Form 10-Q
period 2019-09-30
HarborOne Bancorp, Inc.
filed 2019-11-07
CIK 1769617

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-38955

HarborOne Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Massachusetts	81-1607465
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

770 Oak Street, Brockton, Massachusetts	02301
(Address of principal executive offices)	(Zip Code)

(508) 895-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	HONE	The NASDAQ Stock Market, LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of November 1, 2019 there were 58,429,584 shares of the Registrant’s common stock, par value $0.01 per share, outstanding

HarborOne Bancorp, Inc.

Consolidated Balance Sheets (unaudited)

	September 30,	December 31,
(in thousands, except share data)	2019	2018

Assets
Cash and due from banks	$27,758	$27,686
Short-term investments	210,873	77,835
Total cash and cash equivalents	238,631	105,521

Securities available for sale, at fair value	204,133	209,293
Securities held to maturity, at amortized cost	27,099	44,688
Federal Home Loan Bank stock, at cost	13,466	24,969
Loans held for sale, at fair value	102,121	42,107
Loans	3,112,264	2,985,507
Less: Allowance for loan losses	(23,044)	(20,655)
Net loans	3,089,220	2,964,852
Accrued interest receivable	9,835	9,996
Other real estate owned and repossessed assets	377	749
Mortgage servicing rights, at fair value	16,067	22,217
Property and equipment, net	56,997	57,045
Retirement plan annuities	13,231	12,931
Bank-owned life insurance	45,391	44,635
Deferred income taxes, net	5,530	6,727
Goodwill and other intangible assets	76,117	78,467
Other assets	50,805	28,924
Total assets	$3,949,020	$3,653,121

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing deposits	$446,432	$412,906
Interest-bearing deposits	2,411,602	2,194,647
Brokered deposits	66,474	77,508
Total deposits	2,924,508	2,685,061
Short-term borrowed funds	60,000	290,000
Long-term borrowed funds	211,140	229,936
Subordinated debt	33,875	33,799
Mortgagors' escrow accounts	6,251	4,551
Accrued interest payable	806	1,611
Other liabilities and accrued expenses	52,886	50,589
Total liabilities	3,289,466	3,295,547

Commitments and contingencies (Notes 10 and 11)

Common stock, $0.01 par value; 150,000,000 shares authorized; 58,500,785 and 58,612,149 shares issued; 58,429,584 and 58,465,505 shares outstanding at September 30, 2019 and December 31, 2018, respectively (1)	584	327
Additional paid-in capital	458,599	152,156
Retained earnings	233,049	219,088
Treasury stock, at cost, 71,201 and 146,644 shares at September 30, 2019 and December 31, 2018, respectively (1)	(721)	(1,548)
Accumulated other comprehensive income (loss)	1,881	(2,358)
Unearned compensation - ESOP	(33,838)	(10,091)
Total stockholders' equity	659,554	357,574
Total liabilities and stockholders' equity	$3,949,020	$3,653,121

(1) Share amounts related to periods prior to the August 14, 2019 closing of the conversion offering have been restated to give retroactive recognition to the 1.795431 exchange ratio applied in the conversion offering.

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2019	2018	2019	2018

Interest and dividend income:
Interest and fees on loans	$36,230	$25,115	$106,033	$71,485
Interest on loans held for sale	747	625	1,647	1,557
Interest on taxable securities	1,450	1,412	4,816	4,042
Interest on non-taxable securities	92	217	423	650
Other interest and dividend income	1,211	480	2,142	1,051
Total interest and dividend income	39,730	27,849	115,061	78,785

Interest expense:
Interest on deposits	9,972	5,409	27,577	13,382
Interest on FHLB borrowings	1,249	1,130	5,203	3,074
Interest on subordinated debentures	524	189	1,553	189
Total interest expense	11,745	6,728	34,333	16,645

Net interest and dividend income	27,985	21,121	80,728	62,140
Provision for loan losses	889	632	3,496	2,326

Net interest and dividend income, after provision for loan losses	27,096	20,489	77,232	59,814

Noninterest income:
Mortgage banking income:
Changes in mortgage servicing rights fair value	(2,474)	(378)	(6,866)	338
Other	13,979	9,249	31,528	24,275
Total mortgage banking income	11,505	8,871	24,662	24,613
Deposit account fees	4,186	3,302	12,020	9,493
Income on retirement plan annuities	104	100	300	332
Gain on sale and call of securities, net	77	—	1,344	—
Bank-owned life insurance income	256	243	762	725
Other income	1,145	1,124	3,745	2,383
Total noninterest income	17,273	13,640	42,833	37,546

Noninterest expense:
Compensation and benefits	23,238	16,809	63,068	50,506
Occupancy and equipment	4,171	3,027	13,030	9,263
Data processing	2,196	1,702	6,441	4,824
Loan expenses	1,704	1,503	4,309	4,155
Marketing	799	639	2,934	2,722
Deposit expenses	405	308	1,189	965
Postage and printing	435	344	1,345	1,064
Professional fees	889	712	3,219	2,595
Foreclosed and repossessed assets	42	(45)	(34)	63
Deposit insurance	(225)	540	1,030	1,525
Merger expenses	—	274	—	1,284
Other expenses	2,549	1,570	7,345	4,534
Total noninterest expense	36,203	27,383	103,876	83,500

Income before income taxes	8,166	6,746	16,189	13,860

Income tax provision	1,053	818	2,228	2,577

Net income	$7,113	$5,928	$13,961	$11,283

Earnings per common share (1):
Basic	$0.13	$0.10	$0.25	$0.20
Diluted	$0.13	$0.10	$0.25	$0.20
Weighted average shares outstanding (1):
Basic	55,638,734	56,691,125	56,855,930	56,690,174
Diluted	55,638,734	56,692,204	56,855,930	56,690,533

(1) Share amounts related to periods prior to the August 14, 2019 closing of the conversion offering have been restated to give retroactive recognition to the 1.795431 exchange ratio applied in the conversion offering .

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018

Net income	$7,113	$5,928	$13,961	$11,283
Other comprehensive income:

Securities available for sale:
Unrealized holding gains (losses)	609	(1,501)	6,780	(5,476)
Reclassification adjustment for net realized gains	(77)	—	(1,344)	—
Net unrealized gains (losses)	532	(1,501)	5,436	(5,476)
Related tax effect	(117)	330	(1,197)	1,204
Net-of-tax amount	415	(1,171)	4,239	(4,272)

Comprehensive income	$7,528	$4,757	$18,200	$7,011

Realized gains on securities available for sale are included in gain on sale and call of securities, net, in the Consolidated Statements of Income.  The related income tax expense for the three and nine months ended September 30, 2019 was $22,000 and $377,000, respectively.  There were no realized gains on sales of available for sale securities for the three and nine months ended September 30, 2018.

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

						Accumulated
	Common Stock		Additional		Treasury	Other	Unearned	Total
	Outstanding		Paid-in	Retained	Stock,	Comprehensive	Compensation	Stockholders'
(in thousands, except share data)	Shares (1)	Amount	Capital	Earnings	at Cost	Income (Loss)	- ESOP	Equity

Balance at June 30, 2018	58,571,813	$327	$150,063	$213,049	$(742)	$(3,733)	$(10,388)	$348,576

Comprehensive income (loss)	—	—	—	5,928	—	(1,171)	—	4,757

ESOP shares committed to be released (14,840 shares)	—	—	134	—	—	—	149	283

Restricted stock awards granted	8,797	—	—	—	—	—	—	—

Share-based compensation expense	—	—	535	—	—	—	—	535

Treasury stock purchased	(75,544)	—	—	—	(806)	—	—	(806)

Balance at September 30, 2018	58,505,066	$327	$150,732	$218,977	$(1,548)	$(4,904)	$(10,239)	$353,345

Balance at June 30, 2019	58,483,025	$327	$154,730	$225,936	$(1,548)	$1,466	$(9,793)	$371,118

Corporate Reorganization:

Conversion of HarborOne Bancorp, Inc. (net of costs of $6.3 million)	8,760	257	303,854	—	—	—	—	304,111

Purchase of 2,482,945 shares by the ESOP	—	—	—	—	—	—	(24,830)	(24,830)

Treasury stock retired	—	—	(1,548)	—	1,548	—	—	—

Contribution of HarborOne Bancorp Mutual Bancshares	—	—	99	—	—	—	—	99

Comprehensive income	—	—	—	7,113	—	415	—	7,528

ESOP shares committed to be released (78,588 shares)	—	—	158	—	—	—	785	943

Restricted stock awards granted, net of awards forfeited	9,000	—	—	—	—	—	—	—

Share-based compensation expense	—	—	1,306	—	—	—	—	1,306

Treasury stock purchased	(71,201)	—	—	—	(721)	—	—	(721)

Balance at September 30, 2019	58,429,584	$584	$458,599	$233,049	$(721)	$1,881	$(33,838)	$659,554

(1) Share amounts related to periods prior to the August 14, 2019 closing of the conversion offering have been restated to give retroactive recognition to the 1.795431 exchange ratio applied in the conversion offering.

HarborOne Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

						Accumulated
	Common Stock		Additional		Treasury	Other	Unearned	Total
	Outstanding		Paid-in	Retained	Stock,	Comprehensive	Compensation	Stockholders'
(in thousands, except share data)	Shares (1)	Amount	Capital	Earnings	at Cost	Income (Loss)	- ESOP	Equity

Balance at December 31, 2017	58,616,160	$327	$147,060	$207,590	$(280)	$(528)	$(10,685)	$343,484

Comprehensive income (loss)	—	—	—	11,283	—	(4,272)	—	7,011

Reclassification of stranded effect of tax rate change	—	—	—	104	—	(104)	—	—

ESOP shares committed to be released (29,680 shares)	—	—	390	—	—	—	446	836

Restricted stock awards granted	8,797	—	—	—	—	—	—	—

Share-based compensation expense	—	—	3,282	—	—	—	—	3,282

Treasury stock purchased	(119,891)	—	—	—	(1,268)	—	—	(1,268)

Balance at September 30, 2018	58,505,066	$327	$150,732	$218,977	$(1,548)	$(4,904)	$(10,239)	$353,345

Balance at December 31, 2018	58,465,505	$327	$152,156	$219,088	$(1,548)	$(2,358)	$(10,091)	$357,574

Corporate Reorganization:

Conversion of HarborOne Bancorp, Inc. (net of costs of $6.3 million)	8,760	257	303,854	—	—	—	—	304,111

Purchase of 2,482,945 shares by the ESOP	—	—	—	—	—	—	(24,830)	(24,830)

Treasury stock retired	—	—	(1,548)	—	1,548	—	—	—

Contribution of HarborOne Bancorp Mutual Bancshares	—	—	99	—	—	—	—	99

Comprehensive income	—	—	—	13,961	—	4,239	—	18,200

ESOP shares committed to be released (108,268 shares)	—	—	370	—	—	—	1,083	1,453

Restricted stock awards granted, net of awards forfeited	26,520	—	—	—	—	—	—	—

Share-based compensation expense	—	—	3,668	—	—	—	—	3,668

Treasury stock purchased	(71,201)	—	—	—	(721)	—	—	(721)

Balance at September 30, 2019	58,429,584	$584	$458,599	$233,049	$(721)	$1,881	$(33,838)	$659,554

(1) Share amounts related to periods prior to the August 14, 2019 closing of the conversion offering have been restated to give retroactive recognition to the 1.795431 exchange ratio applied in the conversion offering.

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in thousands)	2019	2018

Cash flows from operating activities:
Net income	$13,961	$11,283
Adjustments to reconcile net income to net cash used by operating activities:
Provision for loan losses	3,496	2,326
Net amortization of securities premiums/discounts	196	432
Net amortization of net deferred loan costs/fees and premiums	2,152	2,604
Depreciation and amortization of premises and equipment	3,296	2,174
Change in mortgage servicing rights fair value	6,866	(338)
Mortgage servicing rights capitalized	(716)	(1,268)
Amortization of consumer servicing rights	22	35
Accretion of fair value adjustment on loans and deposits, net	(1,800)	(247)
Amortization of other intangible assets	1,897	35
Amortization of subordinated debt issuance costs	76	—
Gain on sale of securities, net	(1,344)	—
Bank-owned life insurance income	(762)	(725)
Income on retirement plan annuities	(300)	(332)
Fair value adjustment gain on loans transferred to held for sale	—	(472)
Net gain on sale and write-down of other real estate owned and repossessed assets	(94)	(36)
ESOP expense	1,453	836
Share-based compensation expense	3,668	3,282
Net change in:
Loans held for sale	(60,014)	8,965
Other assets and liabilities, net	(19,790)	6,861
Net cash (used) provided by operating activities	(47,737)	35,415

Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	38,786	18,292
Purchases	(55,369)	(44,943)
Sales	28,391	—
Activity in securities held to maturity:
Maturities, prepayment and calls	17,525	2,243
Purchases	—	(2,996)
Net redemption of FHLB stock	11,503	2,269
Participation-in loan purchases	(28,931)	(71,699)
Loan originations, net of principal payments	(100,226)	(67,500)
Proceeds from sale of other real estate owned and repossessed assets	2,145	1,343
Additions to property and equipment	(3,248)	(2,864)
Cash received in MHC merger	99	—
Net cash used by investing activities	(89,325)	(165,855)

(continued)

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in thousands)	2019	2018

Cash flows from financing activities:
Net increase in deposits	238,708	171,903
Net change in borrowed funds with maturities less than ninety days	(230,000)	(19,000)
Proceeds from other borrowed funds and subordinated debt	21,220	74,930
Repayment of other borrowed funds	(40,016)	(81,253)
Net change in mortgagors' escrow accounts	1,700	(566)
Purchase of shares by the ESOP	(24,830)	—
Treasury stock purchased	(721)	(1,268)
Net proceeds from sale of common stock	304,111	—
Net cash provided by financing activities	270,172	144,746

Net change in cash and cash equivalents	133,110	14,306

Cash and cash equivalents at beginning of period	105,521	80,791

Cash and cash equivalents at end of period	$238,631	$95,097

Supplemental cash flow information:
Interest paid on deposits	$27,654	$13,348
Interest paid on borrowed funds	7,531	3,170
Income taxes paid, net	2,341	1,826
Transfer of loans to other real estate owned and repossessed assets	1,680	1,261
Transfer of loans to loans held for sale	—	105,351

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The unaudited interim Consolidated Financial Statements of HarborOne Bancorp, Inc. (the “Company”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by the U.S. generally accepted accounting principles (“GAAP”).  In the opinion of management, all adjustments and disclosures considered necessary for the fair presentation of the accompanying Consolidated Financial Statements have been included.  Interim results are not necessarily reflective of the results of the entire year. The accompanying unaudited interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements for the year ended December 31, 2018 and 2017 and notes thereto included in the Company’s Annual Report on Form 10-K.

The unaudited interim Consolidated Financial Statements include the accounts of the Company; the Company’s subsidiaries, Legion Parkway Company LLC, a security corporation formed on July 13, 2016, HarborOne Bank (the “Bank”); and the Bank’s wholly-owned subsidiaries.  The Bank’s subsidiaries consist of a mortgage company, a passive investment corporation and two security corporations.  Merrimack Mortgage Company, LLC was acquired and became a wholly-owned subsidiary of the Bank on July 1, 2015, and effective April 3, 2018 became HarborOne Mortgage, LLC (“HarborOne Mortgage”).  The security corporations were established for the purpose of buying, holding and selling securities on their own behalf.  The passive investment corporation maintains and manages certain assets of the Bank.  All significant intercompany balances and transactions have been eliminated in consolidation.

Conversion and Reorganization

On August 14, 2019 the Company completed a second step conversion offering (the “Offering”). Prior to the completion of the Offering approximately 53% of the shares of common stock of the Company were owned by HarborOne Mutual Bancshares, a mutual holding company (the ”MHC”). The Company raised gross proceeds of $310.4 million and incurred expenses of  $6.3 million resulting in net cash proceeds of $304.1 million by selling 31,036,812 shares of common stock at $10.00 per share in the Offering. In addition, each share of the Company common stock owned by shareholders, other than the MHC, prior to the Offering was exchanged for 1.795431 shares of Company common stock, a total of 12,162,763  shares of Company common stock were issued in the exchange. The Company utilized $24.8 million to fund an additional ESOP loan, invested $151.3 million into the Bank’s operations, and retained the remaining amount for general corporate purposes.

As a result of the Offering, all shares and per share information has been revised to reflect the 1.795431 exchange ratio. Such revised financial information presented in this Form 10-Q is derived from the consolidated financial statements of the Company.

Business Combination

Effective October 5, 2018, the Company completed the acquisition of Coastway Bancorp, Inc. (“Coastway”) the holding company of Coastway Community Bank in an all cash transaction valued at approximately $125.6 million, with $835.1 million in total assets, $736.2 million in gross loans and $478.3 million in deposits.

Nature of Operations

The Company provides a variety of financial services to individuals and businesses through its 24 full-service branches in Massachusetts and Rhode Island, one limited-service bank branch, and a commercial lending office in each of Boston, Massachusetts and Providence, Rhode Island. HarborOne Mortgage maintains more than 30 offices in Massachusetts, Rhode Island, New Hampshire, Maine, and New Jersey and is also licensed to lend in four additional states.

The Company’s primary deposit products are checking, money market, savings and term certificate of deposit accounts while its primary lending products are commercial real estate, commercial, residential mortgages, home equity,

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

and consumer loans. The Company also originates, sells and services residential mortgage loans through HarborOne Mortgage.

Use of Estimates

In preparing unaudited interim Consolidated Financial Statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuations of mortgage servicing rights, derivatives, goodwill and deferred tax assets.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed and generally do not exceed the time frame provided in the FDIC’s Uniform Retail Credit Classification and Account Management Policy.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.  The allowance consists of general, allocated and unallocated components, as further described below.

General component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the Company’s loan segments.  Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment except commercial real estate and commercial loans.  Due to the lack of historical loss experience for our commercial real estate, commercial construction and commercial loan portfolio, we utilize peer loss data.  Adjustments to this historical loss factor are considered for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions.  There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during 2018 or the nine months ended September 30, 2019.  The qualitative factors are determined based on the various risk characteristics of each loan segment.  Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate – The Company generally does not originate portfolio loans with a loan-to-value ratio greater than 80 percent without obtaining private mortgage insurance and does not generally grant loans that would be classified as subprime upon origination.  The Company generally has first or second liens on property securing equity lines of credit.  Loans in this segment are generally collateralized by residential real estate and repayment is dependent on the credit quality of the individual borrower.  The overall health of the economy, including unemployment rates and housing prices, can have an effect on the credit quality in this segment.

Residential construction –Residential construction loans include loans to build one- to four-family owner-occupied properties, which are subject to the same credit quality factors as residential real estate loans.

Commercial real estate – Loans in this segment are primarily secured by income-producing properties in southeastern New England.  The underlying cash flows generated by the properties can be adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, could have an effect on the credit quality in this segment.  Management obtains rent rolls annually and continually monitors the cash flows of these loans.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Commercial construction –Commercial construction loans may include speculative real estate development loans for which payment is derived from lease or sale of the property. Credit risk is affected by cost overruns, time to lease or sell at an adequate price, and market conditions.

Commercial – Loans in this segment are made to businesses and are generally secured by assets of the business.  Repayment is expected from the cash flows of the business.  A weakened economy, and resultant decreased consumer or business spending, could have an effect on the credit quality in this segment.

Consumer – Loans in this segment are generally secured by automobiles or unsecured and repayment is dependent on the credit quality of the individual borrower.

Allocated component

The allocated component relates to loans that are classified as impaired.  Residential real estate, commercial, commercial real estate and construction loans are evaluated for impairment on a loan-by-loan basis.  Impairment is determined by nonaccrual status, whether a loan is subject to a troubled debt restructuring agreement or in the case of certain loans, based on the internal credit rating.  Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, except for troubled debt restructurings (“TDRs”), the Company does not separately identify individual consumer loans for impairment evaluation.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

The Company periodically may agree to modify the contractual terms of loans.  When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a TDR.  All TDRs are initially classified as impaired.  Impairment is measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.  An allowance is established when the discounted cash flows or collateral value of the impaired loan is lower than the carrying value of that loan.

Unallocated component

The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. Additionally the Company's unseasoned commercial portfolio and use of peer group data to establish general reserves for the commercial portfolio adds another element of risk to management's estimates.

Earnings Per Share

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period.  Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. The restricted stock awards are participating securities; therefore, unvested awards are included as common shares outstanding in the computation of basic earnings per share. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock option awards and are determined using the treasury stock method.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Recent Accounting Pronouncements

As an “emerging growth company”, as defined in Title 1 of the Jumpstart Our Business Startups (“JOBS”) Act, the Company has elected to use the extended transition period to delay the adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies.  As of September 30, 2019, there is no significant difference in the comparability of the financial statements as a result of this extended transition period. The Company’s emerging growth company status is scheduled to end December 31, 2021 unless a triggering event occurs sooner.

In October 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-16, Derivatives and Hedging (Topic 815) – Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedging Accounting Purposes. The purpose of ASU 2018-16 is to permit the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815. The amendments in ASU 2018-16 are effective for public business entities for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, if ASU 2017-12 has already been adopted. For non-public entities, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020.  Early adoption is permitted in any interim period upon issuance of ASU 2018-16 if a public business entity has adopted ASU 2017-12. The amendments in ASU 2018-16 should be applied prospectively for qualifying new or redesignated hedging relationships entered into on or after the date of adoption. The Company does not have any derivatives within the scope of the ASU.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. For non-public entities, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  The adoption of this standard is not expected to have a material effect on the Company’s Consolidated Financial Statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. This guidance changes the recognition and presentation requirements of hedge accounting, including eliminating the requirement to separately measure and report hedge ineffectiveness and presenting all items that affect earnings in the same income statement line as the hedged item. This guidance also provides new alternatives for applying hedge accounting to additional hedging strategies, measuring the hedged item in fair value hedges of interest rate risk, reducing the complexity of applying hedge accounting by easing the requirements for effectiveness testing, hedge documentation and application of the critical terms match method, and reducing the risk of material error corrections if a company applies the shortcut method inappropriately.  This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For non-public entities, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020.  The Company does not have any derivatives within the scope of the ASU.

In June 2016, FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Entities will now use forward-looking information to better form their credit loss estimates.  The ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio.  For public entities that are SEC filers, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  For non-public entities, this ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The Company continues to evaluate the impact of this ASU on the consolidated financial statements

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

and disclosures. The Company has formed a cross functional working group and is currently working through its implementation plan which includes assessment and documentation of processes, internal controls, and data sources; model development and documentation; and implementation of a third-party vendor solution to assist in the application of this ASU.

In February 2016, FASB issued ASU 2016-02,  Leases (Topic 842).  This update requires a lessee to record a right-to-use asset and a liability representing the obligation to make lease payments for long-term leases.  For public business entities, this update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  For non-public business entities, this update is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years beginning after December 15, 2020.  While we are currently evaluating the impact of the new standard, we expect an increase to the Consolidated Balance Sheets for right-of-use assets and associated lease liabilities but no material impact to the Consolidated Statement of Income, for arrangements previously accounted for as operating leases.

In January 2016, FASB issued ASU 2016-01, Financial Instruments – Overall, (Subtopic 825-10).  The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  Targeted improvements to generally accepted accounting principles include the requirement for equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, the elimination of the requirement for non-public business entities to disclose the fair value of financial instruments measured at amortized cost and the elimination of the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost.  For public business entities, the amendments in this update were effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  For non-public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019.  Management currently does not expect adoption of this ASU to have a material impact on the Company's Consolidated Financial Statements as the Company does not currently hold any equity securities.

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve the core principle, a company should apply a five step approach to revenue recognition. For public business entities, this ASU was effective for annual reporting periods, including interim periods, beginning after December 15, 2017. For non-public business entities, this ASU is effective for annual reporting periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019.  The Bank's primary source of revenue is interest income on financial assets and income from mortgage banking activities, which are explicitly excluded from the scope of the new guidance.  The Company adopted the updated guidance using the modified retrospective approach effective January 1, 2019, with no material impact on its Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

2.SECURITIES

The amortized cost and fair value of securities with gross unrealized gains and losses is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)

September 30, 2019:
Securities available for sale
U.S. government and government-sponsored enterprise obligations	$22,995	$237	$—	$23,232
U.S. government agency and government-sponsored residential mortgage-backed securities	118,206	1,443	207	119,442
U.S. government-sponsored collateralized mortgage obligations	27,528	316	13	27,831
SBA asset-backed securities	32,991	637	—	33,628
Total securities available for sale	$201,720	$2,633	$220	$204,133

Securities held to maturity

U.S. government agency and government-sponsored residential mortgage-backed securities	$13,323	$94	$6	$13,411
U.S. government-sponsored collateralized mortgage obligations	1,516	77	—	1,593
SBA asset-backed securities	5,309	173	—	5,482
Municipal bonds	6,951	299	—	7,250
Total securities held to maturity	$27,099	$643	$6	$27,736

December 31, 2018:
Securities available for sale
U.S. government and government-sponsored enterprise obligations	$27,997	$71	$527	$27,541
U.S. government agency and government-sponsored residential mortgage-backed securities	105,340	335	1,658	104,017
U.S. government-sponsored collateralized mortgage obligations	31,293	—	365	30,928
SBA asset-backed securities	47,686	106	985	46,807
Total securities available for sale	$212,316	$512	$3,535	$209,293

Securities held to maturity
U.S. government agency and government-sponsored residential mortgage-backed securities	$15,025	$63	$481	$14,607
U.S. government-sponsored collateralized mortgage obligations	1,724	29	—	1,753
SBA asset-backed securities	5,818	42	41	5,819
Municipal bonds	22,121	406	—	22,527
Total securities held to maturity	$44,688	$540	$522	$44,706

Nine mortgage-backed securities with a combined fair value of $23.7 million are pledged as collateral for interest rate swap agreements as of September 30, 2019 (see Note 11).  There were no securities pledged as collateral as of December 31, 2018.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2019 is as follows:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)

After 5 years through 10 years	$22,995	$23,232	$1,152	$1,252
Over 10 years	—	—	5,799	5,998
	22,995	23,232	6,951	7,250

U.S. government agency and government-sponsored residential mortgage-backed securities	118,206	119,442	13,323	13,411
U.S. government-sponsored collateralized mortgage obligations	27,528	27,831	1,516	1,593
SBA asset-backed securities	32,991	33,628	5,309	5,482

Total	$201,720	$204,133	$27,099	$27,736

U.S. government-sponsored residential mortgage-backed securities, collateralized mortgage obligations and securities whose underlying assets are loans from the U.S. Small Business Administration (“SBA asset-backed securities”) have stated maturities of two to 27 years; however, it is expected that such securities will have shorter actual lives due to prepayments.

The following table shows proceeds and gross realized gains and losses related to the sales and calls of securities for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)

Sales
Proceeds (1)	$—	$—	$28,391	$—
Gross gains	—	—	1,267	—
Gross losses	—	—	—	—

Calls
Proceeds (1)	$11,775	$—	$20,145	$—
Gross gains	77	—	77	—
Gross losses	—	—	—	—

(1) For the nine months ended September 30, 2019, proceeds from sales consisted of six available for sale securities.  Proceeds from calls consisted of seven and fifteen held to maturity securities for the three and nine months ended September 30, 2019, respectively, and one available for sale security for the three and nine months ended September 30, 2019.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Information pertaining to securities with gross unrealized losses at September 30, 2019 and December 31, 2018 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months		Twelve Months and Over
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(in thousands)

September 30, 2019:
Securities available for sale

U.S. government agency and government-sponsored residential mortgage-backed securities	$83	$19,232	$124	$11,244
U.S. government-sponsored collateralized mortgage obligations	—	—	13	3,898
SBA asset-backed securities	—	1,202	—	—
	$83	$20,434	$137	$15,142

Securities held to maturity

U.S. government agency and government-sponsored residential mortgage-backed securities	$—	$—	$6	$2,703

December 31, 2018:
Securities available for sale

U.S. government and government-sponsored enterprise obligations	$—	$—	$527	$17,460
U.S. government agency and government-sponsored residential mortgage-backed securities	55	12,714	1,603	67,060
U.S. government-sponsored collateralized mortgage obligations	—	—	365	30,928
SBA asset-backed securities	—	—	985	36,860
	$55	$12,714	$3,480	$152,308

Securities held to maturity

U.S. government agency and government-sponsored residential mortgage-backed securities	$—	$—	$481	$12,938
SBA asset-backed securities	—	—	41	2,834
	$—	$—	$522	$15,772

Management evaluates securities for other-than-temporary impairment (“OTTI”) at each reporting period, and more frequently when economic or market concerns warrant such evaluation.

At September 30, 2019, 15 securities with an amortized cost of $38.5 million have unrealized losses with aggregate depreciation of 0.59% from the Company’s amortized cost basis.

The unrealized losses on the Company’s securities were primarily caused by changes in interest rates.  All of these investments are guaranteed by government and government-sponsored enterprises.  Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment.  Because the decline in fair value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be OTTI at September 30, 2019.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

3.LOANS HELD FOR SALE

At September 30, 2019 and December 31, 2018, there were no loans held for sale that were greater than ninety days past due.

The following table provides the fair value and contractual principal balance outstanding of loans held for sale accounted for under the fair value option:

	September 30,	December 31,
	2019	2018
	(in thousands)

Loans held for sale, fair value	$102,121	$42,107
Loans held for sale, contractual principal outstanding	99,422	40,692
Fair value less unpaid principal balance	$2,699	$1,415

4.LOANS

A summary of the balances of loans follows:

	September 30,	December 31,
	2019	2018
	(in thousands)

Residential real estate:
One- to four-family	$946,792	$942,659
Second mortgages and equity lines of credit	152,494	158,138
Residential real estate construction	14,418	14,659
Commercial real estate	1,088,036	934,420
Commercial construction	160,549	161,660
Total mortgage loans on real estate	2,362,289	2,211,536

Commercial	298,652	277,271

Consumer loans:
Auto	434,047	478,863
Personal	11,484	12,582
Total consumer loans	445,531	491,445

Total loans	3,106,472	2,980,252
Net deferred loan costs	5,792	5,255
Allowance for loan losses	(23,044)	(20,655)
Loans, net	$3,089,220	$2,964,852

The Company has transferred a portion of its originated commercial real estate loans to participating lenders.  The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying unaudited interim Consolidated Balance Sheets.  The Company and participating lenders share ratably in cash flows and any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan.  The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties.  At September 30, 2019 and December 31, 2018, the Company was servicing loans for participants aggregating  $158.7 million and $140.9 million, respectively.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Acquired Loans

The loans purchased from Coastway included $5.4 million in purchased credit impaired loans (“PCI”). The PCI loans were primarily residential real estate loans. The contractual amount outstanding and carrying value of these loans at September 30, 2019 were $4.8 million and $4.5 million, respectively. The expected cash flow of the pool is $4.7 million and the accretable yield is $164,000. During the three and nine months ended September 30, 2019, $30,000 and $76,000 was accreted into interest income, respectively. PCI loans are included in the Company’s impaired loan balances in the following tables. At September 30, 2019, $2.2 million of PCI loans are included in the delinquency table and $2.3 million are included in the nonaccrual table. At December 31, 2018, $2.2 million of PCI loans are were included in the delinquency table and $500,000 were included in the nonaccrual table.

The following is the activity in the allowance for loan losses for the three months ended September 30, 2019 and 2018:

	Mortgage Loans
		Commercial	Commercial
	Residential	Real Estate	Construction	Commercial	Consumer	Unallocated	Total
	(in thousands)

Balance at June 30, 2018	$3,461	$8,672	$2,367	$1,969	$1,219	$1,556	$19,244

Provision (credit) for loan losses	(262)	760	(355)	495	102	(108)	632
Charge-offs	(50)	—	—	(255)	(209)	—	(514)
Recoveries	10	—	—	1	67	—	78
Balance at September 30, 2018	$3,159	$9,432	$2,012	$2,210	$1,179	$1,448	$19,440

Balance at June 30, 2019	$3,100	$11,100	$2,927	$2,512	$1,063	$1,559	$22,261

Provision (credit) for loan losses	1	739	(366)	34	113	368	889
Charge-offs	—	—	—	(43)	(216)	—	(259)
Recoveries	74	1	—	—	78	—	153
Balance at September 30, 2019	$3,175	$11,840	$2,561	$2,503	$1,038	$1,927	$23,044

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

	Mortgage Loans
		Commercial	Commercial
	Residential	Real Estate	Construction	Commercial	Consumer	Unallocated	Total
	(in thousands)

Balance at December 31, 2017	$4,000	$7,835	$1,810	$2,254	$1,000	$1,590	$18,489

Provision (credit) for loan losses	(828)	1,597	202	944	553	(142)	2,326
Charge-offs	(50)	—	—	(990)	(551)	—	(1,591)
Recoveries	37	—	—	2	177	—	216
Balance at September 30, 2018	$3,159	$9,432	$2,012	$2,210	$1,179	$1,448	$19,440

Balance at December 31, 2018	$3,239	$10,059	$2,707	$2,286	$1,154	$1,210	$20,655

Provision (credit) for loan losses	(226)	1,775	(146)	1,035	341	717	3,496
Charge-offs	(136)	—	—	(833)	(660)	—	(1,629)
Recoveries	298	6	—	15	203	—	522
Balance at September 30, 2019	$3,175	$11,840	$2,561	$2,503	$1,038	$1,927	$23,044

Allocation of the allowance to loan segments at September 30, 2019 and December 31, 2018 follows:

	Mortgage Loans
		Commercial	Commercial
	Residential	Real Estate	Construction	Commercial	Consumer	Unallocated	Total
	(in thousands)

September 30, 2019:
Loans:
Impaired loans	$28,809	$—	$11,244	$5,231	$—	$—	$45,284
Non-impaired loans	1,084,895	1,088,036	149,305	293,421	445,531	—	3,061,188
Total loans	$1,113,704	$1,088,036	$160,549	$298,652	$445,531	$—	$3,106,472
Allowance for loan losses:
Impaired loans	$1,051	$—	$—	$14	$—	$—	$1,065
Non-impaired loans	2,124	11,840	2,561	2,489	1,038	1,927	21,979
Total allowance for loan losses	$3,175	$11,840	$2,561	$2,503	$1,038	$1,927	$23,044

December 31, 2018:
Loans:
Impaired loans	$30,720	$2,502	$-	$3,826	$—	$—	$37,048
Non-impaired loans	1,084,736	931,918	161,660	273,445	491,445	—	2,943,204
Total loans	$1,115,456	$934,420	$161,660	$277,271	$491,445	$—	$2,980,252
Allowance for loan losses:
Impaired loans	$1,205	$—	$—	$53	$—	$—	$1,258
Non-impaired loans	2,034	10,059	2,707	2,233	1,154	1,210	19,397
Total allowance for loan losses	$3,239	$10,059	$2,707	$2,286	$1,154	$1,210	$20,655

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following is a summary of past due and non-accrual loans at September 30, 2019 and December 31, 2018:

			90 Days
	30-59 Days	60-89 Days	or More	Total	Loans on
	Past Due	Past Due	Past Due	Past Due	Non-accrual
	(in thousands)

September 30, 2019
Residential real estate:
One- to four-family	$250	$4,581	$4,706	$9,537	$10,604
Second mortgages and equity lines of credit	519	610	453	1,582	1,205
Commercial real estate	342	—	191	533	—
Commercial construction	—	—	—	—	11,244
Commercial	601	302	3,014	3,917	3,967
Consumer:
Auto	1,388	681	425	2,494	534
Personal	35	13	16	64	16
Total	$3,135	$6,187	$8,805	$18,127	$27,570

December 31, 2018
Residential real estate:
One- to four-family	$1,283	$4,554	$6,516	$12,353	$12,120
Second mortgages and equity lines of credit	846	237	754	1,837	1,649
Commercial real estate	—	—	298	298	298
Commercial	34	550	2,575	3,159	3,087
Consumer:
Auto	2,099	446	452	2,997	541
Personal	41	56	5	102	16
Total	$4,303	$5,843	$10,600	$20,746	$17,711

At September 30, 2019 and December 31, 2018, there were no loans past due 90 days or more and still accruing.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following information pertains to impaired loans:

	September 30, 2019			December 31, 2018
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(in thousands)

Impaired loans without a valuation allowance:
Residential	$11,515	$11,647	$—	$11,518	$12,054	$—
Commercial real estate	—	—	—	2,502	2,596	—
Commercial construction	11,244	11,244	—	—	—	—
Commercial	5,217	6,507	—	3,761	4,672	—
Total	27,976	29,398	—	17,781	19,322	—

Impaired loans with a valuation allowance:
Residential	17,294	17,223	1,051	19,202	19,634	1,205
Commercial	14	14	14	65	65	53
Total	17,308	17,237	1,065	19,267	19,699	1,258

Total impaired loans	$45,284	$46,635	$1,065	$37,048	$39,021	$1,258

	Three Months Ended September 30,
	2019			2018
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(in thousands)

Residential	$29,375	$451	$367	$31,712	$441	$340
Commercial real estate	—	—	—	391	—	—
Commercial construction	5,622	—	—	—	—	—
Commercial	5,467	21	21	1,933	—	—
Total	$40,464	$472	$388	$34,036	$441	$340

	Nine Months Ended September 30,
	2019			2018
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(in thousands)

Residential	$30,316	$1,399	$1,125	$32,552	$1,427	$1,129
Commercial real estate	671	—	—	351	—	—
Commercial construction	3,748	—	—	33	—	—
Commercial	5,497	44	44	2,409	8	5
Total	$40,232	$1,443	$1,169	$35,345	$1,435	$1,134

Interest income recognized and interest income recognized on a cash basis in the tables above represent interest income for the three and nine months ended September 30, 2019 and 2018, not for the time period designated as impaired.  No additional funds are committed to be advanced in connection with impaired loans.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

There were no material TDR loan modifications for the three months ended September 30, 2019 and 2018.

The recorded investment in TDRs was $19.8 million and $22.2 million at September 30, 2019 and December 31, 2018, respectively.  Of these loans, $3.2 million and $4.3 million were on non-accrual at September 30, 2019 and December 31, 2018, respectively.

All TDR loans are considered impaired and management performs a discounted cash flow calculation to determine the amount of impairment reserve required on each loan.  TDR loans which subsequently default are reviewed to determine if the loan should be deemed collateral dependent.  In either case, any reserve required is recorded as part of the allowance for loan losses.

During the three and nine months ended September 30, 2019 and 2018, there were no payment defaults on TDRs.

Credit Quality Information

The Company uses a ten grade internal loan rating system for commercial real estate, commercial construction and commercial loans, as follows:

Loans rated 1 – 6 are considered “pass” rated loans with low to average risk.

Loans rated 7 are considered “special mention.”  These loans are starting to show signs of potential weakness and are being closely monitored by management.

Loans rated 8 are considered “substandard.”  Generally, a loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged.  There is a distinct possibility that the Company will sustain some loss if the weakness is not corrected.

Loans rated 9 are considered “doubtful.”  Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable.

Loans rated 10 are considered “uncollectible” (loss), and of such little value that their continuance as loans is not warranted.

Loans not rated consist primarily of certain smaller balance commercial real estate and commercial loans that are managed by exception.

On an annual basis, or more often if needed, the Company formally reviews on a risk adjusted basis, the ratings on all commercial real estate, construction and commercial loans.  Semi-annually, the Company engages an independent third party to review a significant portion of loans within these segments.  Management uses the results of these reviews as part of its annual review process.

On a monthly basis, the Company reviews the residential construction, residential real estate and consumer installment portfolios for credit quality primarily through the use of delinquency reports.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents the Company’s loans by risk rating at September 30, 2019 and December 31, 2018:

	September 30, 2019			December 31, 2018
	Commercial		Commercial	Commercial		Commercial
	Real Estate	Commercial	Construction	Real Estate	Commercial	Construction
	(in thousands)

Loans rated 1 - 6	$1,082,002	$292,988	$134,643	$919,305	$268,280	$147,124
Loans rated 7	4,287	421	14,662	10,595	5,165	14,536
Loans rated 8	—	3,262	11,244	2,502	1,896	—
Loans rated 9	—	1,981	—	—	1,930	—
Loans rated 10	—	—	—	—	—	—
Loans not rated	1,747	—	—	2,018	—	—
	$1,088,036	$298,652	$160,549	$934,420	$277,271	$161,660

5.MORTGAGE LOAN SERVICING

The Company sells residential mortgages to government-sponsored entities and other parties.  The Company retains no beneficial interests in these loans, but may retain the servicing rights of the loans sold.  Mortgage loans serviced for others are not included in the accompanying unaudited interim Consolidated Balance Sheets.  The risks inherent in mortgage servicing rights (“MSRs”) relate primarily to changes in prepayments that primarily result from shifts in mortgage interest rates.  The unpaid principal balance of mortgage loans serviced for others was $1.87 billion and $1.99 billion as of September 30, 2019 and December 31, 2018, respectively.

The Company accounts for MSRs at fair value.  The Company obtains valuations from independent third parties to determine the fair value of MSRs.  Key assumptions used in the estimation of fair value include prepayment speeds, discount rates, default rates, cost to service, and contractual servicing fees.  At September 30, 2019 and December 31, 2018, the following weighted average assumptions were used in the calculation of fair value of MSRs:

	September 30,	December 31,
	2019	2018
Prepayment speed	14.41%	9.45%
Discount rate	9.33	9.32
Default rate	2.56	2.06

The following summarizes changes to MSRs for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)

Balance, beginning of period	$18,156	$22,832	$22,217	$21,092
Additions	385	1,294	716	2,318
Changes in fair value due to:
Reductions from loans paid off during the period	(585)	(521)	(1,363)	(1,362)
Changes in valuation inputs or assumptions	(1,889)	143	(5,503)	1,700
Balance, end of period	$16,067	$23,748	$16,067	$23,748

Contractually specified servicing fees included in other mortgage banking income amounted to $1.3 million and $4.1 million for the three and nine months ended September 30, 2019 and $1.3 million and $4.0 million for the three and nine months ended September 30, 2018, respectively.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

6. GOODWILL

Goodwill was $69.6 million and $70.1 million as of September 30, 2019 and December 31, 2018, respectively. The Company’s goodwill originated from the acquisition of Coastway in October 2018, Cumberland Mortgage in January 2018 and HarborOne Mortgage in 2015. The Company recorded fair value adjustments to reduce goodwill in the amount of $453,000 in the first quarter of 2019.

There has been no impairment in goodwill recorded as of September 30, 2019. Future events that could cause a significant decline in our expected future cash flows or a significant adverse change in our business or the business climate may necessitate taking charges in future reporting periods related to the impairment of our goodwill and other intangible assets.

7.DEPOSITS

A summary of deposit balances, by type, is as follows:

	September 30,	December 31,
	2019	2018
	(in thousands)

NOW and demand deposit accounts	$589,979	$556,517
Regular savings and club accounts	585,327	482,088
Money market deposit accounts	875,804	758,933
Total non-certificate accounts	2,051,110	1,797,538

Term certificate accounts greater than $250,000	166,404	180,305
Term certificate accounts less than or equal to $250,000	640,520	629,710
Brokered deposits	66,474	77,508
Total certificate accounts	873,398	887,523
Total deposits	$2,924,508	$2,685,061

The Company has established a relationship to participate in a reciprocal deposit program with other financial institutions.  The reciprocal deposit program provides access to FDIC-insured deposit products in aggregate amounts exceeding the current limits for depositors.  At September  30, 2019 and December 31, 2018, total reciprocal deposits were $218.3 million and $110.4 million, respectively, consisting primarily of money market accounts.

A summary of certificate accounts by maturity at September  30, 2019 is as follows:

		Weighted
		Average
	Amount	Rate
	(dollars in thousands)

Within 1 year	$607,505	2.21%
Over 1 year to 2 years	213,143	2.27
Over 2 years to 3 years	41,171	1.91
Over 3 years to 4 years	12,084	2.10
Over 4 years to 5 years	1,100	1.65
Total certificate deposits	875,003	2.21%
Less unaccreted acquisition discount	(1,605)
Total certificate deposits, net	$873,398

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

8.BORROWED FUNDS

Borrowed funds at September  30, 2019 and December 31, 2018 consist of Federal Home Loan Bank (“FHLB”) advances.  Short-term advances were $60.0 million with a weighted average rate of 2.15% at September  30, 2019.  Short-term advances were $290.0 million with a weighted average rate of 2.65% at December 31, 2018.  Long-term advances are summarized by maturity date below.

	September 30, 2019			December 31, 2018
	Amount by		Weighted	Amount by		Weighted
	Scheduled	Amount by	Average	Scheduled	Amount by	Average
	Maturity*	Call Date (1)	Rate (2)	Maturity*	Call Date (1)	Rate (2)
	(dollars in thousands)

Year ending December 31:
2019	$50,000	$80,000	2.40%	$90,000	120,000	2.06%
2020	87,000	97,000	2.25	77,000	87,000	2.25
2021	41,750	21,750	2.47	41,750	21,750	1.95
2022	—	—	—	—	—	—
2023	20,196	196	2.51	20,199	199	1.56
2024	10,000	10,000	1.68	—	—	—
2025 and thereafter	2,194	2,194	1.10	987	987	—
	$211,140	$211,140	2.32%	$229,936	$229,936	2.05%

* Includes an amortizing advance requiring monthly principal and interest payments.

(1) Callable FHLB advances are shown in the respective periods assuming that the callable debt is redeemed at the call date, while all other advances are shown in the periods corresponding to their scheduled maturity date.

(2) Weighted average rates are based on scheduled maturity dates.

The FHLB advances are secured by a blanket security agreement on qualified collateral defined primarily as  77% of the carrying value of first mortgage loans on residential property and 64% of certain other loans deemed acceptable to the FHLB of Boston.

The Company also has an available line of credit with the Federal Reserve Bank of Boston secured by 82% of the carrying value of indirect auto loans with principal balances amounting to $54.9 million and $70.6 million, respectively, of which  no amount was outstanding at September  30, 2019 and December 31, 2018, respectively.

9.INCOME TAXES

For the three and nine months ended September 30, 2019, the Company recorded an expense of $1.1 million and $2.2 million, respectively, representing an effective tax rate of 12.9% and 13.8%.  For the three and nine months ended September  30, 2018, the Company recorded an income tax expense of $818,000 and $2.6 million, respectively, representing an effective tax rate of 12.1% and 18.6%.  The effective tax rate for the quarter ended September 30, 2019 was impacted by the 2015 federal tax refund of $1.3 million and the 2015 Massachusetts state tax refund of $39,700 recognized in the quarter. Additionally, the effective tax rate for the nine months ended September 30, 2019 was impacted by the 2013 federal tax refund of $603,000 and the 2013 Massachusetts state tax refund of $211,000 recognized in the second quarter of 2019 and the 2014 Massachusetts state tax refund of $320,000 recognized in the first quarter of 2019. The refunds were a result of amended returns filed for those years.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

10.OTHER COMMITMENTS AND CONTINGENCIES

Loan Commitments

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and advance funds on various lines of credit.  Those commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the accompanying unaudited interim Consolidated Financial Statements.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments.  The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments.

The following off-balance sheet financial instruments were outstanding at September  30, 2019 and December 31, 2018.  The contract amounts represent credit risk.

	September 30,	December 31,
	2019	2018
	(in thousands)

Commitments to grant loans	$171,167	$47,958
Unadvanced funds on home equity lines of credit	154,734	138,227
Unadvanced funds on revolving lines of credit	137,405	125,257
Unadvanced funds on construction loans	115,914	111,333

Commitments to extend credit and unadvanced portion of construction loans are agreements to lend to a customer, as long as there is no violation of any condition established in the contract.  Commitments to grant loans generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The commitments for unadvanced funds on construction loans, home equity and revolving lines of credit may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer’s credit worthiness on a case-by-case basis.  Commitments to grant loans, and unadvanced construction loans and home equity lines of credit are collateralized by real estate, while revolving lines of credit are unsecured.

11.DERIVATIVES

The Company is party to a variety of derivative transactions, including derivative loan commitments, forward loan sale commitments and interest rate swap contracts. The Company enters into derivative contracts in order to meet the financing needs of its customers. The Company also enters into derivative contracts as a means of reducing its interest rate risk and market risk.

All derivatives are recognized in the unaudited interim Consolidated Balance Sheets at fair value.  Changes in the fair value of derivatives are recognized in earnings.  The Company did not have any fair value hedges or cash flow hedges at September  30, 2019 and December 31, 2018.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Derivative Loan Commitments

Mortgage loan commitments qualify as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding.  The Company enters into commitments to fund residential mortgage loans at specified times in the future, with the intention that these loans will subsequently be sold in the secondary market.  A mortgage loan commitment binds the Company to lend funds to a potential borrower at a specified interest rate and within a specified period of time, generally up to 60  days after inception of the rate lock.

Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of a rate lock to funding of the loan due to increases in mortgage interest rates.  If interest rates increase, the value of these loan commitments decreases.  Conversely, if interest rates decrease, the value of these loan commitments increases.

Forward Loan Sale Commitments

The Company utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments.

With a “mandatory delivery” contract, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price on or before a specified date.  If the Company fails to deliver the amount of mortgages necessary to fulfill the commitment by the specified date, it is obligated to pay a “pair-off” fee, based on then-current market prices, to the investor to compensate the investor for the shortfall.

With a “best efforts” contract, the Company commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor if the loan to the underlying borrower closes.  Generally, the price the investor will pay the seller for an individual loan is specified prior to the loan being funded (e.g., on the same day the lender commits to lend funds to a potential borrower).

The Company expects that these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments.

Interest Rate Swaps

The Company enters into interest rate swap agreements that are transacted to meet the financing needs of its commercial customers. Offsetting interest rate swap agreements are simultaneously transacted with a third-party financial institution to effectively eliminate the Company’s interest rate risk associated with the customer swaps. The primary risks associated with these transactions arise from exposure to the ability of the counterparties to meet the terms of the contract.  Mortgage-backed securities with a fair value of $23.7 million are pledged to secure the Company’s liability for the offsetting interest rate swaps (see Note 2). The interest rate swap notional amount below is the aggregate notional amount of the customer swap and the offsetting third-party swap.

Risk Participation Agreements

The Company has entered into risk participation agreements with the correspondent institutions and shares in any interest rate swap losses incurred as a result of the commercial loan customers’ termination of a loan level interest rate swap agreement prior to maturity. The Company records these risk participation agreements at fair value. The Company’s maximum credit exposure is based on its proportionate share of the settlement amount of the referenced interest rate swap. Settlement amounts are generally calculated based on the fair value of the swap plus outstanding accrued interest receivables from the customer.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following tables present the fair values of derivative instruments in the Consolidated Balance Sheets:

		Assets		Liabilities
		Balance		Balance
	Notional	Sheet	Fair	Sheet	Fair
	Amount	Location	Value	Location	Value
	(in thousands)

September 30, 2019:
Derivative loan commitments	$220,102	Other assets	$2,735	Other liabilities	$150
Forward loan sale commitments	187,500	Other assets	227	Other liabilities	296
Interest rate swaps	618,928	Other assets	20,103	Other liabilities	20,103
Risk participation agreements	104,049	Other assets	—	Other liabilities	—
Total			$23,065		$20,549

December 31, 2018:
Derivative loan commitments	$71,325	Other assets	$1,261	Other liabilities	$112
Forward loan sale commitments	54,500	Other assets	—	Other liabilities	518
Interest rate swaps	285,541	Other assets	3,193	Other liabilities	3,193
Risk participation agreements	80,418	Other assets	—	Other liabilities	—
Total			$4,454		$3,823

The following table presents information pertaining to the Company’s derivative instruments in the Consolidated Statements of Income:

		Amount of Gain (Loss)		Amount of Gain (Loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of Gain (Loss)	2019	2018	2019	2018
		(in thousands)

Derivative loan commitments	Mortgage banking income	$421	$(358)	$1,435	$247
Forward loan sale commitments	Mortgage banking income	782	719	449	395
Total		$1,203	$361	$1,884	$642

12.STOCK-BASED COMPENSATION

Under the HarborOne Bancorp, Inc. 2017 Stock Option and Incentive Plan (the “Equity Plan”), adopted on August 9, 2017, the Company may grant options, stock appreciation rights, restricted stock, restricted units, unrestricted stock awards, cash based awards, performance share awards, and dividend equivalent rights to its directors, officers and employees.

Expense related to awards granted to employees is recognized as compensation expense and expense related to awards granted to directors is recognized as directors' fees within noninterest expense. Total expense for the Equity Plan was $1.3 million and $3.7 million for the three and nine months ended September 30, 2019. For the three and nine months ended September 30, 2018, total expense for the Equity Plan was $535,000 and $3.3 million.

Share amounts related to periods prior to the date of the closing of the Offering on August 14, 2019 have been restated to give retroactive recognition to the 1.795431 exchange ratio applied in the Offering.

Stock Options

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

•	Volatility is based on peer group volatility due to lack of sufficient trading history for the Company.
•	Expected life represents the period of time that the option is expected to be outstanding, taking into account the contractual term and the vesting period.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

•	Expected dividend yield is based on the Company’s history and expectation of dividend payouts.
•	The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equivalent to the expected life of the option.

During the nine months ended September 30, 2019, the Company made the following awards of nonqualified options to purchase shares of common stock:

Options granted	573,440
Vesting period (years)	3
Term (years)	10
Weighted average expected volatility	22%
Expected life (years)	6
Expected dividend yield	—%
Weighted average risk free interest rate	2.47%
Weighted average fair value per option	$ 2.49

A summary of the status of the Company’s stock option grants for the nine months ended September 30, 2019, is presented in the table below:

	Outstanding				Nonvested
			Weighted
			Average			Weighted
		Weighted	Remaining	Aggregate		Average
	Stock Option	Average	Contractual	Intrinsic	Stock Option	Grant Date
	Awards	Exercise Price	Term (years)	Value	Awards	Fair Value

Balance at January 1, 2019	1,778,407	$10.17			1,249,793	$2.82
Granted	573,440	9.07			573,440	2.49
Vested	—	—			(466,810)	2.83
Forfeited	(41,894)	10.23			(41,894)	2.82
Expired	(69,646)	10.23			—	—
Balance at September 30, 2019	2,240,307	$9.88	8.50	$647,000	1,314,529	$2.68
Exercisable at September 30, 2019	925,778	$10.23	7.90	$—
Unrecognized cost inclusive of directors' awards	$2,886,000
Weighted average remaining recognition period (years)	1.77

Restricted Stock

Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by the Company. Any shares not issued because vesting requirements are not met will again be available for issuance under the plan. The fair market value of shares awarded, based on the market price at the date of grant, is unearned compensation to be amortized over the applicable vesting period.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents the activity in non-vested stock awards under the Equity Plan for the nine months ended September  30, 2019:

	Restricted	Weighted Average
	Stock Awards	Grant Price

Non-vested stock awards at January 1, 2019	617,293	$10.24
Vested	(298,484)	10.23
Granted	43,876	9.90
Forfeited	(17,356)	10.23
Non-vested stock awards at September 30, 2019	345,329	$10.19
Unrecognized cost inclusive of directors' awards	$3,093,000
Weighted average remaining recognition period (years)	1.12

13.MINIMUM REGULATORY CAPITAL REQUIREMENTS

The Company and Bank are subject to various regulatory capital requirements administered by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (the “FDIC”).  Failure to meet minimum capital requirements can result in mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s Consolidated Financial Statements.

Under the capital rules, risk-based capital ratios are calculated by dividing Tier 1, common equity Tier 1, and total risk-based capital, respectively, by risk-weighted assets.  Assets and off-balance sheet credit equivalents are assigned to one of several risk-weight categories, based primarily on relative risk.  The rules require banks and bank holding companies to maintain a minimum common equity Tier 1 capital ratio of 4.5%, a minimum Tier 1 capital ratio of 6.0% and a total capital ratio of 8.0%.  In addition, a Tier 1 leverage ratio of 4.0% is required.  Additionally, the capital rules require a bank holding company to maintain a capital conservation buffer of common equity Tier 1 capital in an amount above the minimum risk-based capital requirements equal to 2.5% of total risk weighted assets, or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases.

Under the FDIC’s prompt corrective action rules, an insured state nonmember bank is considered “well capitalized” if its capital ratios meet or exceed the ratios as set forth in the following table and is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.  The Bank must meet well capitalized requirements under prompt corrective action provisions.  Prompt corrective action provisions are not applicable to bank holding companies.

A bank holding company is considered “well capitalized” if the bank holding company (i) has a total risk-based capital ratio of at least 10.0%, (ii) has a Tier 1 risk-based capital ratio of at least 6.0%, and (iii) is not subject to any written agreement order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.

At September 30, 2019, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes.  The capital levels of both the Company and the Bank at September 30, 2019 also exceeded the minimum capital requirements, including the currently applicable capital conservation buffer of 2.5%.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The Company’s and the Bank’s actual regulatory capital ratios as of September 30, 2019 and December 31, 2018 are presented in the table below.

					Minimum Required to be
					Considered "Well Capitalized"
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

HarborOne Bancorp, Inc.
September 30, 2019
Common equity Tier 1 capital to risk-weighted assets	$583,319	19.1%	$137,098	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	583,319	19.1	182,798	6.0	N/A	N/A
Total capital to risk-weighted assets	641,363	21.1	243,730	8.0	N/A	N/A
Tier 1 capital to average assets	583,319	16.2	144,313	4.0	N/A	N/A

December 31, 2018
Common equity Tier 1 capital to risk-weighted assets	$283,738	9.9%	$129,246	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	283,738	9.9	172,328	6.0	N/A	N/A
Total capital to risk-weighted assets	339,393	11.8	229,771	8.0	N/A	N/A
Tier 1 capital to average assets	283,738	8.2	137,919	4.0	N/A	N/A

HarborOne Bank
September 30, 2019
Common equity Tier 1 capital to risk-weighted assets	$446,714	14.7%	$137,063	4.5%	$197,980	6.5%
Tier 1 capital to risk-weighted assets	446,714	14.7	182,751	6.0	243,668	8.0
Total capital to risk-weighted assets	469,758	15.4	243,668	8.0	304,585	10.0
Tier 1 capital to average assets	446,714	12.5	143,335	4.0	179,169	5.0

December 31, 2018
Common equity Tier 1 capital to risk-weighted assets	$296,738	10.3%	$129,250	4.5%	$186,694	6.5%
Tier 1 capital to risk-weighted assets	296,738	10.3	172,333	6.0	229,778	8.0
Total capital to risk-weighted assets	317,393	11.1	229,778	8.0	287,222	10.0
Tier 1 capital to average assets	296,738	8.6	137,784	4.0	172,230	5.0

14.COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities are reported as a separate component of the stockholders’ equity section of the Consolidated Balance Sheets, such items, along with net income, are components of comprehensive income (loss).

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	September 30,	December 31,
	2019	2018
	(in thousands)

Securities available for sale:
Net unrealized gain (loss)	$2,413	$(3,023)
Related tax effect	(532)	665
Total accumulated other comprehensive income (loss)	$1,881	$(2,358)

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following tables present changes in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018

	Available	Available
	for Sale	for Sale
	Securities	Securities
	(in thousands)

Balance at beginning of period	$1,466	$(3,733)

Other comprehensive income (loss) before reclassifications	609	(1,501)
Amounts reclassified from accumulated other comprehensive income	(77)	—
Net current period other comprehensive income (loss)	532	(1,501)
Related tax effect	(117)	330
Balance at end of period	$1,881	$(4,904)

	Nine Months Ended September 30,
	2019	2018

	Available	Available
	for Sale	for Sale
	Securities	Securities
	(in thousands)

Balance at beginning of period	$(2,358)	$(528)

Other comprehensive income (loss) before reclassifications	6,780	(5,476)
Amounts reclassified from accumulated other comprehensive income	(1,344)	—
Reclassification of stranded effect of tax rate change	—	(104)
Net current period other comprehensive income (loss)	5,436	(5,580)
Related tax effect	(1,197)	1,204
Balance at end of period	$1,881	$(4,904)

15.FAIR VALUE OF ASSETS AND LIABILITIES

Determination of Fair Value

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  The fair value of an asset or liability is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Company’s various assets or liabilities.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the asset or liability.

The following methods and assumptions were used by the Company in estimating fair value disclosures:

Cash and cash equivalents - The carrying amounts of cash and short-term instruments approximate fair values based on the short-term nature of the assets.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Securities - All fair value measurements are obtained from a third-party pricing service and are not adjusted by management.  Securities measured at fair value in Level 1 are based on quoted market prices in an active exchange market.  Securities measured at fair value in Level 2 are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data.

FHLB stock - The fair value of Federal Home Loan Bank stock is equal to cost based on redemption provisions.

Loans held for sale - Fair values are based on prevailing market prices for similar commitments.

Loans - Fair values for mortgage loans and other loans are estimated using discounted cash flow analyses, using market interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Retirement plan annuities - The carrying value of the annuities are based on their contract values which approximate fair value.

MSRs - Fair value is based on a third party valuation model that calculates the present value of estimated future net servicing income and includes observable market data such as prepayment speeds and default and loss rates.

Deposits and mortgagors’ escrow accounts - The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) and mortgagors’ escrow accounts are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts).  Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies market interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Borrowed funds - The fair values of borrowed funds are estimated using discounted cash flow analyses based on the current incremental borrowing rates in the market for similar types of borrowing arrangements.

Accrued interest - The carrying amounts of accrued interest approximate fair value.

Forward loan sale commitments and derivative loan commitments - Forward loan sale commitments and derivative loan commitments are based on fair values of the underlying mortgage loans and the probability of such commitments being exercised.  The assumptions for pull-through rates are derived from internal data and adjusted using management judgment. Derivative loan commitments include the value of servicing rights and non-refundable costs of originating the loan based on the Company’s internal cost analysis that is not observable.   The weighted average pull-through rate for derivative loan commitments was approximately 85% at September 30, 2019 and December 31, 2018.

Interest rate swaps and risk participation agreements - The Company’s interest rate swaps are traded in over-the-counter markets where quoted market prices are not readily available.  For these interest rate derivatives, fair value is determined by a third party utilizing models that use primarily market observable inputs, such as swap rates and yield curves.  The pricing models used to value interest rate swaps calculate the sum of each instrument’s fixed and variable cash flows, which are then discounted using an appropriate yield curve to arrive at the fair value of each swap.  The pricing models do not contain a high level of subjectivity as the methodologies used do not require significant judgment.  The Company incorporates credit valuation analysis for counterparty nonperformance risk in the fair value measurement, including the impact of netting applicable credit enhancements such as available collateral.

Off-balance sheet credit-related instruments - Fair values for off-balance sheet, credit related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  The fair value of off-balance sheet instruments are immaterial.

Fair Value Hierarchy

The Company groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Level 1 – Valuation is based on quoted prices in active markets for identical assets or liabilities.  Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 – Valuation is based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  Level 3 assets and liabilities include assets and liabilities whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as assets and liabilities for which the determination of fair value requires significant management judgment or estimation.

Transfers between levels are recognized at the end of the reporting period, if applicable.  There were no transfers during the periods presented.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

				Total
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)

September 30, 2019
Assets

Securities available for sale	$—	$204,133	$—	$204,133
Loans held for sale	—	102,121	—	102,121
Mortgage servicing rights	—	16,067	—	16,067
Derivative loan commitments	—	—	2,735	2,735
Forward loan sale commitments	—	—	227	227
Interest rate swaps	—	20,103	—	20,103
	$—	$342,424	$2,962	$345,386
Liabilities

Derivative loan commitments	$—	$—	$150	$150
Forward loan sale commitments	—	—	296	296
Interest rate swaps	—	20,103	—	20,103
	$—	$20,103	$446	$20,549

December 31, 2018
Assets

Securities available for sale	$—	$209,293	$—	$209,293
Loans held for sale	—	42,107	—	42,107
Mortgage servicing rights	—	22,217	—	22,217
Derivative loan commitments	—	—	1,261	1,261
Interest rate swaps	—	3,193	—	3,193
	$—	$276,810	$1,261	$278,071
Liabilities

Derivative loan commitments	$—	$—	$112	$112
Forward loan sale commitments	—	—	518	518
Interest rate swaps	—	3,193	—	3,193
	$—	$3,193	$630	$3,823

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The table below presents, for the three months ended September  30, 2019 and 2018, the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)

Assets: Derivative and Forward Loan Sale Commitments:

Balance at beginning of period	$2,494	$1,755	$1,261	$1,093

Total gains included in net income (1)	468	(107)	1,701	555
Balance at end of period	$2,962	$1,648	$2,962	$1,648

Changes in unrealized gains relating to instruments at period end	$2,962	$1,648	$2,962	$1,648

Liabilities: Derivative and Forward Loan Sale Commitments:

Balance at beginning of period	$(1,182)	$(500)	$(630)	$(119)

Total gains (losses) included in net income (1)	736	468	184	87
Balance at end of period	$(446)	$(32)	$(446)	$(32)

Changes in unrealized losses relating to instruments at period end	$(446)	$(32)	$(446)	$(32)

(1) Included in mortgage banking income on the Consolidated Statements of Net Income.

Assets Measured at Fair Value on a Non-recurring Basis

The Company may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with generally accepted accounting principles.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  There were no liabilities measured at fair value on a non-recurring basis at September 30, 2019 and December 31, 2018.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets.

	September 30, 2019			December 31, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)

Impaired loans	$—	$—	$1,981	$—	$—	$2,086
Other real estate owned and repossessed assets	—	—	377	—	—	749
	$—	$—	$2,358	$—	$—	$2,835

Losses in the following table represent the amount of the fair value adjustments recorded during the period on the carrying value of the assets held at September 30, 2019 and December 31, 2018, respectively. Losses on fully charged off loans are not included in the table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)

Impaired loans	$207	$—	$251	$34
Other real estate owned and repossessed assets	21	—	88	5
	$228	$—	$339	$39

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Losses applicable to write-downs of impaired loans and other real estate owned and repossessed assets are based on the appraised value of the underlying collateral less estimated costs to sell.  The losses on impaired loans are not recorded directly as an adjustment to current earnings, but rather as a component in determining the allowance for loan losses.  The losses on other real estate owned and repossessed assets represent adjustments in valuation recorded during the time period indicated and not for losses incurred on sales.  Appraised values are typically based on a blend of (a) an income approach using observable cash flows to measure fair value, and (b) a market approach using observable market comparables.  These appraised values may be discounted based on management’s historical knowledge, expertise or changes in market conditions from time of valuation.

Summary of Fair Values of Financial Instruments

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows.  Certain financial instruments and all nonfinancial instruments are exempt from disclosure requirements.  Accordingly, the aggregate fair value amounts presented herein may not necessarily represent the underlying fair value of the Company.

	September 30, 2019
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)

Financial assets:
Cash and cash equivalents	$238,631	$238,631	$—	$—	$238,631
Securities available for sale	204,133	—	204,133	—	204,133
Securities held to maturity	27,099	—	27,099	—	27,099
Federal Home Loan Bank stock	13,466	—	—	13,466	13,466
Loans held for sale	102,121	—	102,121	—	102,121
Loans, net	3,089,220	—	—	3,138,453	3,138,453
Retirement plan annuities	13,231	—	—	13,231	13,231
Mortgage servicing rights	16,067	—	16,067	—	16,067
Accrued interest receivable	9,835	—	9,835	—	9,835

Financial liabilities:
Deposits	2,924,508	—	—	2,925,230	2,925,230
Borrowed funds	271,140	—	271,937	—	271,937
Subordinated debt	33,875	—	—	35,383	35,383
Mortgagors' escrow accounts	6,251	—	—	6,251	6,251
Accrued interest payable	806	—	806	—	806

Derivative loan commitments:
Assets	2,735	—	—	2,735	2,735
Liabilities	150	—	—	150	150

Interest rate swap agreements:
Assets	20,103	—	20,103	—	20,103
Liabilities	20,103	—	20,103	—	20,103

Forward loan sale commitments:
Assets	227	—	—	227	227
Liabilities	296	—	—	296	296

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

	December 31, 2018
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)

Financial assets:
Cash and cash equivalents	$105,521	$105,521	$—	$—	$105,521
Securities available for sale	209,293	—	209,293	—	209,293
Securities held to maturity	44,688	—	44,706	—	44,706
Federal Home Loan Bank stock	24,969	—	—	24,969	24,969
Loans held for sale	42,107	—	42,107	—	42,107
Loans, net	2,964,852	—	—	2,959,333	2,959,333
Retirement plan annuities	12,931	—	—	12,931	12,931
Mortgage servicing rights	22,217	—	22,217	—	22,217
Accrued interest receivable	9,996	—	9,996	—	9,996

Financial liabilities:
Deposits	2,685,061	—	—	2,678,989	2,678,989
Borrowed funds	519,936	—	518,224	—	518,224
Subordinated debt	33,799	—	—	34,338	34,338
Mortgagors' escrow accounts	4,551	—	—	4,551	4,551
Accrued interest payable	1,611	—	1,611	—	1,611

Derivative loan commitments:
Assets	1,261	—	—	1,261	1,261
Liabilities	112	—	—	112	112

Interest rate swap agreements:
Assets	3,193	—	3,193	—	3,193
Liabilities	3,193	—	3,193	—	3,193

Forward loan sale commitments:
Assets	—	—	—	—	—
Liabilities	518	—	—	518	518

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

16.EARNINGS PER SHARE (“EPS”)

Basic EPS represents net income attributable to common shareholders divided by the weighted-average number of common shares outstanding during the period.  Unvested restricted shares are participating securities and included in the computation of basic earnings per share.  Diluted EPS is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding, plus the effect of potential dilutive common stock equivalents outstanding during the period.  Unallocated ESOP shares are not deemed outstanding for EPS calculations.

	Three Months Ended September 30,
	2019	2018

Net income applicable to common stock (in thousands)	$7,113	$5,928

Average number of common shares outstanding	58,453,259	58,538,529
Less: Average unallocated ESOP shares	(2,814,525)	(1,847,404)
Average number of common shares outstanding used to calculate basic earnings per common share	55,638,734	56,691,125
Common stock equivalents	—	1,079
Average number of common shares outstanding used to calculate diluted earnings per common share	55,638,734	56,692,204

Earnings per common share:
Basic	$0.13	$0.10
Diluted	$0.13	$0.10

	Nine Months Ended September 30,
	2019	2018

Net income applicable to common stock (in thousands)	$13,961	$11,283

Average number of common shares outstanding	58,461,953	58,565,130
Less: Average unallocated ESOP shares	(1,606,023)	(1,874,956)
Average number of common shares outstanding used to calculate basic earnings per common share	56,855,930	56,690,174
Common stock equivalents	—	359
Average number of common shares outstanding used to calculate diluted earnings per common share	56,855,930	56,690,533

Earnings per common share:
Basic	$0.25	$0.20
Diluted	$0.25	$0.20

Share amounts related to periods prior to the August 14, 2019 closing of the conversion offering have been restated to give retroactive recognition to the 1.795431 exchange ratio applied in the  conversion offering.

Stock options for 2,240,307 and 1,420,647 shares of common stock for the three and nine months ended September 30, 2019 and 2018, respectively, were not considered in computing diluted earnings per share because they were antidilutive.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

17.SEGMENT REPORTING

The Company has two reportable segments: HarborOne Bank and HarborOne Mortgage.  Revenue from HarborOne Bank consists primarily of interest earned on loans and investment securities and service charges on deposit accounts.  Revenue from HarborOne Mortgage comprises interest earned on loans and fees received as a result of the residential mortgage origination, sale and servicing process.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.  Segment profit and loss is measured by net income on a legal entity basis.  Intercompany transactions are eliminated in consolidation.

Information about the reportable segments and reconciliation to the unaudited interim Consolidated Financial Statements at September 30, 2019 and 2018 and for the three and nine months then ended is presented in the tables below.

	Three Months Ended September 30, 2019
	HarborOne	HarborOne	HarborOne
	Bank	Mortgage	Bancorp, Inc.	Eliminations	Consolidated
	(in thousands)

Net interest and dividend income (expense)	$27,855	$285	$(155)	$—	$27,985
Provision for loan losses	889	—	—	—	889
Net interest and dividend income (loss), after provision for loan losses	26,966	285	(155)	—	27,096
Mortgage banking income:
Changes in mortgage servicing rights fair value	(591)	(1,883)	—	—	(2,474)
Other	(24)	14,003	—	—	13,979
Total mortgage banking income (loss)	(615)	12,120	—	—	11,505
Other noninterest income (loss)	5,772	(4)	—	—	5,768
Total noninterest income	5,157	12,116	—	—	17,273
Noninterest expense	24,405	11,227	571	—	36,203
Income (loss) before income taxes	7,718	1,174	(726)	—	8,166
Provision (benefit) for income taxes	1,019	171	(137)	—	1,053
Net income (loss)	$6,699	$1,003	$(589)	$—	$7,113

	Nine Months Ended September 30, 2019
	HarborOne	HarborOne	HarborOne
	Bank	Mortgage	Bancorp, Inc.	Eliminations	Consolidated
	(in thousands)

Net interest and dividend income (expense)	$81,296	$604	$(1,172)	$—	$80,728
Provision for loan losses	3,496	—	—	—	3,496
Net interest and dividend income (loss), after provision for loan losses	77,800	604	(1,172)	—	77,232
Mortgage banking income:
Changes in mortgage servicing rights fair value	(1,599)	(5,267)	—	—	(6,866)
Other	262	31,266	—	—	31,528
Total mortgage banking income (loss)	(1,337)	25,999	—	—	24,662
Other noninterest income (loss)	18,191	(20)	—	—	18,171
Total noninterest income	16,854	25,979	—	—	42,833
Noninterest expense	74,527	27,496	1,853	—	103,876
Income (loss) before income taxes	20,127	(913)	(3,025)	—	16,189
Provision (benefit) for income taxes	3,267	(256)	(783)	—	2,228
Net income (loss)	$16,860	$(657)	$(2,242)	$—	$13,961

Total assets at period end	$3,821,671	$152,800	$693,851	$(719,302)	$3,949,020
Goodwill at period end	$58,875	$10,760	$—	$—	$69,635

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

	Three Months Ended September 30, 2018

	HarborOne	HarborOne	HarborOne
	Bank	Mortgage	Bancorp, Inc.	Eliminations	Consolidated
	(in thousands)

Net interest and dividend income	$20,943	$308	$(130)	$—	$21,121
Provision for loan losses	632	—	—	—	632
Net interest and dividend income, after provision for loan losses	20,311	308	(130)	—	20,489
Mortgage banking income:
Changes in mortgage servicing rights fair value	(59)	(319)	—	—	(378)
Other	720	8,529	—	—	9,249
Total mortgage banking income	661	8,210	—	—	8,871
Other noninterest income	4,785	(16)	—	—	4,769
Total noninterest income	5,446	8,194	—	—	13,640
Noninterest expense	18,824	8,184	375	—	27,383
Income (loss) before income taxes	6,933	318	(505)	—	6,746
Provision (benefit) for income taxes	888	71	(141)	—	818
Net income (loss)	$6,045	$247	$(364)	$—	$5,928

	Nine Months Ended September 30, 2018

	HarborOne	HarborOne	HarborOne
	Bank	Mortgage	Bancorp Inc.	Eliminations	Consolidated
	(in thousands)

Net interest and dividend income	$61,429	$739	$(28)	$—	$62,140
Provision for loan losses	2,326	—	—	—	2,326
Net interest and dividend income, after provision for loan losses	59,103	739	(28)	—	59,814
Mortgage banking income:
Changes in mortgage servicing rights fair value	60	278	—	—	338
Other	1,599	22,676	—	—	24,275
Total mortgage banking income	1,659	22,954	—	—	24,613
Other noninterest income	12,922	11	—	—	12,933
Total noninterest income	14,581	22,965	—	—	37,546
Noninterest expense	58,975	23,320	1,205	—	83,500
Income (loss) before income taxes	14,709	384	(1,233)	—	13,860
Provision (benefit) for income taxes	2,825	98	(346)	—	2,577
Net income (loss)	$11,884	$286	$(887)	$—	$11,283

Total assets at period end	$2,855,386	$95,423	$387,427	$(485,436)	$2,852,800
Goodwill at period end	$3,186	$10,474	$—	$—	$13,660

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section is intended to assist in the understanding of the financial performance of the Company and its subsidiaries through a discussion of our financial condition at September 30, 2019, and our results of operations for the three and nine months ended September 30, 2019 and 2018. This section should be read in conjunction with the unaudited interim Consolidated Financial Statements and Notes thereto of the Company appearing in Part I, Item 1 of this Form 10-Q.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q that are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements, which are based on certain current assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions. These statements include, among others, statements regarding our strategy, goals and expectations; evaluations of future interest rate trends and liquidity; expectations as to growth in assets, deposits and results of operations, future operations, market position and financial position; and prospects, plans and objectives of management. You should not place undue reliance on our forward-looking statements. You should exercise caution in interpreting and relying on forward-looking statements because they are subject to significant risks, uncertainties and other factors which are, in some cases, beyond our control.

Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. The Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among others, factors referenced under the section captioned “Risk Factors” at Part II, Item 1A of this Form 10-Q, and in our Annual Report on Form 10-K for the year ended December 31, 2018, as updated by the Company’s quarterly reports on Form 10-Q, including this report, and other filings with the Securities and Exchange Commission; acquisitions may not produce results at levels or within time frames originally anticipated; adverse conditions in the capital and debt markets and the impact of such conditions on our business activities; changes in interest rates; competitive pressures from other financial institutions; the effects of general economic conditions on a national basis or in the local markets in which we operate, including changes that adversely affect borrowers’ ability to service and repay our loans; changes in the value of securities in our investment portfolio; changes in loan default and charge-off rates; fluctuations in real estate values; the adequacy of loan loss reserves; decreases in deposit levels necessitating increased borrowing to fund loans and investments; operational risks including, but not limited to, cybersecurity breaches, fraud and natural disasters;  changes in government regulation; changes in accounting standards and practices; the risk that goodwill and intangibles recorded in our financial statements will become impaired; demand for loans in our market area; our ability to attract and maintain deposits; risks related to the implementation of acquisitions, dispositions, and restructurings; the risk that we may not be successful in the implementation of our business strategy; and changes in assumptions used in making such forward-looking statements. Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

Critical Accounting Policies

Certain of our accounting policies, which are important to the portrayal of our financial condition, require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain.  Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances.  Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers.

There have been no material changes to our critical accounting policies as compared to the critical accounting policies described in the Company’s Annual Report on Form 10-K.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Conversion and Reorganization

On August 14, 2019 the Company completed a second step conversion offering (the “Offering”). Prior to the completion of the Offering approximately 53% of the shares of common stock of the Company were owned by HarborOne Mutual Bancshares, a mutual holding company (the “MHC”). The Company raised gross proceeds of $310.4 million and incurred expenses of $6.3 million resulting in net cash proceeds of  $304.1 million by selling 31,036,812 shares of common stock at $10.00 per share in the Offering. In addition,, each share of the Company common stock owned by shareholders, other than the MHC, prior to the Offering was exchanged for 1.795431 shares of Company common stock, a total of 12,162,763  shares of Company common stock were issued in the exchange. The Company utilized $24.8 million to fund an additional ESOP loan, invested $151.3 million into the Bank’s operations, and retained the remaining amount for general corporate purposes.

As a result of the Offering, all shares and per share information has been revised to reflect the 1.795431 exchange ratio. Such revised financial information presented in this Form 10-Q is derived from the consolidated financial statements of the Company.

Business Combination

On October 5, 2018, the Company completed the acquisition of Coastway Bancorp, Inc. (“Coastway”) the holding company of Coastway Community Bank in an all cash transaction valued at approximately $125.6 million.

Comparison of Financial Condition at September 30, 2019 and December 31, 2018

Total Assets.    Total assets increased $295.9 million, or 8.1%, to $3.95 billion at September 30, 2019 from $3.65 billion at December 31, 2018 primarily due to the Offering and continued execution of our commercial loan growth strategy.

Cash and Cash Equivalents.    Cash and cash equivalents increased $133.1 million to $238.6 million at September 30, 2019 from $105.5 million at December 31, 2018. The increase primarily reflects approximately $128.0 million of proceeds from the Offering that are included in short-term investments.

Loans Held for Sale.    Loans held for sale at September 30, 2019 were $102.1 million, an increase of $60.0 million from $42.1 million at December 31, 2018, primarily reflecting higher residential mortgage loan demand in the third quarter of 2019.

Loans, net.    At September 30, 2019, net loans were $3.09 billion, an increase of $124.4 million, or 4.2%, from $2.96 billion at December 31, 2018, primarily due to an increase in commercial real estate loans, commercial loans, and one- to four-family residential real estate loans, partially offset by a decrease in consumer loans, second mortgages and equity lines of credit and construction loans. Total commercial real estate, commercial construction and commercial loans at September 30, 2019 were $1.55 billion, an increase of $173.9 million, or 12.7%, from $1.37 billion at December 31, 2018, reflecting our business strategy to increase commercial lending. Residential mortgage loans, including second mortgages, home equities and construction loans decreased $1.8 million, or 0.2%, and consumer loans decreased $45.9 million, or 9.3%. The allowance for loan losses was $23.0 million at September 30, 2019 and $20.7 million at December 31, 2018.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The following table provides the composition of our loan portfolio at the dates indicated:

	September 30, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
	(dollars in thousands)

Residential real estate:
One- to four-family	$946,792	30.5%	$942,659	31.6%
Second mortgages and equity lines of credit	152,494	4.9	158,138	5.3
Residential construction	14,418	0.5	14,659	0.5
Commercial real estate	1,088,036	35.0	934,420	31.4
Commercial construction	160,549	5.1	161,660	5.4
Total real estate	2,362,289	76.0	2,211,536	74.2
Commercial	298,652	9.6	277,271	9.3
Consumer:
Auto	58,389	1.9	94,635	3.2
Auto lease loans	375,658	12.1	384,228	12.9
Personal	11,484	0.4	12,582	0.4
Total consumer	445,531	14.4	491,445	16.5
Total loans	3,106,472	100.0%	2,980,252	100.0%
Net deferred loan origination costs	5,792		5,255
Allowance for loan losses	(23,044)		(20,655)
Loans, net	$3,089,220		$2,964,852

Securities.    Total investment securities at September 30, 2019 were $231.2 million, a decrease of $22.7 million, or 9.0%, from $253.9 million at December 31, 2018. There were $28.4 million in sales of asset and mortgage-backed securities with a recorded gain of $1.3 million and $20.1 million in calls of obligations of state and political subdivisions partially offset by the purchase of $44.3 million in U.S. government agency mortgage-backed securities and $10.0 million of U.S. Treasury Bills.  The following table provides the composition of our securities available for sale and held to maturity at the dates indicated:

	September 30, 2019		December 31, 2018
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)

Securities available for sale:
Debt securities:
U.S. government and government-sponsored enterprise obligations	$22,995	$23,232	$27,997	$27,541
U.S. government agency and government-sponsored mortgage-backed and collateralized mortgage obligations	145,734	147,273	136,633	134,945
SBA asset-backed securities	32,991	33,628	47,686	46,807
Total securities available for sale	$201,720	$204,133	$212,316	$209,293

Securities held to maturity:
Debt securities:
U.S. government agency and government-sponsored mortgage-backed and collateralized mortgage obligations	$14,839	$15,004	$16,749	$16,360
SBA asset-backed securities	5,309	5,482	5,818	5,819
Other bonds and obligations:
State and political subdivisions	6,951	7,250	22,121	22,527
Total securities held to maturity	$27,099	$27,736	$44,688	$44,706

Mortgage servicing rights.    Mortgage servicing rights (“MSRs”) are created as a result of our mortgage banking origination activities and accounted for at fair value. At September 30, 2019, we serviced mortgage loans for others with an aggregate outstanding principal balance of $1.87 billion. Total MSRs were $16.1 million at September 30, 2019 and $22.2 million at December 31, 2018.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The following table represents the activity for MSRs and the related fair value changes during the periods noted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)

Balance, beginning of period	$18,156	$22,832	$22,217	$21,092
Additions	385	1,294	716	2,318
Changes in fair value due to:
Reductions from loans paid off during the period	(585)	(521)	(1,363)	(1,362)
Changes in valuation inputs or assumptions	(1,889)	143	(5,503)	1,700
Balance, end of period	$16,067	$23,748	$16,067	$23,748

The fair value of our MSRs is provided by a third party that determines the appropriate prepayment speed, discount and default rate assumptions based on our portfolio. Any measurement of fair value is limited by the conditions existing and assumptions made at a particular point in time. Those assumptions may not be appropriate if they are applied to a different point in time. The following table presents weighted average assumptions utilized in determining the fair value of MSRs at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
Prepayment speed	14.41%	9.45%
Discount rate	9.33	9.32
Default rate	2.56	2.06

Prepayment speeds are significantly impacted by mortgage rates. Generally, decreasing mortgage rates encourage increased mortgage refinancing activity, which reduces the life of the loans underlying the MSRs, thereby reducing the value of MSRs. Conversely, increasing mortgage rates inhibit mortgage refinancing activity, which extends the life of the underlying MSRs and increases the value.

Management has made the strategic decision not to hedge mortgage servicing assets at present. Therefore, any future declines in interest rates would likely cause decreases in the fair value of the MSRs, and a corresponding decrease in earnings, whereas increases in interest rates would result in increases in fair value, and a corresponding increase in earnings. Management may choose to hedge the mortgage servicing assets in the future or limit the balance of MSRs by selling them or selling loans with the servicing released.

Deposits.    Deposits increased $239.4 million, or 8.9%, to $2.92 billion at September 30, 2019 from $2.69 billion at December 31, 2018.  The following table sets forth information concerning the composition of deposits:

	September 30,	December 31,	Increase (Decrease)
	2019	2018	Dollars	Percent
	(dollars in thousands)

Noninterest-bearing deposits	$446,433	$412,906	$33,527	8.1%
NOW accounts	143,438	143,522	(84)	(0.1)
Regular savings	582,283	482,085	100,198	20.8
Money market accounts	583,452	529,756	53,696	10.1
Term certificate accounts	781,097	756,045	25,052	3.3
Consumer and business deposits	2,536,703	2,324,314	212,389	9.1
Municipal deposits	298,327	255,120	43,207	16.9
Wholesale deposits	89,478	105,627	(16,149)	(15.3)
Total deposits	$2,924,508	$2,685,061	$239,447	8.9%

Reciprocal deposits	$218,292	$110,437	$107,855	97.7%

The growth in deposits was driven by an increase of $212.4 million in consumer and business deposits, a $43.2 million increase in municipal deposits partially offset by $16.1 million increase in wholesale deposits. Consumer and

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

business deposit growth is primarily a response to marketing and promotions of retail products. At September 30, 2019, wholesale deposits include brokered deposits of $66.5 million and $20.0 million in certificates of deposits from institutional investors. We participate in a reciprocal deposit program that provides access to FDIC-insured deposit products in aggregate amounts exceeding the current limits for depositors. Total deposits includes $218.3 million in reciprocal deposits, including $154.7 million in municipal deposits. The wholesale deposits provide a channel for the Company to seek additional funding outside the Company’s core market.

Borrowings.   Total borrowings from the FHLB decreased $248.8 million, or 47.9%, to $271.1 million at September 30, 2019 from $519.9 million at December 31, 2018 as excess funds were utilized to pay down FHLB borrowings. The Company also issued subordinated debt on August 30, 2018 in the amount of $35.0 million. Issuance costs of $1.2 million are being amortized over the term of the debentures.

Stockholders’ equity.    Total stockholders’ equity was $659.6 million at September 30, 2019 compared to $357.6 million at December 31, 2018. The increase in stockholders’ equity reflects the results of the Offering, net of the additional ESOP funding.

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2019 and 2018

HarborOne Bancorp, Inc. Consolidated

Overview.   Consolidated net income for the three and nine months ended September 30, 2019 was $7.1 million and $14.0 million, respectively, compared to net income of $5.9 million and $11.3 million, respectively, for the three and nine months ended September 30, 2018.

Average Balances and Yields. The following table sets forth average balance sheets, annualized average yields and costs, and certain other information for the periods indicated, on a consolidated basis. Interest income on tax-exempt securities has been adjusted to a fully taxable-equivalent basis using a federal tax rate of 21%.  All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

	Three Months Ended September 30,
	2019			2018
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(dollars in thousands)

Interest-earning assets:
Loans (1)	$3,160,393	$36,977	4.64%	$2,375,892	$25,740	4.30%
Investment securities (2)	224,379	1,562	2.76	239,443	1,674	2.77
Other interest-earning assets	185,063	1,211	2.59	74,390	480	2.56
Total interest-earning assets	3,569,835	39,750	4.42	2,689,725	27,894	4.11
Noninterest-earning assets	278,976			133,113
Total assets	$3,848,811			$2,822,838
Interest-bearing liabilities:
Savings accounts	$564,040	902	0.63	$338,109	149	0.17
NOW accounts	139,773	26	0.07	126,978	21	0.07
Money market accounts	879,694	3,417	1.54	678,721	1,650	0.96
Certificates of deposit	831,262	5,016	2.39	670,029	3,283	1.94
Brokered deposits	98,278	611	2.47	65,998	306	1.84
Total interest-bearing deposits	2,513,047	9,972	1.57	1,879,835	5,409	1.14
FHLB advances	213,578	1,249	2.32	256,391	1,130	1.75
Subordinated debentures	33,858	524	6.14	11,788	189	6.35
Total borrowings	247,436	1,773	2.84	268,179	1,319	1.95
Total interest-bearing liabilities	2,760,483	11,745	1.69	2,148,014	6,728	1.24
Noninterest-bearing liabilities:
Noninterest-bearing deposits	515,612			285,025
Other noninterest-bearing liabilities	52,357			39,445
Total liabilities	3,328,452			2,472,484
Total equity	520,359			350,354
Total liabilities and equity	$3,848,811			$2,822,838
Tax equivalent net interest income		28,005			21,166
Tax equivalent interest rate spread (3)			2.73%			2.87%
Less: tax equivalent adjustment		20			45
Net interest income as reported		$27,985			$21,121
Net interest-earning assets (4)	$809,352			$541,711
Net interest margin (5)			3.11%			3.12%
Tax equivalent effect			—			0.01
Net interest margin on a fully tax equivalent basis			3.11%			3.12%
Ratio of interest-earning assets to interest-bearing liabilities	129.32%			125.22%

Supplemental information:
Total deposits, including demand deposits	$3,028,659	$9,972		$2,164,860	$5,409
Cost of total deposits			1.31%			0.99%
Total funding liabilities, including demand deposits	$3,276,095	$11,745		$2,433,039	$6,728
Cost of total funding liabilities			1.42%			1.10%

(1) Includes loans held for sale, nonaccruing loan balances and interest received on such loans.

(2) Includes securities available for sale and securities held to maturity.  Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21%.  The yield on investments before tax equivalent adjustments was 2.73% and 2.70% for the quarters ended September 30, 2019 and 2018, respectively.

(3) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4) Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5) Net interest margin represents net interest income divided by average total interest-earning assets.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

	Nine Months Ended September 30,
	2019			2018
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(dollars in thousands)

Interest-earning assets:
Loans (1)	$3,083,753	$107,680	4.67%	$2,309,554	$73,042	4.23%
Investment securities (2)	247,782	5,328	2.87	233,508	4,828	2.76
Other interest-earning assets	83,803	2,142	3.42	51,242	1,051	2.74
Total interest-earning assets	3,415,338	115,150	4.51	2,594,304	78,921	4.07
Noninterest-earning assets	264,336			129,795
Total assets	$3,679,674			$2,724,099
Interest-bearing liabilities:
Savings accounts	$526,078	1,830	0.47	$338,799	434	0.17
NOW accounts	138,957	76	0.07	126,985	62	0.06
Money market accounts	849,254	9,561	1.51	697,889	4,531	0.87
Certificates of deposit	811,052	14,155	2.33	587,194	7,535	1.72
Brokered deposits	107,243	1,955	2.44	70,559	820	1.55
Total interest-bearing deposits	2,432,584	27,577	1.52	1,821,426	13,382	0.98
FHLB advances	298,643	5,203	2.33	242,499	3,074	1.69
Subordinated debentures	33,835	1,553	6.14	3,972	189	6.35
Total borrowings	332,478	6,756	2.72	246,471	3,263	1.77
Total interest-bearing liabilities	2,765,062	34,333	1.66	2,067,897	16,645	1.08
Noninterest-bearing liabilities:
Noninterest-bearing deposits	446,970			274,866
Other noninterest-bearing liabilities	51,252			34,851
Total liabilities	3,263,284			2,377,614
Total equity	416,390			346,485
Total liabilities and equity	$3,679,674			$2,724,099
Tax equivalent net interest income		80,817			62,276
Tax equivalent interest rate spread (3)			2.85%			2.99%
Less: tax equivalent adjustment		89			136
Net interest income as reported		$80,728			$62,140
Net interest-earning assets (4)	$650,276			$526,407
Net interest margin (5)			3.16%			3.20%
Tax equivalent effect			—			0.01
Net interest margin on a fully tax equivalent basis			3.16%			3.21%
Ratio of interest-earning assets to interest-bearing liabilities	123.52%			125.46%

Supplemental information:
Total deposits, including demand deposits	$2,879,554	$27,577		$2,096,292	$13,382
Cost of total deposits			1.28%			0.85%
Total funding liabilities, including demand deposits	$3,212,032	$34,333		$2,342,763	$16,645
Cost of total funding liabilities			1.43%			0.95%

(1) Includes loans held for sale, nonaccruing loan balances and interest received on such loans.

(2) Includes securities available for sale and securities held to maturity.  Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21%.  The yield on investments before tax equivalent adjustments was 2.83% and 2.69% for the nine months ended September 30, 2019 and 2018, respectively.

(3) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4) Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5) Net interest margin represents net interest income divided by average total interest-earning assets.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Rate/Volume Analysis. The following table presents, on a tax equivalent basis, the effects of changing rates and volumes on our net interest income for the periods indicated, on a consolidated basis. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019 v. 2018			2019 v. 2018
	Increase (Decrease) Due to Changes in		Total	Increase (Decrease) Due to Changes in		Total
	Volume	Rate	Increase (Decrease)	Volume	Rate	Increase (Decrease)
	(in thousands)

Interest-earning assets:
Loans	$8,538	$2,699	$11,237	$25,109	$9,529	$34,638
Investment securities	(102)	(10)	(112)	289	211	500
Other interest-earning assets	693	38	731	553	538	1,091
Total interest-earning assets	9,129	2,727	11,856	25,951	10,278	36,229
Interest-bearing liabilities:
Savings accounts	12	741	753	43	1,353	1,396
NOW accounts	5	—	5	9	5	14
Money market accounts	607	1,160	1,767	967	4,063	5,030
Certificates of deposit	687	1,046	1,733	2,375	4,245	6,620
Brokered deposit	116	189	305	312	823	1,135
Total interest-bearing deposits	1,427	3,136	4,563	3,706	10,489	14,195
FHLB advances	(167)	286	119	614	1,515	2,129
Subordinated debentures	341	(6)	335	1,370	(6)	1,364
Total borrowings	174	280	454	1,984	1,509	3,493
Total interest-bearing liabilities	1,601	3,416	5,017	5,690	11,998	17,688
Change in net interest income	$7,528	$(689)	$6,839	$20,261	$(1,720)	$18,541

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Interest and Dividend Income.    Interest and dividend income increased $11.9 million, or 42.5%, to $39.8 million for the three months ended September 30, 2019, compared to $28.0 million for the three months ended September 30, 2018. The increase was primarily due to an $11.2 million, or 43.7%, increase in interest on loans and loans held for sale to $37.0 million for the three months ended September 30, 2019 from $25.7 million for the three months ended September 30, 2018. The increase in loan interest income was attributable to a 33.0% increase in average loans outstanding as a result of the Coastway acquisition and organic growth, as well as the shift in mix to higher yielding commercial loans. The average yield on loans and loans held for sale increased 34 basis points. Interest and dividend income on securities decreased by $112,000 or 6.7%, from $1.7 million for the three months ended September 30, 2018 to $1.6 million for the three months ended September 30, 2019, due to an decrease in average balances of securities due to the sale of securities. Income on other interest-earning assets increased $731,000 primarily due to proceeds from the Offering that were invested in liquid assets.

Compared to the first nine months of 2018, interest and dividend income increased $36.2 million, or 45.9%, reflecting similar trends in the quarter over quarter results. Average loans and loans held for sale increased $774.2 million, or 33.5%, coupled with a 44 basis point increase in yield resulting in a $34.6 million increase in interest income on loans and loans held for sale. Interest and dividend income on securities increased by $500,000 or 10.4%, from $4.8 million for the nine months ended September 30, 2018 to $5.3 million for the nine months ended September 30, 2019, due to an increase in average balances of securities and an 11 basis point increase in yield. Income on other interest-earning assets increased $1.1 million primarily due to proceeds from the Offering that were invested in liquid assets and increased FHLB dividend rates.

Interest Expense.    Interest expense increased $5.0 million, or 74.6%, to $11.7 million for the three months ended September 30, 2019 from $6.7 million for the three months ended September 30, 2018. The increase resulted from a $4.6 million increase in interest expense on deposits and a $119,000 increase in interest expense on FHLB borrowings. Additionally, subordinated debt of $35.0 million was issued in the third quarter of 2018 resulting in interest expense of $524,000 for the quarter ended September 30, 2019 as compared to $189,000 in the same quarter in the prior year. The increase in interest expense on deposits resulted from a 33.7% increase in average balances and a 43 basis point increase in the cost of interest–bearing deposits. Increases in the average balances was driven by the Coastway acquisition and organic growth. The increase in rates was driven by new products with higher rates and an overall competitive deposit market. Average certificates of deposit increased by $161.2 million, or 24.1%, and the cost of certificates of deposits was 2.39% for the third quarter of 2019 compared to 1.94% for the third quarter of 2018.  The cost of money market deposits increased 58 basis points to 1.54% for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 and the average balance increased 29.6%. Average savings account balances increased 66.8% and there was a 46 basis point increase in the cost of savings accounts as compared to the prior year quarter. The increase in interest expense on FHLB advances reflects the 57 basis point increase in average rate partially offset by 16.7% decrease in average balance when comparing the three months ended September 30, 2019 and 2018.

Compared to the first nine months of 2018, interest expense increased $17.7 million, or 106.3%, to $34.3 million from $16.6 million reflecting the quarter over quarter trend of increasing deposit average balances. Average interest bearing deposits increased $611.2 million, or 33.6%, and the cost of interest-bearing deposits increased 54 basis points year over year. The increase in interest expense on FHLB borrowings is due to a 64 basis point increase in the cost of borrowed funds and by the average balance increase of $56.1 million, or 23.2%. The subordinated debt issued in August 2018 contributed $1.6 million in interest expense for the nine months ended September 30, 2019 and $189,000 in the prior year period.

Net Interest and Dividend Income.    Net interest and dividend income on a tax equivalent basis increased $6.8 million, or 32.3%, to $28.0 million for the three months ended September 30, 2019 from $21.2 million for the three months ended September 30, 2018, primarily as a result of the Coastway acquisition and organic commercial loan and deposit account growth. The tax equivalent net interest spread decreased 14 basis points to 2.73% for the three months ended September 30, 2019 from 2.87% for the three months ended September 30, 2018, and net interest margin on a tax equivalent basis was flat at 3.11% and 3.12%, for three months ended September 30, 2019 and 2018, respectively.

Compared to the first nine months of 2018, net interest and dividend income on a tax equivalent basis increased $18.5 million, or 29.8%, to $80.8 million from $62.3 million. The tax equivalent net interest spread decreased 14 basis

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

points to 2.85% for the nine months ended September 30, 2019 from 2.99% for the nine months ended September 30, 2018, and net interest margin on a tax equivalent basis also decreased by 5 basis points to 3.16% for the nine months ended September 30, 2019 from 3.21% for the nine months ended September 30, 2018.

Income Tax Provision.    The provision for income taxes and effective tax rate for the three months ended September 30, 2019 was $1.1 million and 12.9%, respectively, compared to $818,000 and 12.1%, respectively, for the three months ended September 30, 2018. Income tax expense for the quarter ended September 30, 2019 was impacted by the 2015 federal tax refund of $1.3 million and the 2015 Massachusetts state tax refund of $39,700 recognized in the quarter. The effective tax rate for the quarter ended September 30, 2018 was primarily impacted by an $826,000 federal tax refund for the tax year 2014.

The provision for income taxes and effective tax rate for the nine months ended September 30, 2019 was $2.2 million and 13.8%, respectively, compared to $2.6 million and 18.6%, respectively, for the nine months ended September 30, 2018. Income tax expense for the nine months ended September 30, 2019 was impacted by the 2015 tax refunds noted above, the 2013 federal tax refund of $603,000 and the 2013 Massachusetts state tax refund of $211,000 recognized in the second quarter of 2019 and the 2014 Massachusetts state refund of $320,000 recognized in the first quarter of 2019. The refunds were a result of previously amended returns filed for those years.

Segments. The Company has two reportable segments: HarborOne Bank and HarborOne Mortgage.  Revenue from HarborOne Bank consists primarily of interest earned on loans and investment securities and service charges on deposit accounts.  Revenue from HarborOne Mortgage is comprised of interest earned on loans and fees received as a result of the residential mortgage origination, sale and servicing process.  Effective April 3, 2018, the Bank’s residential mortgage lending division was consolidated with HarborOne Mortgage.  Residential real estate portfolio loans are originated by HarborOne Mortgage and purchased by the Bank.

The table below shows the results of operations for the Company’s segments, HarborOne Bank and HarborOne Mortgage, for the three and nine months ended September 30, 2019 and 2018, and the increase or decrease in those results:

	HarborOne Bank				HarborOne Mortgage
	Three Months Ended				Three Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2019	2018	Dollars	Percent	2019	2018	Dollars	Percent
	(dollars in thousands)

Net interest and dividend income	$27,855	$20,943	$6,912	33.0%	$285	$308	$(23)	(7.5)%
Provision for loan losses	889	632	257	40.7	—	—	—	—
Net interest and dividend income, after provision for loan losses	26,966	20,311	6,655	32.8	285	308	(23)	(7.5)
Mortgage banking income:
Changes in mortgage servicing rights fair value	(591)	(59)	(532)	(901.7)	(1,883)	(319)	(1,564)	(490.3)
Other	(24)	720	(744)	(103.3)	14,003	8,529	5,474	64.2
Total mortgage banking income (loss)	(615)	661	(1,276)	(193.0)	12,120	8,210	3,910	47.6
Other noninterest income (loss)	5,772	4,785	987	20.6	(4)	(16)	12	75.0
Total noninterest income	5,157	5,446	(289)	(5.3)	12,116	8,194	3,922	47.9
Noninterest expense	24,405	18,824	5,581	29.6	11,227	8,184	3,043	37.2
Income before income taxes	7,718	6,933	785	11.3	1,174	318	856	269.2
Provision for income taxes	1,019	888	131	14.8	171	71	100	140.8
Net income (loss)	$6,699	$6,045	$654	10.8%	$1,003	$247	$756	306.1%

NM: not meaningful

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

	HarborOne Bank				HarborOne Mortgage
	Nine Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2019	2018	Dollars	Percent	2019	2018	Dollars	Percent
	(dollars in thousands)

Net interest and dividend income	$81,296	$61,429	$19,867	32.3%	$604	$739	$(135)	(18.3)%
Provision for loan losses	3,496	2,326	1,170	50.3	—	—	—	—
Net interest and dividend income, after provision for loan losses	77,800	59,103	18,697	31.6	604	739	(135)	(18.3)
Mortgage banking income:
Changes in mortgage servicing rights fair value	(1,599)	60	(1,659)	NM	(5,267)	278	(5,545)	NM
Other	262	1,599	(1,337)	(83.6)	31,266	22,676	8,590	37.9
Total mortgage banking income (loss)	(1,337)	1,659	(2,996)	(180.6)	25,999	22,954	3,045	13.3
Other noninterest income (loss)	18,191	12,922	5,269	40.8	(20)	11	(31)	(281.8)
Total noninterest income	16,854	14,581	2,273	15.6	25,979	22,965	3,014	13.1
Noninterest expense	74,527	58,975	15,552	26.4	27,496	23,320	4,176	17.9
Income (loss) before income taxes	20,127	14,709	5,418	36.8	(913)	384	(1,297)	(337.8)
Provision (benefit) for income taxes	3,267	2,825	442	15.6	(256)	98	(354)	(361.2)
Net income (loss)	$16,860	$11,884	$4,976	41.9%	$(657)	$286	$(943)	(329.7)%

HarborOne Bank Segment

Results of Operations for the Three and Nine Months Ended September 30, 2019 and 2018

Net Income.    The Bank’s net income increased by $654,000 to $6.7 million for the three months ended September 30, 2019 from $6.0 million for the three months ended September 30, 2018.  Pre-tax income was $7.7 million for the three months ended September 30, 2019, a $785,000 increase from the three months ended September 30, 2018. The increase in pre-tax income reflects a $6.9 million increase in net interest income, partially offset by an increase in noninterest expense of $5.6 million, a  $289,000 decrease in noninterest income and an increase of $257,000 in provision for loan losses. The provision for income taxes increased $131,000.

Compared to the first nine months of 2018, the Banks’s net income for the nine months ended September 30, 2019 increased $5.0 million to $16.9 million from $11.9 million. Pre-tax income increased $5.4 million, or 36.8%, due to a $20.0 million increase in net interest and dividend income and a $2.3 million increase in noninterest income, partially offset by a $15.6 million increase in noninterest expenses and a $1.2 million increase in provision for loan losses. The provision for income taxes increased $442,000.

Provision for Loan Losses.    Provision for loan losses for the three and nine months ended September 30, 2019 was $889,000 and $3.5 million, respectively, compared to provision for loan losses of $632,000 and $2.3 million, respectively, for the three and nine months ended September 30, 2018.

The provisions primarily reflect the continued growth in commercial loans and the need for replenishment driven by charge-off activity.   Net charge-offs were $106,000 and $1.1 million for the three and nine months ended September 30, 2019 compared to $436,000 and $1.4 million for the same periods in 2018. At September 30, 2019 nonperforming assets were  $27.9 million and nonperforming assets to total assets were 0.71% at as compared to $17.4 million and 0.61%, respectively, at September 30, 2018. The increase in nonperforming assets was primarily due to two commercial construction loans to one borrower for $11.2 million for which no specific reserve is required at this time.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Noninterest Income.    Total noninterest income was  $5.2 million and $16.9 million for the three and nine months ended September 30, 2019 compared to $5.4 million and $14.6 million for the prior year periods. The following table sets forth the components of noninterest income:

	Three Months Ended September 30,		Increase (Decrease)
	2019	2018	Dollars	Percent
	(dollars in thousands)

Gain on sale of mortgage loans	$—	$474	$(474)	(100.0)%
Intersegment loss	(393)	(80)	(313)	(391.3)
Processing, underwriting and closing fees	—	1	(1)	(100.0)
Secondary market loan servicing fees, net of guarantee fees	369	325	44	13.5
Changes in mortgage servicing rights fair value	(591)	(59)	(532)	(901.7)
Total mortgage banking income	(615)	661	(1,276)	(193.0)%
Interchange fees	2,100	1,623	477	29.4
Other deposit account fees	2,086	1,679	407	24.2
Income on retirement plan annuities	104	100	4	4.0
Gain on sale and call of securities	77	—	77	100.0
Bank-owned life insurance income	256	243	13	5.3
Swap fee income	858	745	113	100.0
Other	291	395	(104)	(26.3)
Total noninterest income	$5,157	$5,446	$(289)	(5.3)%

Originated mortgage servicing rights included in gain on sale of mortgage loans	$—	$1,049	$(1,049)	(100.0)%

	Nine Months Ended September 30,		Increase (Decrease)
	2019	2018	Dollars	Percent
	(dollars in thousands)

Gain on sale of mortgage loans	$1	$681	$(680)	(99.9)%
Intersegment loss	(866)	(138)	(728)	(527.5)
Processing, underwriting and closing fees	—	43	(43)	(100.0)
Secondary market loan servicing fees, net of guarantee fees	1,127	1,013	114	11.3
Changes in mortgage servicing rights fair value	(1,599)	60	(1,659)	NM
Total mortgage banking income	(1,337)	1,659	(2,996)	(180.6)%
Interchange fees	6,194	4,659	1,535	32.9
Other deposit account fees	5,826	4,834	992	20.5
Income on retirement plan annuities	300	332	(32)	(9.6)
Gain on sale and call of securities	1,344	—	1,344	100.0
Bank-owned life insurance income	762	725	37	5.1
Swap fee income	2,218	1,163	1,055	90.7
Other	1,547	1,209	338	28.0
Total noninterest income	$16,854	$14,581	$2,273	15.6%

Originated mortgage servicing rights included in gain on sale of mortgage loans	$—	$1,239	$(1,239)	(100.0)%

The primary reasons for the variances within the noninterest income categories shown in the preceding table are noted below:

The decrease in total mortgage banking income reflects the consolidation of the Bank’s residential mortgage lending division into HarborOne Mortgage at the start of the second quarter of 2018.

The change in the MSR fair value is consistent with the 32 and 101 basis point decrease in the 10-year Treasury Constant Maturity rate over the three and nine months ended September 30, 2019.  As interest rates fall, prepayment speeds tend to increase and MSR fair value decreases.  Conversely, the increase for the nine months ended September 30, 2018

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

reflected increasing rates. The negative change for the three months ended September 30, 2018 reflects reductions from loans paid off being greater than the positive fair value adjustment for the period.

The increase in interchange fees and other deposit account fees reflects increased fee income from the addition of Coastway accounts.

Swap fee income is collected and recorded at the time the swap contract is entered into and therefore income fluctuates as a function of the swap agreements entered into in a period.

The increase in other income reflects increased real estate rental income from office space acquired from Coastway.

The gain on sale of securities is the result of the sale of six available for sale securities with proceeds of $28.4 million.

Noninterest Expense.    Total noninterest expense increased to $24.4 million and $74.5 million for the three and nine months ended September 30, 2019 compared to $18.8 million and $59.0 million for the prior year periods. The following table sets forth the components of noninterest expense:

	Three Months Ended September 30,		Increase (Decrease)
	2019	2018	Dollars	Percent
	(dollars in thousands)

Compensation and benefits	$14,767	$10,828	$3,939	36.4%
Occupancy and equipment	3,421	2,351	1,070	45.5
Data processing expenses	2,110	1,670	440	26.3
Loan expenses	423	411	12	2.9
Marketing	711	591	120	20.3
Deposit expenses	405	308	97	31.5
Postage and printing	381	312	69	22.1
Professional fees	586	546	40	7.3
Foreclosed and repossessed assets	42	(45)	87	193.3
Deposit insurance	(225)	541	(766)	(141.6)
Merger expenses	—	274	(274)	(100.0)
Other expenses	1,784	1,037	747	72.0
Total noninterest expense	$24,405	$18,824	$5,581	29.6%

	Nine Months Ended September 30,		Increase (Decrease)
	2019	2018	Dollars	Percent
	(dollars in thousands)

Compensation and benefits	$42,600	$33,477	$9,123	27.3%
Occupancy and equipment	10,802	7,373	3,429	46.5
Data processing expenses	6,230	4,765	1,465	30.7
Loan expenses	1,282	1,170	112	9.6
Marketing	2,666	2,564	102	4.0
Deposit expenses	1,189	965	224	23.2
Postage and printing	1,206	935	271	29.0
Professional fees	2,205	1,994	211	10.6
Foreclosed and repossessed assets	(34)	63	(97)	(154.0)
Deposit insurance	1,030	1,525	(495)	(32.5)
Merger expenses	—	1,284	(1,284)	(100.0)
Other expenses	5,351	2,860	2,491	87.1
Total noninterest expense	$74,527	$58,975	$15,552	26.4%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The primary reasons for the significant variances within the noninterest expense categories shown in the preceding table are noted below:

Compensation and benefits increased primarily due to an increase in salary expense reflecting the additional Coastway employees, annual increases and other additional staffing needs to support Company initiatives. A second ESOP loan was funded as part of the Offering contributing to the increase.

The increase in occupancy and equipment expense reflects the addition of nine branches from Coastway.

The increase in data processing expense primarily reflects the increase in accounts from the Coastway acquisition.

The decrease in deposit insurance reflects the Bank’s FDIC assessment credit awards recorded in the third quarter of 2019.

Merger expenses in the 2018 periods are due to the Coastway acquisition.

Other expenses increased primarily due to the Coastway acquisition. The three and nine months ended September 30, 2019 included $617,000 and $1.9 million of amortization on the core deposit intangible recorded in the acquisition and no such expense in the 2018 periods.

HarborOne Mortgage Segment

Results of Operations for the Three and Nine Months Ended September 30, 2019 and 2018

Net Income.   HarborOne Mortgage recorded a net income of $1.0 million and net loss of $657,000 for the three and nine months ended September 30, 2019, respectively as compared to net income of $247,000 and $286,000 for the three and nine months ended September 30, 2018. HarborOne Mortgage segment’s results are heavily impacted by prevailing rates, refinancing activity and home sales.

Noninterest Income.    Total noninterest income increased to $12.1 million for the three months ended September 30, 2019 as compared to $8.2 million for the prior year period and increased to $26.0 million for the nine months ended September 30, 2019 from $23.0 million for the nine months ended September 30, 2018. Noninterest income is primarily from mortgage banking income for which the following table provides further detail:

	Three Months Ended September 30,		Increase (Decrease)
	2019	2018	Dollars	Percent
	(dollars in thousands)

Gain on sale of mortgage loans	$10,968	$6,453	$4,515	70.0%
Intersegment gain	393	80	313	391.3
Processing, underwriting and closing fees	1,705	1,022	683	66.8
Secondary market loan servicing fees net of guarantee fees	937	974	(37)	(3.8)
Changes in mortgage servicing rights fair value	(1,883)	(319)	(1,564)	(490.3)
Total mortgage banking income	$12,120	$8,210	$3,910	47.6%

Originated mortgage servicing rights included in gain on sale of mortgage loans	$268	$244	$24	9.8%
Change in 10-year Treasury Constant Maturity rate in basis points	(32)	18

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

	Nine Months Ended September 30,		Increase (Decrease)
	2019	2018	Dollars	Percent
	(dollars in thousands)

Gain on sale of mortgage loans	$23,882	$17,064	$6,818	40.0%
Intersegment gain	866	138	728	527.5
Processing, underwriting and closing fees	3,677	2,570	1,107	43.1
Secondary market loan servicing fees net of guarantee fees	2,841	2,904	(63)	(2.2)
Changes in mortgage servicing rights fair value	(5,267)	278	(5,545)	NM
Total mortgage banking income	$25,999	$22,954	$3,045	13.3%

Originated mortgage servicing rights included in gain on sale of mortgage loans	$564	$1,078	$(514)	(47.7)%
Change in 10-year Treasury Constant Maturity rate in basis points	(101)	65

The primary reasons for the significant variances in the noninterest income category shown in the preceding table are noted below:

The change in the MSR fair value is consistent with the change in the 10-year Treasury Constant Maturity rate. As interest rates fall, prepayment speeds increase and resulting in a decrease in MSR fair value. Conversely, the increase for the nine months ended September 30, 2018 reflected increasing rates. The negative change for the three months ended September 30, 2018 reflects reductions from loans paid off being greater than the positive fair value adjustment for the period.

The gain on sale of mortgages and processing, underwriting and closing fees increased as residential mortgage originations increased primarily as a result of falling mortgage rates and seasonal demand during the three and nine months ended September 30, 2019.

The following table provides additional loan production detail:

	Three Months Ended September 30,
	2019		2018
	Loan		Loan
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)

Source
Retail Offices	$426,420	100.0%	$227,854	94.8%
Third Party	—	—	12,548	5.2
Total	$426,420	100.0%	$240,402	100.0%

Product Type
Conventional	$333,728	78.2%	$146,120	60.8%
Government	71,158	16.7	56,032	23.3
State Housing Agency	5,486	1.3	11,746	4.9
Jumbo	15,755	3.7	26,472	11.0
Seconds	293	0.1	32	—
Total	$426,420	100.0%	$240,402	100.0%

Purpose
Purchase	$233,988	54.9%	$203,352	84.6%
Refinance	187,460	43.9	32,806	13.6
Construction	4,972	1.2	4,244	1.8
Total	$426,420	100.0%	$240,402	100.0%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

	Nine Months Ended September 30,
	2019		2018
	Loan		Loan
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)

Source
Retail Offices	$892,021	100.0%	$583,573	90.6%
Third Party	—	—	60,792	9.4
Total	$892,021	100.0%	$644,365	100.0%

Product Type
Conventional	$602,750	67.6%	$402,995	62.5%
Government	147,164	16.5	151,082	23.4
State Housing Agency	39,492	4.4	28,658	4.5
Jumbo	102,252	11.5	61,598	9.6
Seconds	363	—	32	—
Total	$892,021	100.0%	$644,365	100.0%

Purpose
Purchase	$580,669	65.1%	$519,305	80.6%
Refinance	299,578	33.6	116,830	18.1
Construction	11,774	1.3	8,230	1.3
Total	$892,021	100.0%	$644,365	100.0%

Noninterest Expense.    Total noninterest expense increased to $11.2 million and $27.5 million for the three and nine months ended September 30, 2019 compared to $8.2 million and $23.3 million for the prior year periods. The following tables set forth the components of noninterest:

	Three Months Ended September 30,		Increase (Decrease)
	2019	2018	Dollars	Percent
	(dollars in thousands)

Compensation and benefits	$8,561	$6,019	$2,542	42.2%
Occupancy and equipment	732	670	62	9.3
Data processing expenses	86	32	54	168.8
Loan expenses	1,281	1,096	185	16.9
Marketing	88	47	41	87.2
Postage and printing	37	29	8	27.6
Professional fees	266	168	98	58.3
Other expenses	176	123	53	43.1
Total noninterest expense	$11,227	$8,184	$3,043	37.2%

	Nine Months Ended September 30,		Increase (Decrease)
	2019	2018	Dollars	Percent
	(dollars in thousands)

Compensation and benefits	$20,557	$17,238	$3,319	19.3%
Occupancy and equipment	2,183	1,872	311	16.6
Data processing expenses	211	59	152	257.6
Loan expenses	3,027	2,985	42	1.4
Marketing	268	158	110	69.6
Postage and printing	114	109	5	4.6
Professional fees	684	499	185	37.1
Other expenses	452	400	52	13.0
Total noninterest expense	$27,496	$23,320	$4,176	17.9%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The primary reasons for the significant variances within the noninterest expense categories shown in the preceding table are noted below:

Compensation and benefits increased for the three and nine months ended September 30, 2019 primarily reflecting commission expense consistent with the mortgage origination volumes. Also impacting compensation and benefits was additional employees from the Coastway acquisition and HarborOne Bank employees that were part of the residential lending division’s consolidation with HarborOne Mortgage. Additionally, the nine months ended September 30, 2019 includes severance of $295,000, reflecting continued efforts to right size HarborOne Mortgage in response to economic conditions.

The increase in occupancy and equipment expense reflects increased lease and maintenance expense.

Asset Quality

The following table provides information with respect to our nonperforming assets, including TDRs, at the dates indicated. We did not have any accruing loans past due 90 days or more at the dates presented.

	September 30,	December 31,
	2019	2018
	(dollars in thousands)

Nonaccrual loans:
Residential real estate:
One- to four-family	$10,604	$12,120
Second mortgages and equity lines of credit	1,205	1,649
Commercial real estate	—	298
Commercial construction	11,244	—
Commercial	3,967	3,087
Consumer	550	557
Total nonaccrual loans (1)	27,570	17,711
Other real estate owned and repossessed assets:
One- to four-family residential real estate owned	298	556
Other repossessed assets	79	193
Total nonperforming assets	27,947	18,460
Performing troubled debt restructurings	16,591	17,899
Total nonperforming assets and performing troubled debt restructurings	$44,538	$36,359

Total nonperforming loans to total loans (2)	0.89%	0.59%
Total nonperforming assets and performing troubled debt restructurings to total assets	1.13%	1.00%
Total nonperforming assets to total assets	0.71%	0.51%

(1) $3.2 million and $4.3 million of troubled debt restructurings are included in total nonaccrual loans at September 30, 2019 and December 31, 2018, respectively.
(2) Total loans are presented before allowance for loan losses, but include deferred loan origination costs (fees), net.

Income related to impaired loans included in interest income for the three months ended in September 30, 2019 and 2018, amounted to $472,000 and $441,000, respectively. Income related to impaired loans included in interest income for the nine months ended September 30, 2019 and 2018, amounted to $1.4 million for both periods.

The Company utilizes a ten-grade internal loan rating system for commercial real estate, commercial construction and commercial loans.  Loans not rated consist primarily of residential construction loans and certain smaller balance commercial real estate and commercial loans that are managed by exception.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The following table presents our risk rated loans considered classified or special mention in accordance with our internal risk rating system:

	September 30, 2019	December 31, 2018
	(in thousands)

Classified loans:
Substandard	$14,506	$4,398
Doubtful	1,981	1,930
Loss	—	—
Total classified loans	16,487	6,328
Special mention	19,370	30,296
Total criticized loans	$35,857	$36,624

None of the special mention assets at September 30, 2019 and December 31, 2018 were on nonaccrual.

At September 30, 2019, our allowance for loan losses was $23.0 million, or 0.74% of total loans and 83.58% of nonperforming loans. At December 31, 2018, our allowance for loan losses was $20.7 million, or 0.69% of total loans and 116.62% of nonperforming loans. Nonperforming loans at September 30, 2019 were $27.6 million, or 0.89% of total loans, compared to $17.7 million, or 0.59% of total loans, at December 31, 2018. The allowance for loan losses is maintained at a level that represents management’s best estimate of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for loan losses will be adequate to cover losses which may be realized in the future or that additional provisions for loan losses will not be required.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	September 30, 2019			December 31, 2018
		% of			% of
		Allowance			Allowance
		Amount to	% of Loans		Amount to	% of Loans
		Total	in Category		Total	in Category
	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans
	(dollars in thousands)

Residential real estate:
One- to four-family	$2,631	11.42%	30.48%	$2,681	12.98%	31.63%
Second mortgages and equity lines of credit	523	2.27	4.91	508	2.46	5.31
Residential construction	21	0.09	0.46	50	0.24	0.49
Commercial real estate	11,840	51.38	35.02	10,059	48.70	31.35
Commercial construction	2,561	11.12	5.17	2,707	13.11	5.42
Commercial	2,503	10.86	9.61	2,286	11.07	9.30
Consumer	1,038	4.50	14.35	1,154	5.59	16.50
Total general and allocated allowance	21,117	91.64	100.00%	19,445	94.15	100.00%
Unallocated	1,927	8.36		1,210	5.85
Total	$23,044	100.00%		$20,655	100.00%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)

Allowance at beginning of period	$22,261	$19,244	$20,655	$18,489
Provision for loan losses	889	632	3,496	2,326
Charge offs:
Residential real estate:
One- to four-family	—	(50)	(20)	(50)
Second mortgages and equity lines of credit	—	—	(116)
Commercial	(43)	(255)	(833)	(990)
Consumer	(216)	(209)	(660)	(551)
Total charge-offs	(259)	(514)	(1,629)	(1,591)

Recoveries:
Residential real estate:
One- to four-family	15	1	195	7
Second mortgages and equity lines of credit	59	9	103	30
Commercial real estate	1	—	6	—
Commercial	—	1	15	2
Consumer	78	67	203	177
Total recoveries	153	78	522	216
Net charge-offs	(106)	(436)	(1,107)	(1,375)
Allowance at end of period	$23,044	$19,440	$23,044	$19,440
Total loans outstanding at end of period	$3,106,472	$2,218,145	$3,106,472	$2,218,145
Average loans outstanding	$3,086,066	$2,322,863	$3,032,982	$2,263,502
Allowance for loan losses as a percent of total loans outstanding at end of period	0.74%	0.87%	0.74%	0.87%
Annualized net loans charged off as a percent of average loans outstanding	0.01%	0.08%	0.05%	0.06%
Allowance for loan losses to nonperforming loans at end of period	83.58%	116.16%	83.58%	116.16%

We recorded a provision for loan losses of $889,000 and $632,000 for the three months ended September 30, 2019 and 2018, respectively.  For the nine months ended September 30, 2019 and 2018 we recorded a provision for loan losses of $3.5 million and $2.3 million.  The provisions primarily reflect loan loss allocations commensurate with commercial loan growth and other changes in the loan portfolio. Changes in the provision for loan losses are also based on management’s assessment of loan portfolio growth and composition changes, historical charge-off trends, and ongoing evaluation of credit quality and current economic conditions. Net charge-offs totaled $106,000 for the quarter ended September 30, 2019, or 0.01%, of average loans outstanding on an annualized basis, compared to $436,000, or 0.08%, for the quarter ended September 30, 2018. Nonperforming assets were $27.9 million at September 30, 2019 compared to $18.5 million at December 31, 2018 and $17.4 million at September 30, 2018. Nonperforming assets as a percentage of total assets were 0.71% at September 30, 2019, 0.51% at December 31, 2018 and 0.61% at September 30, 2018. The increase in nonperforming assets was primarily due to two commercial construction loans to one borrower for $11.2 million for which no specific reserve is required at this time. Asset quality remains strong and reflects the Company’s continued efforts to minimize nonperforming assets through diligent collection efforts and prudent workout arrangements.

Management of Market Risk

Net Interest Income Analysis.  The Company uses income simulation as the primary tool for measuring interest-rate risk inherent in our balance sheet at a given point in time by showing the effect on net interest income, over specified time frames and using different interest rate shocks and ramps. The assumptions include, but are not limited to, management’s best assessment of the effect of changing interest rates on the prepayment speeds of certain assets and liabilities, projections for account balances in each of the product lines offered and the historical behavior of deposit rates and balances in relation to changes in interest rates. These assumptions are inherently changeable, and as a result, the

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

model is not expected to precisely measure net interest income or precisely predict the impact of fluctuations in interest rates on net interest income. Actual results will differ from the simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in the balance sheet composition and market conditions. Assumptions are supported with quarterly back testing of the model to actual market rate shifts.

As of September 30, 2019, net interest income simulation results for the Company indicated that our exposure over one year to changing interest rates was within our guidelines. The following table presents the estimated impact of interest rate changes on our estimated net interest income over one year:

September 30, 2019
Change in Net Interest Income
Changes in Interest Rates	Year One
(basis points) (1)	(% change from year one base)
+300	4.60%
(100)	(4.10)%

(1) The calculated change in net interest income assumes an instantaneous parallel shift of the yield curve.

Economic Value of Equity Analysis.  The Company also uses the net present value of equity at risk, or "EVE," methodology. This methodology calculates the difference between the present value of expected cash flows from assets and liabilities. The comparative scenarios assume an immediate parallel shift in the yield curve up 300 basis points and down 100 basis points.

The board of directors and management review the methodology’s measurements for both net interest income and EVE on a quarterly basis to determine whether the exposure resulting from the changes in interest rates remains within established tolerance levels and develops appropriate strategies to manage this exposure.

The table below sets forth, as of September 30, 2019, the estimated changes in the EVE that would result from an instantaneous parallel shift in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

At September 30, 2019
				EVE as a Percentage of Economic
		Estimated Increase (Decrease)		Value of Assets
Changes in Interest Rates	Estimated	in EVE			Changes in
(basis points) (1)	EVE	Amount	Percent	EVE Ratio (2)	Basis Points
(dollars in thousands)

+ 300	$762,646	$(12,100)	(1.6)%	20.4%	1.00
0	774,745	—	—	19.4	—
- 100	719,840	(54,905)	(7.1)	17.7	(1.64)

(1) Assumes instantaneous parallel changes in interest rates.
(2) EVE Ratio represents EVE divided by the economic value of assets.

Liquidity Management and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term and long-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of securities, and borrowings from the FHLB. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, calls of investment securities and borrowed funds and prepayments on loans are greatly influenced by general interest rates, economic conditions and competition.

Management regularly adjusts our investments in liquid assets based upon an assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and securities, and (iv) the objectives of our interest rate risk and investment policies.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Our cash flows are composed of three primary classifications: cash flows from operating activities, investing activities and financing activities. Net cash used by operating activities was $47.7 million for the nine months ended September 30, 2019 and net cash provided by operating activities was $35.4 million for the nine months ended September 30, 2018. Net cash used in investing activities, which consists primarily of disbursements for loan originations and loan purchases and the purchase of securities, offset by principal collections on loans, proceeds from the sale and maturity of securities, and sales of other real estate owned, and paydowns on mortgage-backed securities, was $89.3 million and $165.9 million for the nine months ended September 30, 2019 and 2018, respectively. Net cash as a result of financing activities, consisting primarily of the activity in deposit accounts and FHLB advances and results from our strategy of managing growth and cash flows to preserve capital ratios and reduce expenses. Additionally, net proceeds of $304.1 million from the Offering completed in the third quarter of 2019 were included in financing activities. Net cash provided by financing activities was $270.2 million and $144.7 million for the nine months ended September 30, 2019 and 2018, respectively.

The Company and the Bank are subject to various regulatory capital requirements. At September 30, 2019, the Company and the Bank exceeded all regulatory capital requirements and were considered “well capitalized” under regulatory guidelines. See Note 13 to our unaudited interim Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

At September 30, 2019, we had outstanding commitments to originate loans of $171.2 million and unadvanced funds on loans of $408.1 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2019 totaled $607.5 million. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may use FHLB advances, brokered deposits, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.  For additional information on financial instruments with off-balance sheet risk see Note 10 to the unaudited Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is included in Part I, Item 2 of this Form 10-Q under the heading “Management of Market Risk.”

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of September 30, 2019. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well-designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the quarter ended September 30, 2019, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any material pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. We are not involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes to the Company’s Risk Factors described in Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)	Unregistered Sales of Equity Securities. None
b)	Use of Proceeds.

On August 14, 2019, the Company completed the sale of 31,036,812 shares of its common stock, par value $0.01 per share,in connection with the Offering.

The effective date of the Company’s registration statement (Commission No. 333-230183) was June 21, 2019. The Company registered shares of its common stock at a sale price of $10.00 per share.

Sandler O’Neill & Partners, L.P., the selling agent who assisted the Company in the sale of its common stock, received a fee of $2.9 million, consisting of a sales fee equal to 0.75% of the dollar amount of the subscription offering and a sales fee equal to 1.50% of the dollar amount of the community offering. No fee was payable to Sandler O’Neill & Partners, L.P. for shares purchased by officers, directors or employees or their immediate families, or shares purchased by the Company’s employee benefit plan. In addition, Sandler O’Neill & Partners, L.P. was reimbursed for expenses, including attorney fees.

The Company utilized $24.8 million to fund a new ESOP loan and incurred expenses in connection with the Offering totaling $6.3 million, resulting in net cash proceeds of $304.1 million. As of September 30, 2019, the Company had invested $151.3 million into the Bank’s operations and retained the remaining amount for general corporate purposes.

c)	Repurchase of Equity Securities.

Included in treasury stock purchased were 71,201 shares acquired by the Company in connection with the satisfaction of tax obligations on vested restricted stock issued pursuant to the employee benefit plan in August 2019.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed in the Exhibit Index are included in, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
2.1	Plan of Conversion (incorporated by reference to Exhibit 2.1 to HarborOne Bancorp, Inc.’s Registration Statement on Form S‑1 filed with the Securities and Exchange Commission on March 11, 2019)
3.1

Articles of Organization of HarborOne Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to HarborOne Bancorp, Inc.’s Registration Statement on Form S‑1 filed with the Securities and Exchange Commission on March 11, 2019)

3.2

Bylaws of HarborOne Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to HarborOne Bancorp, Inc.’s Registration Statement on Form S‑1 filed with the Securities and Exchange Commission on March 11, 2019)

4.1

Form of Common Stock Certificate of HarborOne NorthEast Bancorp, Inc. (incorporated by reference to Exhibit 4.1 to HarborOne Bancorp, Inc.’s Registration Statement on Form S‑1 filed with the Securities and Exchange Commission on March 11, 2019)

4.2

Indenture, dated August 30, 2018 by and between HarborOne Bancorp, Inc. and UMB Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to HarborOne Bancorp, Inc.’s Form 8‑K filed with the Securities and Exchange Commission on August 30, 2018)

4.3

Form of 5.625% Fixed to Floating Rate Subordinated Note due 2028 (incorporated by reference to Exhibit 4.2 to HarborOne Bancorp, Inc.’s Form 8‑K filed with the Securities and Exchange Commission on August 30, 2018)

10.1

HarborOne Bank Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.1 to HarborOne Bancorp, Inc.’s Registration Statement on Form S‑1 filed with the Securities and Exchange Commission on March 4, 2016) †

10.2

HarborOne ESOP Restoration Plan (incorporated by reference to Exhibit 10.2 to HarborOne Bancorp, Inc.’s Registration Statement on Form S‑1 filed with the Securities and Exchange Commission on March 4, 2016) †

10.3

HarborOne Senior Management Long Term Incentive Plan (incorporated by reference to Exhibit 10.3 to HarborOne Bancorp, Inc.’s Registration Statement on Form S‑1 filed with the Securities and Exchange Commission on March 4, 2016) †

10.4

Amended and Restated Employment Agreement, dated as of March 1, 2016, by and among HarborOne Bancorp, Inc., HarborOne Bank and James W. Blake (incorporated by reference to Exhibit 10.4 to HarborOne Bancorp, Inc.’s Registration Statement on Form S‑1 filed with the Securities and Exchange Commission on March 4, 2016)  †

10.5

2016 Supplemental Executive Retirement Plan, dated as of January 21, 2016, by and between HarborOne Bank and James W. Blake (incorporated by reference to Exhibit 10.5 to HarborOne Bancorp, Inc.’s Registration Statement on Form S‑1 filed with the Securities and Exchange Commission on March 4, 2016)  †

10.6

Endorsement Split Dollar Life Insurance Agreement, dated as of November 13, 2015, by and between HarborOne Bank and James Blake (incorporated by reference to Exhibit 10.6 to HarborOne Bancorp, Inc.’s Registration Statement on Form S‑1 filed with the Securities and Exchange Commission on March 4, 2016)  †

10.7

Amended and Restated Employment Agreement, dated as of March 1, 2016, by and among HarborOne Bancorp, Inc., HarborOne Bank and Joseph Casey (incorporated by reference to Exhibit 10.7 to HarborOne Bancorp, Inc.’s Registration Statement on Form S‑1 filed with the Securities and Exchange Commission on March 4, 2016)  †

10.8

Amended and Restated Supplemental Executive Retirement Plan Agreement, dated as of March 1, 2016, by and between HarborOne Bank and Joseph F. Casey (incorporated by reference to Exhibit 10.8 to HarborOne Bancorp, Inc.’s Registration Statement on Form S‑1 filed with the Securities and Exchange Commission on March 4, 2016)  †

10.9

Form of Change in Control Agreement (incorporated by reference to Exhibit 10.9 to HarborOne Bancorp, Inc.’s Registration Statement on Form S‑1 filed with the Securities and Exchange Commission on March 4, 2016)  †

10.10

HarborOne Bank Director Retirement Plan (incorporated by reference to Exhibit 10.10 to HarborOne Bancorp, Inc.’s Registration Statement on Form S‑1 filed with the Securities and Exchange Commission on March 4, 2016)  †

10.11

First Amendment to Director Retirement Plan (incorporated by reference to Exhibit 10.11 to Amendment No.1 to HarborOne Bancorp, Inc.’s Registration Statement on Form S‑1 filed with the Securities and Exchange Commission on April 8, 2016)  †

10.12	HarborOne Bancorp, Inc. 2017 Stock Option and Incentive Plan (incorporated herein by reference to HarborOne Bancorp, Inc.’s Form 8‑K filed with the Commission on August 10, 2017) †
10.13	Amendment to HarborOne Bancorp, Inc. 2017 Stock Option and Incentive Plan (incorporated herein by reference to HarborOne Bancorp, Inc.’s Form 8‑K filed with the Commission on March 14, 2019) †
10.14

Form of Restricted Stock Award Agreement Under the HarborOne Bancorp, Inc. 2017 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.2 to HarborOne Bancorp, Inc.’s Quarterly Report on Form 10‑Q filed with the Commission on August 11, 2017)  †

10.15

Form of Non‑Qualified Stock Option Agreement for Non‑Employee Directors Under the HarborOne Bancorp, Inc. 2017 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3 to HarborOne Bancorp, Inc.’s Quarterly Report on Form 10‑Q filed with the Commission on August 11, 2017)  †

10.16

Form of Non‑Qualified Stock Option Agreement for Company for Employees Under the HarborOne Bancorp, Inc. 2017 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.4 to HarborOne Bancorp, Inc.’s Quarterly Report on Form 10‑Q filed with the Commission on August 11, 2017)  †

10.17

Form of Incentive Stock Option Agreement Under the HarborOne Bancorp, Inc. 2017 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.5 to HarborOne Bancorp, Inc.’s Quarterly Report on Form 10‑Q filed with the Commission on August 11, 2017)  †

10.18

Form of Subordinated Note Purchase Agreement, dated August 30, 2018, by and among HarborOne Bancorp, Inc. and the Purchasers (incorporated by reference to Exhibit 10.1 to HarborOne Bancorp, Inc.’s Form 8‑K filed with the Securities and Exchange Commission on August 30, 2018

10.19

Form of Registration Rights Agreement, dated August 30, 2018, by and among HarborOne Bancorp, Inc. and the Purchasers (incorporated by reference to Exhibit 10.2 to HarborOne Bancorp, Inc.’s Form 8‑K filed with the Securities and Exchange Commission on August 30, 2018)  †

31.1*	Certification of Chief Executive Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act
31.2*	Certification of Chief Financial Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2019 and 2018 (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2019 and 2018, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, and (vi) the Notes to the unaudited Consolidated Financial Statements.

*Filed herewith

**Furnished herewith

†  Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HarborOne Bancorp, Inc.

Date: November 7, 2019	By:	/s/ James W. Blake
James W. Blake
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 7, 2019	By:	/s/ Linda H. Simmons
Linda H. Simmons
Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)