Form 10-Q/A
period 2019-09-30
HarborOne Bancorp, Inc.
filed 2019-11-12
CIK 1769617

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

As of November 1, 2019 there were 58,429,584 shares of the Registrant’s common stock, par value $0.01 per share, outstanding

EXPLANATORY NOTE

HarborOne Bancorp, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, originally filed with the Securities and Exchange Commission on November 7, 2019 (the “Form 10-Q”) to revise the tabular summary of the Company’s regulatory capital ratios at September 30, 2019 located on page 30 as part of Note 13, “Minimum Regulatory Capital Requirements” in Part I, Financial Statements of the Form 10-Q. The Form 10-Q incorrectly stated that as of September 30, 2019, the Company’s and Bank's actual Tier 1 capital to average assets ratios were 16.2% and 12.5%, respectively.  The correct Tier 1 capital to average assets ratios as of September 30, 2019 were 15.5% and 12.1%, respectively.  Except for the foregoing, the Form 10-Q remains unchanged.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits 31.1, 31.2 and 32.1 to this Amendment.

This Amendment speaks as of the date of the Form 10-Q filing and does not reflect any events that may have occurred after that date.  Except as specifically noted above, the Amendment does not modify or update the financial results or disclosures in the Form 10-Q.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The Company’s and the Bank’s actual regulatory capital ratios as of September 30, 2019 and December 31, 2018 are presented in the table below.

					Minimum Required to be
					Considered "Well Capitalized"
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

HarborOne Bancorp, Inc.
September 30, 2019
Common equity Tier 1 capital to risk-weighted assets	$583,319	19.1%	$137,098	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	583,319	19.1	182,798	6.0	N/A	N/A
Total capital to risk-weighted assets	641,363	21.1	243,730	8.0	N/A	N/A
Tier 1 capital to average assets	583,319	15.5	144,313	4.0	N/A	N/A

December 31, 2018
Common equity Tier 1 capital to risk-weighted assets	$283,738	9.9%	$129,246	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	283,738	9.9	172,328	6.0	N/A	N/A
Total capital to risk-weighted assets	339,393	11.8	229,771	8.0	N/A	N/A
Tier 1 capital to average assets	283,738	8.2	137,919	4.0	N/A	N/A

HarborOne Bank
September 30, 2019
Common equity Tier 1 capital to risk-weighted assets	$446,714	14.7%	$137,063	4.5%	$197,980	6.5%
Tier 1 capital to risk-weighted assets	446,714	14.7	182,751	6.0	243,668	8.0
Total capital to risk-weighted assets	469,758	15.4	243,668	8.0	304,585	10.0
Tier 1 capital to average assets	446,714	12.1	143,335	4.0	179,169	5.0

December 31, 2018
Common equity Tier 1 capital to risk-weighted assets	$296,738	10.3%	$129,250	4.5%	$186,694	6.5%
Tier 1 capital to risk-weighted assets	296,738	10.3	172,333	6.0	229,778	8.0
Total capital to risk-weighted assets	317,393	11.1	229,778	8.0	287,222	10.0
Tier 1 capital to average assets	296,738	8.6	137,784	4.0	172,230	5.0

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

HarborOne Bancorp, Inc.

Date: November 12, 2019	By:	/s/ James W. Blake
James W. Blake
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 12, 2019	By:	/s/ Linda H. Simmons
Linda H. Simmons
Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)