Form 10-K
period 2019-12-31
HarborOne Bancorp, Inc.
filed 2020-03-13
CIK 1769617

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-38955

HarborOne Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Massachusetts	81-1607465
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

770 Oak Street, Brockton, Massachusetts	02301
(Address of principal executive offices)	(Zip Code)

(508) 895-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	HONE	The NASDAQ Stock Market, LLC

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of its last completed second fiscal quarter was $241,972,000.

As of March 1, 2020, there were 58,418,021 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K that are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements, which are based on certain current assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions. These statements include, among others, statements regarding our strategy, goals and expectations; evaluations of future interest rate trends and liquidity; expectations as to growth in assets, deposits and results of operations, future operations, market position and financial position; and prospects, plans and objectives of management. You should not place undue reliance on our forward-looking statements. You should exercise caution in interpreting and relying on forward-looking statements because they are subject to significant risks, uncertainties and other factors which are, in some cases, beyond our control.

Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. The Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among others, factors referenced under the section captioned “Risk Factors” at Part I, Item 1A of this Form 10-K; acquisitions may not produce results at levels or within time frames originally anticipated; adverse conditions in the capital and debt markets and the impact of such conditions on our business activities; changes in interest rates; competitive pressures from other financial institutions; the effects of general economic conditions on a national basis or in the local markets in which we operate, including changes that adversely affect borrowers’ ability to service and repay our loans; changes in the value of securities in our investment portfolio; changes in loan default and charge-off rates; fluctuations in real estate values; the adequacy of loan loss reserves; decreases in deposit levels necessitating increased borrowing to fund loans and investments; operational risks including, but not limited to, cybersecurity, fraud,  natural disasters and pandemics; changes in government regulation; changes in accounting standards and practices; the risk that goodwill and intangibles recorded in our financial statements will become impaired; demand for loans in our market area; our ability to attract and maintain deposits; risks related to the implementation of acquisitions, dispositions, and restructurings; the risk that we may not be successful in the implementation of our business strategy; and changes in assumptions used in making such forward-looking statements. Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

PART I

ITEM 1.  BUSINESS

HarborOne Bancorp, Inc.

HarborOne Bancorp, Inc. (hereafter referred to as “we,” “our,” “us,” “HarborOne Bancorp” or the “Company”) became the holding company of HarborOne Bank (“HarborOne Bank” or the “Bank”) upon the closing of the second-step mutual-to-stock conversion (the “Conversion”) by HarborOne Mutual Bancshares, a mutual holding company (the “MHC”). The Company is the successor to HarborOne Bank’s previous holding company, HarborOne Bancorp, Inc. (“Old HarborOne”).  The Conversion was completed August 14, 2019 and on that date, the MHC merged into Old HarborOne (and ceased to exist), and Old HarborOne merged into the Company.  The Company raised gross proceeds of $310.4 million by selling a total of 31,036,812 shares of common stock at $10.00 per share in the second-step offering (the “Offering”). The Company utilized $24.8 million of the proceeds from the Offering to fund a new loan to its Employee Stock Ownership Plan (“ESOP”) for the acquisition of an additional 2,482,945 shares at $10.00 per share, representing 8% of the shares issued in the Offering and incurred expenses in connection with the Offering totaling $6.3 million, resulting in net cash proceeds to the Company of $304.1 million.  The Company invested $151.3 million of the net proceeds it received into the Bank’s operations and has retained the remaining amount for general corporate purposes. Concurrent with the completion of the Offering, each share of Old HarborOne common stock owned by public shareholders (shareholders other than the MHC) was exchanged for 1.795431 shares of Company common stock.  A total of 27,456,115 shares of Company common stock were issued in the exchange.   At December 31, 2019, the Company had total assets of $4.06 billion, deposits of $2.94 billion and shareholders’ equity of $665.8 million on a consolidated basis.

The Consolidated Financial Statements included herein include the accounts of the Company, Legion Parkway Company LLC, a security corporation and subsidiary of the Company formed on July 13, 2016, the Bank, and the Bank’s wholly-owned subsidiaries, including HarborOne Mortgage, LLC (“HarborOne Mortgage”). HarborOne Mortgage, formerly Merrimack Mortgage Company, LLC, was acquired by the Bank on July 1, 2015. The Company also established a charitable foundation in 2016, The HarborOne Foundation.

On October 5, 2018, the Company completed its acquisition of Coastway Bancorp, Inc., the parent company of Coastway Community Bank, (“Coastway”), adding nine full service branches in Rhode Island. The acquisition included $703.9 million in loans and $476.5 million in deposits, at fair value, and total cash consideration was $119.4 million. Coastway’s charitable foundation was also acquired and was renamed The HarborOne Foundation of Rhode Island.

HarborOne Bancorp, Inc.’s corporate offices are located at 770 Oak Street, Brockton, Massachusetts 02301, and the telephone number is (508) 895-1000.

HarborOne Bank

HarborOne Bank is the largest state-chartered co-operative bank in New England. The Bank, originally established in 1917 as a state-chartered credit union, converted to a state-chartered co-operative bank on July 1, 2013. The Bank provides a variety of financial services to individuals and businesses online and through its 25 full-service branches located in Massachusetts and Rhode Island, one limited-service branch, and a commercial lending office in each of Boston, Massachusetts and Providence, Rhode Island. We provide a range of educational services through “HarborOne U,” with classes on small business, financial literacy and personal enrichment at classroom sites adjacent to our Brockton and Mansfield locations.

HarborOne Mortgage

HarborOne Mortgage, LLC, a wholly-owned subsidiary of the Bank, is a residential mortgage company headquartered in New Hampshire that maintains 36 offices in Massachusetts, Rhode Island, New Hampshire, Maine, New Jersey and Florida, and originates loans in four additional states.

Employees

As of December 31, 2019, the Company had 675 full time equivalent employees. None of the Company’s employees are represented by a labor union, and management considers its relationship with employees to be good.

Available Information

Under Section 13(a) or 15(d) of the Exchange Act of 1934, as amended (the “Exchange Act”), HarborOne Bancorp, Inc. is required to file reports, proxy and information statements and other information with the Securities and Exchange Commission (“SEC”). The Company electronically files its annual report on Form 10-K, proxy, quarterly reports on Form 10-Q, and current reports on Form 8-K and other reports as required with the SEC. The SEC website www.sec.gov provides access to all forms which have been filed electronically. Additionally, the Company’s SEC filings and additional shareholder information are available free of charge on the Company’s website, www.harborone.com (within the Investor Relations section). Information on our website is not and should not be considered part of this annual report.

The Company’s common stock is traded on the NASDAQ stock market under the symbol “HONE.”

Market Area

HarborOne Bank. HarborOne Bank provides financial services to individuals, families, small and mid-size businesses and municipalities throughout Eastern Massachusetts and Rhode Island. While our primary deposit-gathering area is concentrated within our branch office communities and surrounding cities and towns, our lending area encompasses the broader market of New England.

Due to our proximity to Boston and Providence, our primary market area benefits from the presence of numerous institutions of higher learning, medical care and research centers and the corporate headquarters of several investment and financial services companies. The greater Boston metropolitan area also has many life science and high technology companies employing personnel with specialized skills, which impacts the demand for residential homes, residential construction, office buildings, shopping centers, and other commercial properties in our market area. Communities within our market area include many older residential commuter towns, which function partially as business and service centers.

HarborOne Mortgage. HarborOne Mortgage maintains 36 offices in Massachusetts, Rhode Island, New Hampshire, Maine, and New Jersey, and Florida and originates loans in four additional states.

Competition

HarborOne Bank.  HarborOne Bank faces significant competition for deposits and loans. Our most direct competition for deposits has historically come from banking institutions operating in our primary market area and from other financial service companies such as securities brokerage firms, credit unions, insurance companies, and other non-bank financial services and financial technology companies. We also face competition for investors’ funds from money market funds and mutual funds. Many of the banks that operate in our primary market area are owned by large national and regional holding companies, are larger than we are, and therefore may have greater resources or offer a broader range of products and services.

Our competition for loans comes from financial institutions, including credit unions, in our primary market area and from other financial service providers, such as mortgage companies, mortgage brokers and the finance arms of auto makers. Competition for loans also comes from non-depository financial service companies entering the mortgage market, such as insurance companies, securities companies and specialty finance companies.

We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks and other financial services companies to expand their geographic reach by providing services over the internet, and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Increased competition for deposits and the origination of loans could limit our growth in the future.

HarborOne Mortgage. HarborOne Mortgage faces competition for originating loans both directly within the markets in which it operates and from entities that provide services throughout the United States through internet channels. HarborOne Mortgage’s competition comes principally from other mortgage banking firms, as well as from commercial banks, savings institutions, credit unions and non-bank financial services and financial technology companies.

Lending Activities

The scope of the discussion included under “Lending Activities” is limited to lending operations related to loans originated for investment. A discussion of the lending activities related to loans originated for sale is included under “Mortgage Banking Activity.”

Commercial Real Estate Loans.   Our commercial real estate loans are generally secured by properties used for business purposes such as office buildings, retail development, manufacturing facilities, warehouse distribution, hospitality and apartment buildings. We currently focus our commercial real estate efforts on small- and mid-size owner occupants and investors in our market area seeking loans between $350,000 and $25.0 million. At December 31, 2019, commercial real estate loans were $1.17 billion, or 37.0% of total loans, and consisted of $436.9 million of fixed-rate loans and $735.5 million of adjustable-rate loans.

We originate fixed- and adjustable-rate commercial real estate loans typically with terms of five to ten years, though loans may be for terms of up to 20 years. Interest rates and payments on our adjustable-rate loans typically adjust in accordance with a designated index. Most of our adjustable-rate commercial real estate loans adjust every 90 days to a specified percentage above LIBOR, or five years to a specified percentage above the corresponding FHLB Classic Advance borrowing rate and amortize over a 25 to 30-year term. We also offer interest rate swaps to accommodate customer needs. Loan amounts generally do not exceed 80.0% of the property’s appraised value at the time the loan is originated.

We consider a number of factors when underwriting commercial real estate loans that include projected net cash flow to the loan’s debt service requirement, the age and condition of the collateral, the profitability and the value of the underlying property, the financial resources and income level of the sponsor and their experience in owning or managing similar properties, and the borrower’s credit history. When circumstances warrant, personal guarantees are obtained from the principals of the borrower on commercial real estate. To monitor cash flows on income properties, we require borrowers and loan guarantors, where applicable, to provide annual financial statements on commercial real estate loans. We also generally require an independent appraisal or valuation, an environmental survey and a property condition report for commercial real estate loans.

In addition to originating these loans, we participate in commercial real estate loans with other financial institutions located primarily in Massachusetts and sell participation interests in commercial real estate loans to local financial institutions, primarily the portion of loans that exceed our borrowing limits or are in an amount that is considered prudent to manage our credit risk. See below “Loan Underwriting Risks – Loan Participations.”

At December 31, 2019, the average originated loan balance of our outstanding commercial real estate loans was $3.1 million, and our four largest credits ranged from $15.0 million to $17.5 million. These loans were performing in accordance with their original terms at December 31, 2019. Our largest commercial real estate relationship totaled $34.1 million and consists of loans to finance hotels.

Commercial Loans.  We originate commercial loans and lines of credit to a variety of professionals, sole proprietorships and small- to medium-sized businesses, primarily in Massachusetts and Rhode Island, with sales typically up to $100.0 million and borrowing needs up to $25.0 million, for working capital and other business purposes. In connection with the Coastway acquisition, we acquired a small business lending team that generate small business loans, including loans originated through the U.S. Small Business Administration (“SBA”), which provide a partial government guarantee. Small business loans, including real estate loans, generally consist of loans to businesses with commercial credit needs of less than or equal to $1.0 million and revenues of less than $5.0 million.

At December 31, 2019, commercial loans were $306.3 million, or 9.7% of total loans, and included $137.6 million in small business loans of which $37.0 million had a partial SBA guarantee. At December 31, 2019, commercial loans consisted of $89.3 million of fixed-rate loans and $217.0 million of adjustable-rate loans.

Commercial loans are originated with either variable or fixed rates of interest. Variable rates are based on a margin over the LIBOR index or tied to the Prime rate as published in The Wall Street Journal, plus a margin. Fixed-rate business loans are generally indexed to a corresponding FHLB rate, plus a margin. Commercial loans typically have shorter maturity terms and higher interest spreads than real estate loans, but generally involve more credit risk because of the type and nature of the collateral. We generally require that our commercial customers maintain a deposit relationship with the Bank.

When making commercial loans, we consider the financial statements and the experience of the borrower, our lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business, the value of the collateral, primarily accounts receivable, inventory and equipment and recourse from principal owners. Commercial loan amounts are determined based on the capacity for debt service and an evaluation of the age, condition and collectability of the collateral but generally, advance rates for certain asset classes would not exceed 80.0%.

At December 31, 2019, the average originated balance of our outstanding commercial loans was $343,000 and our four largest commercial loan exposures ranged from $6.5 million to $11.1 million. These loans are secured by business assets of the borrower and were performing according to their original terms at December 31, 2019.

Commercial Construction Loans.    We originate commercial construction loans for commercial development projects, including industrial buildings, retail and office buildings and speculative residential real estate. At December 31, 2019, construction loan balances were $153.9 million, or 4.9% of total loans. At December 31, 2019, our commercial construction loan portfolio consisted of $4.5 million in loan balances that were secured by speculative residential real estate loan projects, $129.9 million in loans that were secured by commercial real estate speculative projects and $19.5 million secured by owner-occupied commercial real estate projects. At December 31, 2019, unadvanced funds on commercial construction loans was $105.0 million.

Our commercial construction loans generally call for the payment of interest only with interest rates tied to LIBOR or Prime rate as published in The Wall Street Journal, plus a margin. Our construction loans for commercial real estate projects can be originated with principal balances of up to $30.0 million, but generally their principal balances are lower; the average originated principal balance at December 31, 2019 was $4.7 million. Advances on commercial construction loans are made in accordance with a schedule reflecting the cost of construction and repayment is generally expected from permanent financing upon completion of construction.

At December 31, 2019, the average balance of our outstanding commercial construction loans was $2.7 million and our largest outstanding commercial construction loan was $16.7 million. This project is secured by a first mortgage to develop an apartment building and was performing according to its original repayment terms at December 31, 2019.

One- to Four-Family Residential Real Estate Loans.    We provide residential real estate loans through HarborOne Mortgage for home purchase or refinancing of existing homes, most of which serve as the primary residence of the owner. At December 31, 2019, residential mortgage loans were $931.8 million, or 29.4% of total loans, and consisted of $804.6 million and $127.2 million of fixed-rate and adjustable-rate loans, respectively. We offer fixed-rate and adjustable-rate residential mortgage loans with terms up to 30 years.

Our one- to four-family residential mortgage originations are generally underwritten to conform to Federal National Mortgage Association, or “Fannie Mae,” and Federal National Home Loan Mortgage Corporation, or “Freddie Mac,” underwriting guidelines. Our adjustable-rate mortgage loans generally adjust annually or after an initial fixed period that ranges from three to seven years and are adjusted to a rate equal to a specified percentage above the LIBOR or U.S. Treasury index. Depending on the loan type, the maximum amount by which the interest rate may be increased or decreased is generally 2.0% per adjustment period, with the lifetime interest rate caps ranging from 5.0% to 6.0% over the initial interest rate of the loan.

Borrower demand for adjustable-rate compared to fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans as compared to the interest rates and loan fees for adjustable-rate loans. The relative amount of fixed-rate and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment. The loan fees, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.

While residential mortgage loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full either upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

We originate one- to four-family residential mortgage loans with loan-to-value ratios up to 80.0% and we generally require private mortgage insurance for residential loans secured by a first mortgage with a loan-to-value ratio over 80.0%. We generally require all properties securing mortgage loans to be appraised by a licensed real estate appraiser. We generally require title insurance on all first mortgage loans. Exceptions to these lending policies are based on an evaluation of credit risk related to the borrower and the size of the loan. Borrowers must obtain hazard insurance, and flood insurance is required for loans on properties located in a flood zone.

In an effort to provide financing for first-time buyers, we offer adjustable- and fixed-rate loans to qualified individuals and originate the loans using modified underwriting guidelines, reduced interest rates and loan conditions and reduced closing costs. We also participate in publicly sponsored loan programs which provide competitive terms for low- and moderate-income home buyers.

The majority of the conforming fixed-rate one- to four-family residential mortgage loans we originate are sold to the secondary market to private investors, Freddie Mac and Fannie Mae. Generally, we sell loans to Freddie Mac and Fannie Mae with servicing retained. Our current practice is to hold in our portfolio jumbo loans, nonconforming loans, and adjustable-rate loans. Our decision to sell loans is based on prevailing market interest rate conditions and interest rate risk management.

We generally do not (i) originate “interest only” mortgage loans on one- to four-family residential properties, (ii) offer loans that provide for negative amortization of principal such as “option ARM” loans where the borrower can pay less than the interest owed on their loan, (iii) offer “subprime” loans (loans that are made with low down payments to borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies or borrowers with questionable repayment capacity) or (iv) offer “Alt-A” loans (loans to borrowers having less than full documentation).

Second Mortgages and Equity Lines of Credit.    We offer second mortgages and equity lines of credit, which are secured by owner-occupied residences. At December 31, 2019, second mortgages and equity lines of credit were $154.5 million, or 4.9% of total loans. Second mortgages are made at fixed interest rates and terms of up to fifteen years. Equity lines of credit have adjustable rates of interest that are indexed to the Prime rate as published in The Wall Street Journal plus or minus a margin, and generally are subject to an interest rate floor, with 10-year draws and repayment terms of between five and 15 years. We offer second mortgages and equity lines of credit with cumulative loan-to-value ratios generally up to 80.0%, when taking into account both the balance of the home equity loan and first mortgage loan. We hold a first mortgage position on the homes that secure second mortgages or equity lines of credit in approximately one-third of the portfolio.

The procedures for underwriting home equity lines of credit include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral to the proposed loan amount. The procedures for underwriting residential mortgage loans apply equally to second mortgages and equity lines of credit.

Residential Construction Loans.  We originate residential real estate construction loans through HarborOne Mortgage to professional developers, contractors and builders, and to a lesser extent, individuals, to finance the construction of residential dwellings. At December 31, 2019, the balance of residential construction loans was $14.1 million and unadvanced funds were $7.9 million.

Our residential real estate construction loans generally are fixed-rate loans that provide for the payment of interest only during the construction phase, which is usually 12 to 36 months. At the end of the construction phase, the loan may be paid in full or converted to a permanent mortgage loan. Before making a commitment to fund a construction loan, we generally require an appraisal of the property by an independent licensed appraiser. Our loan policy dictates a minimum equity contribution by the borrower of 20.0% and a loan-to-value ratio not greater than 80.0% of the appraised market value estimated upon completion of the project. All borrowers are underwritten and evaluated for creditworthiness based on past experience, debt service ability, net worth analysis including available liquidity, and other credit factors. Advances are only made following an inspection of the property confirming completion of the required progress on the project and an update to the title completed by a Bank-approved attorney.

Auto and Other Consumer Loans.   While we stopped originating indirect auto loans in 2018, we continued in 2019 to fund indirect auto lease loans for the leasing of new or used automobiles through our relationship with Credit Union Leasing of America, or “CULA.”  In the fourth quarter of 2019, we terminated our origination agreement with CULA and will allow the portfolio to pay down with CULA continuing the off-lease servicing they have been providing. We are evaluating other avenues of origination or purchase of auto loans. At December 31, 2019, auto loans were $421.5 million, or 13.3% of total loans and 97.4% of consumer loans. Other consumer loans, consisting primarily of unsecured lines of credit and personal loans, were $11.3 million, or 0.4% of total loans. Auto loans consisted of $372.4 million of auto lease loans, $39.4 million of indirect auto loans and $9.7 million in direct auto loans.

The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.

Loan Originations, Purchases and Sales.    Loan originations come from a number of sources. The primary source of loan originations are our loan originators, and to a lesser extent, local mortgage brokers and third-party originators of residential loans, advertising and referrals from customers. We occasionally purchase participation interests in commercial real estate loans and commercial business loans. In addition, we sell participation interests in commercial real estate loans to local financial institutions, primarily the portion of loans that exceed our borrowing limits or are in an amount that is considered prudent to manage our credit risk.

Our current practice is generally (i) to sell to the secondary market newly originated 15-year or longer term conforming fixed-rate residential mortgage loans and (ii) to hold in our portfolio nonconforming loans, shorter-term fixed-rate loans, jumbo loans and adjustable-rate residential mortgage loans. Our decisions regarding loan sales are based on prevailing market interest rate conditions and interest rate risk management. Loans are sold to third parties with servicing either retained or released.

For the years ended December 31, 2019 and 2018, we originated loans of $2.05 billion and $1.51 billion of loans, respectively. During the same periods, we sold $1.12 billion and $977.4 million of loans, respectively.

Mortgage Banking Activity.    We originate residential mortgage loans through HarborOne Mortgage. For the year ended December 31, 2019, HarborOne Mortgage originated $1.33 billion in mortgage loans. HarborOne Mortgage sells loans on both a servicing-released and a servicing-retained basis. Loans sold with servicing retained are generally serviced by a third party and certain loans are serviced by the Bank. HarborOne Bank purchases residential mortgage loans for its portfolio from HarborOne Mortgage. These purchases generally consist of jumbo mortgages, adjustable-rate mortgages and nonconforming mortgages. The Bank’s decision to purchase loans from HarborOne Mortgage is based on prevailing market interest rate conditions, interest rate risk management and balance sheet management.

Our overall margin can be affected by the mix of both loan type (conventional loans versus governmental loans) and loan purpose (purchase versus refinance). Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed or insured by the federal government, such as a Federal Housing Authority or a U.S. Department of Veterans Affairs loan.

Loan Underwriting Risks

Commercial Real Estate Loans.    Loans secured by commercial real estate generally have larger balances and involve a greater degree of risk than residential mortgage loans. Of primary concern in commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. In addition, our commercial borrowers may have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than residential real estate loans. If we are forced to foreclose on a commercial real estate property due to default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.

Commercial Loans.    Commercial loans also involve a greater degree of risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are typically made on the basis of the borrower’s ability to make repayment from the cash flows of the borrower’s business, although small business loans originated through the SBA program include a partial guarantee.  As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

Construction Loans.    Construction financing is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, we may be confronted, at or before the maturity of the loan, with a project having a value which is insufficient to assure full repayment. As a result of the foregoing, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of the borrower or guarantor to repay principal and interest. If we are forced to foreclose on a project before or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.

Residential Real Estate Loans.    Due to historically low interest rate levels, borrowers generally have preferred fixed-rate loans in recent years. While we anticipate that our adjustable-rate loans will better offset the adverse effects on our net interest income of an increase in interest rates as compared to fixed-rate loans, the increased mortgage payments required of adjustable-rate loans in a rising interest rate environment could cause an increase in delinquencies and defaults. If we are forced to foreclose on a residential property due to default, the marketability of the underlying property also may be adversely affected in a high interest rate environment, and we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, although adjustable-rate loans help make our asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits.

Consumer Loans.    Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections depend on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Loan Participations.    We cultivate relationships with other financial institutions to mitigate the risk of our lending activities by participating either as the lead bank or as a participant in various loan transactions. We purchase participation interests in larger balance loans from other financial institutions generally in our market area. Such participations are evaluated with the same level of due diligence and care as loans we originate. The participations are underwritten, reviewed for compliance, and approved in accordance with our underwriting policies and criteria. We actively monitor the performance of such loans and periodically receive updated financial statements of the borrower from the lead lender in accordance with loan reporting requirements and covenant testing. These loans are subjected to regular internal reviews in accordance with our loan policy.

We also participate in a commercial lending network operated by BancAlliance. As of December 31, 2019, total exposure for this program was $13.0 million comprising 11 credits. Two of these relationships totaling $3.1 million were not performing in accordance with their payment terms and are on nonaccrual. At December 31, 2019, the outstanding balances of commercial loan participations purchased outside of the BancAlliance network totaled $21.3 million. We also participate in commercial real estate loans that totaled $158.7 million and commercial construction loans that totaled $87.0 million at December 31, 2019.

We sell loan participations in the ordinary course of business when a loan originated by us exceeds our legal lending limit or we otherwise deem it prudent to share the risk with another lending institution. We were the lead bank in commercial real estate loans of $351.8 million, commercial construction loans of $61.8 million and commercial loans of $17.3 million with participation balances sold that totaled $143.9 million,  $35.7 million and $15.6 million, respectively, at December 31, 2019. As compared to December 31, 2018, this represents an increase of $32.8 million in commercial real estate participations sold, a $6.9 million increase in commercial construction participations sold, and an increase of $14.6 million in commercial participations sold.

Loan Approval Procedures and Authority.    Our lending activities follow written, nondiscriminatory underwriting standards and loan origination procedures established by our board of directors and management. Our board of directors has granted loan approval authority to certain executive officers. Commercial loans in excess of any officer’s individual authority must be approved by the Commercial Loan Committee comprised of several executive officers and reviews all commercial loan requests greater than $3.0 million and commercial real estate loan requests greater than $7.5 million.

Loans-to-One Borrower Limit.    The maximum amount that the Bank may lend to one borrower and the borrower’s related entities is generally limited, by statute, to 20.0% of the Bank’s capital, which is defined under Massachusetts law as the sum of the Bank's capital stock, surplus account and undivided profits. At December 31, 2019, the Bank’s regulatory limit on loans-to-one borrower was $95.6 million. At that date, our largest lending relationship totaled $34.1 million and was comprised of four loans to finance hotels. These loans were performing in accordance with their original repayment terms at December 31, 2019. Our internal loans-to-one borrower limit is $68.5 million.

Investment Activities

General.    At December 31, 2019, securities totaled $265.8 million. The securities portfolio consists of U.S. government and government-sponsored-enterprise obligations, residential mortgage-backed securities and collateralized mortgage obligations, state, county and municipal bonds and U.S. Small Business Administration asset-backed securities. The goals of our investment policy are to provide and maintain liquidity to meet deposit withdrawal and loan funding needs, to help mitigate interest rate and market risk, to diversify our assets, and to generate a reasonable rate of return on funds within the context of our interest rate and credit risk objectives. Our board of directors reviews and approves our investment policy annually. Authority to make investments under the approved investment policy guidelines is delegated to our president or our chief financial officer. All investment transactions are reviewed at the next regularly scheduled meeting of the board of directors. We classify the majority of our securities as available-for-sale.

We have legal authority to invest in various types of securities, including U.S. Treasury obligations, securities of various government-sponsored enterprises and municipal governments, deposits at the Federal Home Loan Bank (“FHLB”), certificates of deposit of federally insured institutions and investment grade corporate bonds. We also are required to maintain an investment in FHLB stock. While we have the authority under applicable law to invest in marketable equity securities and derivative securities, we had no investments in such securities at December 31, 2019.

Investment Securities.  At December 31, 2019, our securities portfolio consisted of the following:

U.S. Government and Government-Sponsored Enterprise Obligations. At December 31, 2019, we had U.S. government and government-sponsored enterprise securities totaling $15.2 million, which constituted 5.7% of our securities portfolio. While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent we deem appropriate, for liquidity purposes, as collateral for borrowings and for prepayment protection.

U.S. Government and Government-Sponsored Mortgage-Backed and Collateralized Mortgage Obligations, or “CMOs.”  At December 31, 2019, we had mortgage-backed securities and CMOs totaling $205.7 million, which constituted 77.4 % of our securities portfolio. Mortgage-backed securities and CMOs are securities issued in the secondary market that are collateralized by pools of residential mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities typically are collateralized by pools of one- to four-family or multi-family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as the Bank. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. All of our mortgage-backed securities are either backed by the Government National Mortgage Association, or “Ginnie Mae,” a U.S. government agency, or government-sponsored enterprises, such as Fannie Mae and Freddie Mac.

Residential mortgage-backed securities issued by U.S. government agencies and government-sponsored enterprises are more liquid than individual mortgage loans because there is an active trading market for such securities. In addition, residential mortgage-backed securities may be used to collateralize our borrowings. Investments in residential mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such interests, thereby affecting the net yield on our securities. Current prepayment speeds determine whether prepayment estimates require modification that could cause amortization or accretion adjustments.

SBA Asset-Backed Securities. At December 31, 2019, we had investments in participation certificates issued and guaranteed by the SBA totaling $38.0 million.

Tax Exempt Municipal Bonds. At December 31, 2019, we had $6.9 million invested in issues of a diversified municipal bond portfolio. All but one of these bonds are rated in the top four tiers in terms of credit ratings by Moody’s and S&P and the lowest rated bonds are rated Aa3 by Moody’s and total $2.3 million.

In addition to our securities portfolio, we also have investments in FHLB stock and bank-owned life insurance.

FHLB Stock. In connection with our borrowing activities, we held common stock of the FHLB totaling $17.1 million at December 31, 2019. The FHLB common stock is carried at cost and classified as a restricted equity security. We may be required to purchase additional FHLB stock if we increase borrowings in the future.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. At December 31, 2019, our balance in bank-owned life insurance totaled $85.7 million and was issued by seven highly rated insurance companies.

Sources of Funds

General.    Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Deposit Accounts.    At December 31, 2019, total deposits were $2.94 billion. Deposits are attracted from within our market area by sales efforts of our retail branch network, municipal department and commercial loan officers, advertising and through our website. We offer a broad selection of deposit instruments, including noninterest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), savings accounts and term certificates of deposit. We also offer a variety of deposit accounts designed for businesses and municipalities operating in our market area. Our business banking deposit products include a commercial checking account, sweep accounts, money market accounts and checking accounts specifically designed for small businesses. We also offer remote deposit capture products for business customers to meet their online banking needs. Additionally, the Bank has a municipal banking department that provides core depository services to local municipalities. At December 31, 2019, municipal deposits totaled $286.9 million and consisted of relationships with over 40 cities and towns. The Bank also participates in a reciprocal deposit program that provides access to FDIC insured deposit products in aggregate amounts exceeding the current insurance limits for depositors. At December 31, 2019, total reciprocal deposits were $277.9 million and included $143.4 million of municipal deposits.

The Bank utilizes a deposit listing service which targets institutional funds throughout the country. We generally prohibit the withdrawal of our listing service deposits prior to maturity. Also, when rates and terms are favorable, the Bank supplements the customer deposit base with brokered deposits. At December 31, 2019, we had $81.1 million of brokered deposits, $15.0 million of institutional deposits and $6.0 million in HarborOne Bancorp reciprocal deposits, which represented 3.3% of total deposits at December 31, 2019 with such funds having a weighted average remaining term to maturity of 6.2 months.

Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, and customer preferences and concerns. We generally review our deposit mix and pricing on a weekly basis. Our deposit pricing strategy has generally been to offer competitive rates and to periodically offer special rates in order to attract deposits of a specific type or term.

Borrowings.    At December 31, 2019, total borrowings were $388.0 million. Borrowings consist of short-term and long-term obligations from the FHLB and subordinated debentures issued in 2018. The Bank is a member of the FHLB Boston which provides access to wholesale funding to supplement our supply of investable funds. The FHLB functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and portions of our loan portfolio identified under a blanket lien, provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. At December 31, 2019, based on available collateral and our ownership of FHLB stock, we had access to additional FHLB advances of up to $300.3 million. All of our borrowings from the FHLB are secured by a blanket lien on residential real estate and certain other loans.

The Share Insurance Fund (“SIF”) of the Co-operative Central Bank provides for borrowings for liquidity purposes and is available to all co-operative member banks. Loan advances will generally be made on an unsecured basis provided that the aggregate loan balance is less than 5.0% of total deposits of the member bank, the member bank’s primary capital ratio is in excess of 5.0%, the member bank meets the required CAMELS rating, and the quarterly and year-to-date net income before extraordinary items is positive. At December 31, 2019, we had $5.0 million of borrowing capacity with the Co-operative Central Bank, none of which was outstanding.

In August 2018, we issued $35.0 million in fixed-to-floating rate subordinated notes. The notes bear interest at an annual fixed rate of 5.625% until September 1, 2023, at which time the interest resets quarterly to an interest rate per annum equal to the three-month LIBOR plus 278 basis points. The notes are carried on the Consolidated Balance Sheets net of issuance costs of $1.2 million, which are being amortized over the period to maturity date.

The Company also has an available line of credit with the Federal Reserve Bank of Boston secured by 83.0% of the carrying value of loans with an amortized balance amounting to $46.9 million, of which no amount was outstanding at December 31, 2019.

Supervision and Regulation

General

The following discussion addresses elements of the regulatory framework applicable to bank holding companies and their subsidiaries. This regulatory framework is intended primarily to protect the safety and soundness of depository institutions, the federal deposit insurance system, and depositors, rather than the shareholders of a bank holding company such as the Company.

As a bank holding company, the Company is subject to regulation, examination, and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”) and the Massachusetts Commissioner of Banks (the “Commissioner”) under Massachusetts law.

As a Massachusetts-chartered co-operative bank, the Bank is subject to regulation, supervision and examination by the Commissioner under Massachusetts law. The Bank’s Rhode Island branches are also subject to regulation, supervision and examination by the Rhode Island Department of Business Regulation, Division of Banking (the “RI Division of Banking”). The Bank’s deposits are insured up to applicable limits by the FDIC and by the SIF for amounts in excess of the FDIC insurance limits. The Bank must also comply with consumer protection regulations issued by the Consumer Financial Protection Bureau (the “CFPB”), as enforced by the FDIC. Additionally, under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Federal Reserve may directly examine the subsidiaries of a bank holding company, including the Bank.

The following is a summary of certain aspects of the various statutes and regulations applicable to the Company and its subsidiaries. This summary is not a comprehensive analysis of all applicable laws, and is qualified by reference to the full text of statutes and regulations referenced below.

Regulation of the Company

General. The Company is subject to regulation, supervision and examination by the Federal Reserve, which has the authority, among other things, to order bank holding companies to cease and desist from unsafe or unsound banking practices; to assess civil money penalties; and to order termination of non-banking activities or termination of ownership and control of a non-banking subsidiary by a bank holding company.

Source of Strength. Under the BHCA, as amended by the Dodd-Frank Act, the Company is required to serve as a source of financial strength for the Bank. This support may be required at times when the Company may not have the resources to provide support to the Bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Acquisitions and Activities. The BHCA prohibits a bank holding company, without prior approval of the Federal Reserve, from acquiring all or substantially all the assets of a bank; acquiring control of a bank; merging or consolidating with another bank holding company; or acquiring direct or indirect ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, the acquiring bank holding company would control more than 5% of any class of the voting shares of such other bank or bank holding company.

The BHCA also generally prohibits a bank holding company from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks. However, among other permitted activities, a bank holding company may engage in and may own shares of companies engaged in certain activities that the Federal Reserve has determined to be closely related to banking or managing and controlling banks, subject to certain notification requirements.

Limitations on Acquisitions of Company Common Stock. The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company unless the Federal Reserve has been notified and has not objected to the transaction. Under a rebuttable presumption of control established by the Federal Reserve, the acquisition of control of more than 5% of a class of voting securities of a bank holding company, together with other factors enumerated by the Federal Reserve, could constitute the acquisition of control of a bank holding company.

In addition, the BHCA prohibits any company from acquiring control of a bank or bank holding company without first having obtained the approval of the Federal Reserve. Among other circumstances, under the BHCA, a company has control of a bank or bank holding company if the company owns, controls or holds with power to vote 25% or more of a class of voting securities of the bank or bank holding company; controls in any manner the election of a majority of directors or trustees of the bank or bank holding company; or the Federal Reserve has determined, after notice and opportunity for hearing, that the company has the power to exercise a controlling influence over the management or policies of the bank or bank holding company.

Regulation of the Bank

General. The Bank is subject to regulation, supervision and examination by the FDIC, the Commissioner and the RI Division of Banking. The FDIC, the Commissioner and the RI Division of Banking have the authority to issue orders to banks under their supervision to cease and desist from unsafe or unsound banking practices and violations of laws, regulations, or conditions imposed by, agreements with, or commitments to, the Commissioner and the RI Division of Banking. The Commissioner and the RI Division of Banking are also empowered to assess civil money penalties against companies or individuals who violate banking laws, orders or regulations.

Deposit Insurance. Deposit obligations of the Bank are insured by the FDIC’s Deposit Insurance Fund, or the “DIF,” up to $250,000 per depositor. In 2016, as mandated by the Federal Deposit Insurance Act, or the “FDIA,” the FDIC’s Board of Directors approved a final rule to increase the DIF’s reserve ratio to the statutorily required minimum ratio of 1.35% of estimated insured deposits. On September 30, 2018, the DIF reserve ratio reached 1.36%.  Small banks, which are generally banks with less than $10 billion in assets, were awarded assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from 1.15 percent to 1.35 percent. The Bank received $825,000 in assessment credits of which $793,000 was credited towards assessments in 2019.

Deposit premiums are based on assets. In 2016, the FDIC’s Board of Directors adopted a final rule that changed the manner in which deposit insurance assessment rates are calculated for established small banks, generally those banks with less than $10 billion of assets that have been insured for at least five years. Under this method, each of seven financial ratios and a weighted average of CAMELS composite ratings are multiplied by a corresponding pricing multiplier. The sum of these products is added to a uniform amount, with the resulting sum being an institution’s initial base assessment rate (subject to minimum or maximum assessment rates based on a bank’s CAMELS composite rating). This method takes into account various measures, including an institution’s leverage ratio, brokered deposit ratio, one year asset growth, the ratio of net income before taxes to total assets and considerations related to asset quality.

The FDIC has the authority to adjust deposit insurance assessment rates at any time. In addition, under the FDIA, the FDIC may terminate deposit insurance, among other circumstances, upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. For 2019, the FDIC insurance expense for the Bank was $815,000.

Co-operative Central Bank and Share Insurance Fund.  The Bank’s deposits are insured up to applicable limits by the FDIC and by the SIF for amounts in excess of the FDIC insurance limits. All Massachusetts-chartered co-operative banks are required to be members of the Co-operative Central Bank, which maintains the SIF. The Co-operative Central Bank is authorized to charge co-operative banks an annual assessment fee on deposit balances in excess of amounts insured by the FDIC. Assessment rates are based on the institution’s risk category. For 2019, the Bank’s expense was $220,000.

On February 14, 2020, legislation was passed approving the merger of the SIF into the Depositors Insurance Fund, a private, industry-sponsored insurance fund that insures all deposits above FDIC limits for Massachusetts-chartered savings banks. In connection with the closing of the merger, which is expected to become effective in March 2020, by operation of law, the Bank will convert its charter from a Massachusetts-chartered co-operative bank to a Massachusetts-chartered savings bank, and the Bank’s deposits in excess of the FDIC insurance limits will be insured by Depositors Insurance Fund. None of the Bank’s products or services will be discontinued or changed as a result of the Bank’s charter conversion.

Acquisitions and Branching. Prior approval from the Commissioner and the FDIC is required in order for the Bank to acquire another bank or establish a new branch office. Well capitalized and well managed banks may acquire other banks in any state, subject to certain deposit concentration limits and other conditions, pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended by the Dodd-Frank Act. In addition, the Dodd-Frank Act authorizes a state-chartered bank, such as the Bank, to establish new branches on an interstate basis to the same extent a bank chartered by the host state may establish branches.

Activities and Investments of Insured State-Chartered Banks. The FDIA generally limits the types of equity investments an FDIC-insured state-chartered bank, such as the Bank, may make and the kinds of activities in which such a bank may engage, as a principal, to those that are permissible for national banks. Further, the Gramm-Leach-Bliley Act of 1999 (the “GLBA”) permits state banks, to the extent permitted under state law, to engage via financial subsidiaries in certain activities that are permissible for subsidiaries of a financial holding company. In order to form a financial subsidiary, a state-chartered bank must be “well capitalized,” and such banks must comply with certain capital deduction, risk management and affiliate transaction rules, among other requirements.

Brokered Deposits. The FDIA and FDIC regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution’s capital category is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” Depository institutions that have brokered deposits in excess of 10% of total assets are subject to increased FDIC deposit insurance premium assessments; however, for institutions that are “well capitalized” and have a CAMELS composite rating of 1 or 2, reciprocal deposits are deducted from brokered deposits. Section 202 of the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Economic Growth Act”), which was enacted in 2018, amends the FDIA to exempt a capped amount of reciprocal deposits from treatment as brokered deposits for certain insured depository institutions.

Community Reinvestment Act. The Community Reinvestment Act (the “CRA”) requires the FDIC to evaluate the Bank’s performance in helping to meet the credit needs of the entire communities it serves, including low- and moderate-income neighborhoods, consistent with its safe and sound banking operations, and to take this record into consideration when evaluating certain applications. The FDIC’s CRA regulations are generally based upon objective criteria of the performance of institutions under three key assessment tests: (i) a lending test, to evaluate the institution’s record of making loans in its service areas; (ii) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low- or moderate-income individuals and businesses; and (iii) a service test, to evaluate the institution’s delivery of services through its branches, ATMs, and other offices. The Bank has achieved a rating of “Outstanding” on its most recent examination. Massachusetts has also enacted a similar statute that requires the Commissioner to evaluate the performance of the Bank in helping to meet the credit needs of its entire community and to take that record into account in considering certain applications.

Lending Restrictions. Federal law limits a bank’s authority to extend credit to directors and executive officers of the bank or its affiliates and persons or companies that own, control or have power to vote more than 10% of any class of securities of a bank or an affiliate of a bank, as well as to entities controlled by such persons. Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons. The terms of such extensions of credit may not involve more than the normal risk of repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank’s capital.

Capital Adequacy and Safety and Soundness

Regulatory Capital Requirements.  The Federal Reserve and the FDIC have issued substantially similar risk-based and leverage capital rules applicable to U.S. banking organizations such as the Company and the Bank. These rules are intended to reflect the relationship between the banking organization’s capital and the degree of risk associated with its operations based on transactions recorded on-balance sheet as well as off-balance sheet items. The Federal Reserve and the FDIC may from time to time require that a banking organization maintain capital above the minimum levels discussed below, due to the banking organization’s financial condition or actual or anticipated growth.

The capital adequacy rules define qualifying capital instruments and specify minimum amounts of capital as a percentage of assets that banking organizations are required to maintain. Common equity Tier 1 capital generally includes common stock and related surplus, retained earnings and, in certain cases and subject to certain limitations, minority interests in consolidated subsidiaries, less goodwill, other non-qualifying intangible assets and certain other deductions. Tier 1 capital for banks and bank holding companies generally consists of the sum of common equity Tier 1 capital, non-cumulative perpetual preferred stock, and related surplus and, in certain cases and subject to limitations, minority interests in consolidated subsidiaries that do not qualify as common equity Tier 1 capital, less certain deductions. Tier 2 capital generally consists of hybrid capital instruments, perpetual debt and mandatory convertible debt securities, cumulative perpetual preferred stock, term subordinated debt and intermediate-term preferred stock, and, subject to limitations, allowances for loan losses. The sum of Tier 1 and Tier 2 capital less certain required deductions represents qualifying total risk-based capital.

Under the capital rules, risk-based capital ratios are calculated by dividing common equity Tier 1 capital, Tier 1 capital, and total capital, respectively, by risk-weighted assets. Assets and off-balance sheet credit equivalents are assigned to one of several categories of risk weights based primarily on relative credit risk. The Tier 1 leverage ratio is calculated by dividing Tier 1 capital by average assets, less certain items such as goodwill and intangible assets, as permitted under the capital rules.

Under the Federal Reserve’s rules that are applicable to the Company and the FDIC’s capital rules applicable to the Bank, the Company and the Bank are each required to maintain a minimum common equity Tier 1 capital to risk-weighted assets ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets ratio of 6%, a minimum total capital to risk-weighted assets ratio of 8% and a minimum leverage ratio requirement of 4%. Additionally, these rules require an institution to establish a capital conservation buffer of common equity Tier 1 capital in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions of more than 2.5% of total risk weighted assets, or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases.

Under the FDIC’s prompt corrective action rules, an FDIC-supervised institution is considered well capitalized if it (i) has a total capital to risk-weighted assets ratio of 10.0% or greater; (ii) a Tier 1 capital to risk-weighted assets ratio of 8.0% or greater; (iii) a common Tier 1 equity ratio of 6.5% or greater, (iv) a leverage capital ratio of 5.0% or greater; and (v) is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. The Bank is considered well capitalized under all regulatory definitions.

Generally, a bank, upon receiving notice that it is not adequately capitalized (i.e., that it is “undercapitalized”), becomes subject to the prompt corrective action provisions of Section 38 of the FDIA that, for example, (i) restrict payment of capital distributions and management fees, (ii) require that its federal bank regulator monitor the condition of the institution and its efforts to restore its capital, (iii) require submission of a capital restoration plan, (iv) restrict the growth of the institution’s assets and (v) require prior regulatory approval of certain expansion proposals. A bank that is required to submit a capital restoration plan must concurrently submit a performance guarantee by each company that controls the bank. A bank that is “critically undercapitalized” (i.e., has a ratio of tangible equity to total assets that is equal to or less than 2.0%) will be subject to further restrictions, and generally will be placed in conservatorship or receivership within 90 days.

Current capital rules do not establish standards for determining whether a bank holding company is well capitalized. However, for purposes of processing regulatory applications and notices, the Federal Reserve Board’s Regulation Y provides that a bank holding company is considered “well capitalized” if (i) on a consolidated basis, the bank holding company maintains a total risk-based capital ratio of 10% or greater; (ii) on a consolidated basis, the bank holding company maintains a Tier 1 risk-based capital ratio of 6% or greater; and (iii) the bank holding company is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Board to meet and maintain a specific capital level for any capital measure. A banking organization that qualifies for and elects to use the community bank leverage framework described below will be considered well capitalized as long as it is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Board to meet and maintain a specific capital level for any capital measure.

Section 201 of the Economic Growth Act directs the federal bank regulatory agencies to establish a community bank leverage ratio of tangible capital to average total consolidated assets of not less than 8% or more than 10%. In November 2019, the federal banking agencies published in the Federal Register a final rule to implement Section 201 of the Economic Growth Act. Under the final rule, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio (equal to Tier 1 capital divided by average total consolidated assets) of greater than 9%, will be eligible to opt into the community bank leverage ratio framework. A community banking organization that qualifies for and elects to use the community bank leverage ratio framework and that maintain a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the banking agencies’ generally applicable capital rules and, if applicable, will be considered to have met the well-capitalized ratio requirements for purposes of Section 38 of the Federal Deposit Insurance Act. The final rule includes a two-quarter grace period during which a qualifying banking organization that temporarily fails to meet any of the qualifying criteria, including the greater than 9% leverage ratio requirement, generally would still be deemed well-capitalized so long as the banking organization maintains a leverage ratio greater than 8%. At the end of the grace period, the banking organization must meet all qualifying criteria to remain in the community bank leverage ratio framework or otherwise must comply with and report under the generally applicable rule. The final rule became effective on January 1, 2020.

Safety and Soundness Standard. Guidelines adopted by the federal bank regulatory agencies pursuant to the FDIA establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings, and compensation and benefits. In general, these guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. In addition, the federal banking agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order restricting asset growth, requiring an institution to increase its ratio of tangible equity to assets or directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of the FDIA. See “—Regulatory Capital Requirements” above. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Dividend Restrictions

The Company is a legal entity separate and distinct from its subsidiaries. The revenue of the Company (on a parent-only basis) is derived primarily from dividends paid to it by the Bank and the Company’s other subsidiaries. The right of the Company, and consequently the right of shareholders of the Company, to participate in any distribution of the assets or earnings of its subsidiaries through the payment of dividends or otherwise is subject to the prior claims of creditors of the subsidiaries, including, with respect to the Bank, depositors of the Bank, except to the extent that certain claims of the Company in a creditor capacity may be recognized.

Restrictions on Bank Holding Company Dividends.  The Federal Reserve has the authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. The Federal Reserve has indicated generally that it may be an unsafe or unsound practice for bank holding companies to pay dividends unless the bank holding company’s net income over the preceding year is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality and overall financial condition. Further, under the Federal Reserve’s capital rules, the Company’s ability to pay dividends is restricted if it does not maintain capital above the capital conservation buffer. See “—Capital Adequacy and Safety and Soundness—Regulatory Capital Requirements” above.

Restrictions on Bank Dividends. The FDIC has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis. The payment of dividends by a bank is also restricted pursuant to various state regulatory limitations.

Certain Transactions by Bank Holding Companies with their Affiliates

There are various statutory restrictions on the extent to which bank holding companies and their non-bank subsidiaries may borrow, obtain credit from or otherwise engage in “covered transactions” with their insured depository institution subsidiaries. An insured depository institution (and its subsidiaries) may not lend money to, or engage in covered transactions with, its non-depository institution affiliates if the aggregate amount of covered transactions outstanding involving the bank, plus the proposed transaction exceeds the following limits: (i) in the case of any one such affiliate, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 10% of the capital stock and surplus of the insured depository institution; and (ii) in the case of all affiliates, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 20% of the capital stock and surplus of the insured depository institution. For this purpose, “covered transactions” are defined by statute to include a loan or extension of credit to an affiliate; a purchase of or investment in securities issued by an affiliate; a purchase of assets from an affiliate unless exempted by the Federal Reserve; the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company; the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate; securities borrowing or lending transactions with an affiliate that creates a credit exposure to such affiliate; or a derivatives transaction with an affiliate that creates a credit exposure to such affiliate. Covered transactions are also subject to certain collateral security requirements. Covered transactions as well as other types of transactions between a bank and a bank holding company must be conducted under terms and conditions, including credit standards, that are at least as favorable to the bank as prevailing market terms.  If a banking organization elects to use the community bank leverage ratio framework described in “Capital Adequacy and Safety and Soundness-Regulatory Capital Requirements” above, the banking organization would be required to measure the amount of covered transactions as a percentage of Tier 1 capital, subject to certain adjustments.  Moreover, Section 106 of the Bank Holding Company Act Amendments of 1970 provides that, to further competition, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property of any kind, or the furnishing of any service.

Consumer Protection Regulation

The Company and the Bank are subject to federal and state laws designed to protect consumers and prohibit unfair, deceptive or abusive business practices, including the Equal Credit Opportunity Act, Fair Housing Act, Home Ownership Protection Act, Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”), the GLBA, the Truth in Lending Act (“TILA”), the CRA, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act and various state law counterparts. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with clients when taking deposits, making loans, collecting loans and providing other services. Further, the CFPB also has a broad mandate to prohibit unfair or deceptive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms. Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties. The Federal Reserve examines the Bank for compliance with CFPB rules and enforces CFPB rules with respect to the Bank.

Mortgage Reform.  The Dodd-Frank Act prescribes certain standards that mortgage lenders must consider before making a residential mortgage loan, including verifying a borrower’s ability to repay such mortgage loan, and allows borrowers to assert violations of certain provisions of TILA as a defense to foreclosure proceedings. Under the Dodd-Frank Act, prepayment penalties are prohibited for certain mortgage transactions and creditors are prohibited from financing insurance policies in connection with a residential mortgage loan or home equity line of credit. In addition, the Dodd-Frank Act prohibits mortgage originators from receiving compensation based on the terms of residential mortgage loans and generally limits the ability of a mortgage originator to be compensated by others if compensation is received from a consumer. The Dodd-Frank Act requires mortgage lenders to make additional disclosures prior to the extension of credit, and in each billing statement, for negative amortization loans and hybrid adjustable-rate mortgages. The Economic Growth Act included provisions that ease certain requirements related to mortgage transactions for certain institutions with less than $10 billion in total consolidated assets.

Privacy and Customer Information Security. The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, the Bank must provide its clients with an initial and annual disclosure that explains its policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required or permitted by law, the Bank is prohibited from disclosing such information unless otherwise provided in such policies and procedures. However, an annual disclosure is not required to be provided by a financial institution if the financial institution only discloses information under exceptions from GLBA that do not require an opt-out to be provided and if there has been no change in its privacy policies and practices since its most recent disclosure provided to consumers. The GLBA also requires that the Bank develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of client information (as defined under GLBA), to protect against anticipated threats or hazards to the security or integrity of such information and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any client. The Bank is also required to send a notice to clients whose “sensitive information” has been compromised if unauthorized use of the information is “reasonably possible.” Most states, including the states in which the Bank operates, have enacted legislation concerning breaches of data security and the duties of the Bank in response to a data breach. In addition, Massachusetts has promulgated data security regulations with respect to personal information of Massachusetts residents. Pursuant to the FACT Act, the Bank has developed and implemented a written identity theft prevention program to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts. Additionally, the FACT Act amends the Fair Credit Reporting Act to generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and a reasonable opportunity and a reasonable and simple method to opt out of the making of such solicitations.

Anti-Money Laundering

The Bank Secrecy Act.  Under the Bank Secrecy Act (“BSA”), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report to the U.S. Treasury any cash transactions involving more than $10,000. In addition, financial institutions are required to file suspicious activity reports for any transaction or series of transactions that involve at least $5,000 and which the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the “USA PATRIOT Act,” which amended the BSA, together with the implementing regulations of various federal regulatory agencies, has caused financial institutions, such as the Bank, to adopt and implement additional policies or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity, currency transaction reporting, customer identity verification and customer risk analysis. In evaluating an application to acquire a bank or to merge banks or effect a purchase of assets and assumption of deposits and other liabilities, the applicable federal banking regulator must consider the anti-money laundering compliance record of both the applicant and the target. In addition, under the USA PATRIOT Act, financial institutions are required to take steps to monitor their correspondent banking and private banking relationships as well as, if applicable, their relationships with “shell banks.”

OFAC.  The U.S. has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These sanctions, which are administered by the U.S. Treasury’s Office of Foreign Assets Control, or “OFAC,” take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial or other transactions relating to a sanctioned country, or with certain designated persons and entities; (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons); and (iii) restrictions on certain transactions with or involving certain persons or entities. Blocked assets (for example, property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences the Company.

Emerging Growth Company Status

We qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012. For as long as we are an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including, but not limited to, reduced disclosure obligations regarding executive compensation, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved, and an exemption from having outside auditors attest as to our internal control over financial reporting. In addition, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies.

We may be an emerging growth company for up to five years from the completion of the initial public offering of Old HarborOne in 2016. We will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of Old HarborOne’s initial public offering in 2016, (ii) the first fiscal year after our annual gross revenues are $1.07 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeds $700 million as of the end of the second quarter of that fiscal year.

ITEM 1A.  RISK FACTORS

Before deciding to invest in us or deciding to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the SEC. The risks and uncertainties described below and in our other filings are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occur, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose some or all of your investment.

Commercial real estate and commercial loans carry greater credit risk than loans secured by owner-occupied one- to four-family real estate.

We intend to continue our focus on prudently growing our commercial real estate and commercial loan portfolio. At December 31, 2019, our commercial real estate loan portfolio was $1.17 billion, or 37.0% of total loans, and our commercial loan portfolio was $306.3 million, or 9.7% of total loans. Given their larger balances and the complexity of the underlying collateral, commercial real estate and commercial loans generally expose a lender to greater credit risk than loans secured by owner-occupied one- to four-family real estate. Also, many of our borrowers or related groups of borrowers have more than one of these types of loans outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential real estate loan. If loans that are collateralized by real estate or other business assets become troubled and the value of the collateral has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for loan losses which would in turn adversely affect our operating results and financial condition. Further, if we foreclose on the collateral, our holding period for the collateral may be longer than for one- to four-family real estate loans because there are fewer potential purchasers of the collateral, which can result in substantial holding costs.

The unseasoned nature of our commercial real estate and commercial loan portfolio may result in changes to our estimates of collectability, which may lead to additional provisions or charge-offs, which could hurt our profits.

Our commercial real estate loan portfolio increased to $1.17 billion at December 31, 2019 from $934.4 million at December 31, 2018 and $655.4 million at December 31, 2017, and our commercial loan portfolio increased to $306.3 million at December 31, 2019 from $277.3 million at December 31, 2018 and $109.5 million at December 31, 2017. The increases in 2018 were due in part to our acquisition of Coastway. A large portion of our commercial real estate and commercial loan portfolio is unseasoned and does not provide us with a significant payment or charge-off history pattern from which to judge future collectability. Currently we estimate potential charge-offs using peer data adjusted for qualitative factors specific to us. As a result, it may be difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience or current estimates, which could adversely affect our future performance. Further, these types of loans generally have larger balances and involve a greater risk than one- to four-family residential mortgage loans. Accordingly, if we make any errors in judgment in the collectability of our commercial or commercial real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred historically with our residential mortgage loan or consumer loan portfolios.

Our commercial and residential construction loans are subject to various lending risks depending on the nature of the borrower’s business, its cash flow and our collateral.

At December 31, 2019, our commercial construction loan portfolio was $153.9 million,  or 4.9% of total loans, and our residential construction loan portfolio consisted of $14.1 million, or 0.4% of total loans. Our construction loans are based upon estimates of costs to construct and the value associated with the completed project. These estimates may be inaccurate due to the uncertainties inherent in estimating construction costs, as well as the market value of the completed project, making it relatively difficult to accurately evaluate the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. Delays in completing the project may arise from labor problems, material shortages and other unpredictable contingencies. If the estimate of construction costs is inaccurate, we may be required to advance additional funds to complete construction. If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project.

Environmental liability associated with commercial lending could result in losses.

In the course of business, we may acquire, through foreclosure or other similar proceedings, properties securing loans we have originated that are in default. Particularly in commercial real estate lending, there is a risk that material environmental violations could be discovered at these properties. In this event, we might be required to remedy these violations at the affected properties at our sole cost and expense. The cost of this remedial action could substantially exceed the value of affected properties. We may not have adequate remedies against the prior owner or other responsible parties and could find it difficult or impossible to sell the affected properties as a result of their condition. These events could have an adverse effect on our business, results of operations and financial condition.

Our business may be adversely affected by credit risks associated with residential property.

At December 31, 2019, total residential real estate loans were $1.10 billion, or 34.7% of total loans. Residential mortgage lending, whether owner-occupied or non-owner occupied, is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations. Declines in real estate values could cause some of our residential mortgages to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral. Residential loans with combined higher loan-to-value ratios are more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, they may be unable to repay their loans in full from the sale proceeds. For those home equity loans and lines of credit secured by a second mortgage, it is unlikely that we will be successful in recovering all or a portion of our loan proceeds in the event of default unless we are prepared to repay the first mortgage loan and such repayment and the costs associated with a foreclosure are justified by the value of the property. For these reasons, we may experience higher rates of delinquencies, default and losses on our home equity loans.

The geographic concentration of our loan portfolio and lending activities makes us vulnerable to a downturn in the local economy.

While there is not a single employer or industry in our market area on which a significant number of our customers are dependent, a substantial portion of our loan portfolio is composed of loans secured by property located in the greater Boston metropolitan area and, to a lesser extent, the greater Providence metropolitan area. This makes us vulnerable to a downturn in the local economy and real estate markets. Adverse conditions in the local economy such as unemployment, recession, a catastrophic event or other factors beyond our control could impact the ability of our borrowers to repay their loans, which could impact our net interest income, level of non-performing loans and the allowance for loan losses. Decreases in local real estate values caused by economic conditions or other events could adversely affect the value of the property used as collateral for our loans, which could cause us to realize a loss in the event of a foreclosure. For more information about our market area, see “—Market Area” and “—Competition.”

An increase in interest rates or changes in the secondary mortgage market may reduce our mortgage banking revenues, which would negatively impact our non-interest income.

We sell residential mortgage loans in the secondary market, which provides a significant portion of our non-interest income. We generate mortgage banking revenues primarily from gains on the sale of mortgage loans to investors on a servicing-released and retained basis. We also earn interest on loans held for sale while they are awaiting delivery to our investors. In a rising or higher interest rate environment, our originations of mortgage loans may decrease, resulting in fewer loans that are available to be sold to investors. This would result in a decrease in mortgage banking revenues. In addition, to being affected by interest rates, the secondary mortgage markets are also subject to investor demand for single-family mortgage loans and potentially increased investor yield requirements for those loans. These conditions may fluctuate or even worsen in the future or during a prolonged period of secondary market illiquidity. We believe our ability to retain mortgage loans at the levels generated by the mortgage division is limited. Furthermore, our results of operations are affected by the amount of non-interest expenses associated with mortgage banking activities, such as salaries and employee benefits, occupancy, equipment and data processing expense and other operating costs. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in mortgage loan origination activity.

We use significant assumptions and estimates in our financial models to determine the fair value of certain assets, including mortgage servicing rights, origination commitments and loans held for sale. If our assumptions or estimates are incorrect, that may have a negative impact on the fair value of such assets and adversely affect our earnings.

We use internal and third-party financial models that utilize market data to value certain assets, including mortgage servicing rights when they are initially acquired and on a quarterly basis thereafter. The methodology used to estimate these values is complex and uses asset-specific collateral data and market inputs for interest and discount rates and liquidity dates. Valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of our valuation methodologies. If prepayment speeds increase more than estimated, or if delinquency or default levels are higher than anticipated, we may be required to write down the value of certain assets, which could adversely affect our earnings. Prepayment speeds are significantly impacted by fluctuations in interest rates and are therefore difficult to predict. During periods of declining interest rates, prepayment speeds increase resulting in a decrease in the fair value of the mortgage servicing rights. In addition, there can be no assurance that, even if our models are correct, these assets could be sold for our carrying value should we chose or be forced to sell them in the open market.

If we are required to repurchase mortgage loans that we have previously sold, it could negatively affect our earnings.

In connection with selling residential mortgage loans in the secondary market, our agreements with investors contain standard representations and warranties and early payment default clauses that could require us to repurchase mortgage loans sold to these investors or reimburse the investors for losses incurred on loans in the event of borrower default within a defined period after origination or, in the event of breaches of contractual representations or warranties made at the time of sale that are not remedied within a defined period after we receive notice of such breaches, or to refund the profit received from the sale of a loan to an investor if the borrower pays off the loan within a defined period after origination. If we are required to repurchase mortgage loans, to refund profits, or to provide indemnification or other recourse, this could significantly increase our costs and thereby affect our future earnings.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings and capital could decrease.

At December 31, 2019, our allowance for loan losses was $24.1 million, or 0.76% of total loans. At December 31, 2018, our allowance for loan losses was $20.7 million, or 0.69% of total loans, compared to $18.5 million, or 0.84% at December 31, 2017. The decrease in the allowance for loan losses as a percent of total loans outstanding in 2018 was due to the addition of Coastway loans, as loans acquired are recorded at fair value and have no corresponding allowance for loan losses. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for many of our loans. In determining the amount of the allowance for loan losses, we review our loans, loss and delinquency experience, and commercial and commercial real estate peer data and we evaluate other factors including, among other things, current economic conditions. If our assumptions are incorrect, or if delinquencies or non-performing loans increase, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to our allowance, which could materially decrease our net income.

In addition, our regulators, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to increase the allowance for loan losses by recognizing additional provisions for loan losses charged to income, or to charge-off loans, which, net of any recoveries, would decrease the allowance for loan losses. Any such additional provisions for loan losses or charge-offs could have a material adverse effect on our financial condition and results of operations.

Our portfolio of indirect auto lending and auto lease lending exposes us to increased credit risks.

Historically, we originated auto loans through a network of auto dealers in Massachusetts and Rhode Island, a practice that we discontinued in April 2018. We also originated auto lease loans through our relationship with Credit Union Leasing of America, or “CULA”, a practice that we discontinued in the fourth quarter of 2019. At December 31, 2019, our indirect auto loan portfolio was $39.4 million, or 1.2% of total loans, and our indirect auto lease loan portfolio was $372.4 million, or 11.8% of total loans. Auto loans and auto lease loans are inherently risky as they are often secured by assets that may be difficult to locate and can depreciate rapidly. In some cases, repossessed collateral for a defaulted auto loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency may not warrant further substantial collection efforts against the borrower. Auto loan collections depend on the borrower’s continuing financial stability, and therefore, are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy. Additional risk elements associated with indirect lending include the limited personal contact with the borrower as a result of indirect lending through non-bank channels, namely automobile dealers.

A portion of our loan portfolio consists of loan participations, which may have a higher risk of loss than loans we originate because we are not the lead lender and we have limited control over credit monitoring.

We occasionally purchase loan participations. Although we underwrite these loan participations consistent with our general underwriting criteria, loan participations may have a higher risk of loss than loans we originate because we rely on the lead lender to monitor the performance of the loan. Moreover, our decision regarding the classification of a loan participation and loan loss provisions associated with a loan participation is made in part based upon information provided by the lead lender. A lead lender also may not monitor a participation loan in the same manner as we would for loans that we originate. At December 31, 2019, we held loan participation interests in commercial real estate, commercial and commercial construction loans totaling $279.8 million.

Changes in interest rates may hurt our results of operations and financial condition.

Like other financial institutions, we are subject to interest rate risk. Our primary source of income is net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and borrowings. Changes in the general level of interest rates can affect our net interest income by affecting the difference between the weighted-average yield earned on our interest-earning assets and the weighted-average rate paid on our interest-bearing liabilities, or interest rate spread, and the average life of our interest-earning assets and interest-bearing liabilities. Interest rates are highly sensitive to many factors, including government monetary policies, domestic and international economic and political conditions and other factors beyond our control.

While we pursue an asset/liability strategy designed to mitigate our risk from changes in interest rates, changes in interest rates may still have a material adverse effect on our financial condition and results of operations. Changes in the level of interest rates also may negatively affect our ability to originate and sell loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings.

Hedging against interest rate exposure may adversely affect our earnings.

We employ techniques that limit, or “hedge,” the adverse effects of rising interest rates on our loans held for sale, originated interest rate locks and our mortgage servicing asset. Our hedging activity varies based on the level and volatility of interest rates and other changing market conditions. These techniques may include purchasing or selling futures contracts, purchasing put and call options on securities or securities underlying futures contracts, or entering into other mortgage-backed derivatives. There are, however, no perfect hedging strategies, and interest rate hedging may fail to protect us from loss. Moreover, hedging activities could result in losses if the event against which we hedge does not occur. Additionally, interest rate hedging could fail to protect us or adversely affect us because, among other things:

•	Available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;

•	The duration of the hedge may not match the duration of the related liability;

•	The party owing money in the hedging transaction may default on its obligation to pay;

•	The credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;

•	The value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value; and/or

•	Downward adjustments, or “mark-to-market losses,” would reduce our stockholders’ equity.

We may be unable to attract, hire and retain qualified key employees, which could adversely affect our business prospects, including our competitive position and results of operations.

Our success is dependent upon our ability to attract, hire and retain highly skilled individuals. There is significant competition for those individuals with the experience and skills required to conduct many of our business activities. We may not be able to hire or retain the key personnel that we depend upon for our success. The unexpected loss of services of one or more of these or other key personnel could have a material adverse impact or our business because of their skills, knowledge or the markets in which we operate, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

We may not be able to successfully implement our strategic plan.

Our growth is essential to improving our profitability, and we expect to continue to incur expenses related to the implementation of our strategic plan, including hiring initiatives and the opening of new branches. We may not be able to successfully implement our strategic plan, or do so in the timeframe that we expect, and therefore may not be able to increase profitability in the timeframe that we expect or at all, and could experience a decrease in profitability.

The successful implementation of our strategic plan will require, among other things that we attract new customers that currently bank at other financial institutions in our market area or adjacent markets. In addition, our ability to successfully grow will depend on several factors, including continued favorable market conditions, the competitive responses from other financial institutions in our market area, our ability to attract and retain experienced lenders, and our ability to maintain high asset quality as we increase our loan portfolio. While we believe we have the management resources and internal systems in place to successfully manage our future growth, growth opportunities may not be available and we may not be successful in implementing our business strategy. Further, it will take time to implement our business strategy, especially for our lenders to originate enough loans and for our branch network to attract enough favorably priced deposits to generate the revenue needed to offset the associated expenses. Our strategic plan, even if successfully implemented, may not ultimately produce positive results.

Impairment of goodwill and/or intangible assets could require a charge to earnings,  which could adversely affect us.

When the purchase price of an acquired business exceeds the fair value of its tangible assets, the excess is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price that is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. At December 31, 2019, we had goodwill and other intangible assets of $75.8 million, consisting of $10.8 million of goodwill primarily in connection with the acquisition of HarborOne Mortgage in 2015, and $59.0 million of goodwill and $6.0 million in core deposit intangibles in connection with the Coastway acquisition and $3.2 million from a previous acquisition. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we will be required to write down the value of these assets. We may be required to take impairment charges in the future, which would have a negative effect on our shareholders’  equity and financial results.

Our efficiency ratio is high, and we anticipate that it may remain high, as a result of the ongoing implementation of our business strategy.

For the year ended December 31, 2019, our noninterest expense totaled $142.6 million and our efficiency ratio was 82.49%. Our noninterest expense totaled $120.1 million and $109.4 million for the years ended December 31, 2018 and 2017, respectively. Although we continue to analyze our expenses and pursue efficiencies where available, our efficiency ratio remains high as a result of our implementation of our business strategy. Our efficiency ratio was 86.43% and 84.83% for the years ended December 31, 2018 and 2017, respectively. If we are unable to successfully implement our business strategy and increase our revenues, our profitability could be adversely affected.

An increase in FDIC, Co-operative Central Bank or Depositors Insurance Fund insurance assessments could significantly increase our expenses.

The Dodd-Frank Act eliminated the maximum Deposit Insurance Fund ratio of 1.5% of estimated deposits, and the FDIC has established a long-term ratio of 2.0%. The FDIC has the authority to increase assessments in order to maintain the Deposit Insurance Fund ratio at particular levels. In addition, if our regulators issue downgraded ratings of the Bank in connection with their examinations, the FDIC could impose significant additional fees and assessments on us. Increases in assessments by the FDIC could significantly increase our expenses.

All Massachusetts-chartered co-operative banks are required to be members of the Co-operative Central Bank, which maintains the Share Insurance Fund that insures co-operative bank deposits in excess of federal deposit insurance coverage. The Co-operative Central Bank is authorized to charge co-operative banks an annual assessment fee on deposit balances in excess of amounts insured by the FDIC.  On February 14, 2020, legislation was passed approving the merger of the Share Insurance Fund into the Depositors Insurance Fund, a private, industry-sponsored insurance fund that insures all deposits above FDIC limits for Massachusetts-chartered savings banks. Following the merger, which is expected to become effective in March 2020, it is anticipated that the Bank’s deposits in excess of the FDIC insurance limits will be insured by Depositors Insurance Fund. Increases in assessments by either the FDIC or the Depositors Insurance Fund could significantly increase our expenses.

The loss of deposits or a change in deposit mix could increase our cost of funding.

Our deposits are a low-cost and stable source of funding. We compete with banks and other financial institutions for deposits. Funding costs may increase if we lose deposits and are forced to replace them with more expensive sources of funding, if clients shift their deposits into higher cost products or if we need to raise interest rates to avoid losing deposits.

Our funding sources may prove insufficient to allow us to meet our obligations, replace depositor withdrawals or support future growth.

We must maintain sufficient funds to respond to the needs of depositors and borrowers. Liquidity is also required to fund various obligations, including credit commitments to borrowers, mortgage and other loan originations, withdrawals by depositors, repayment of borrowings, and operating expenses and capital improvements. To manage liquidity, we draw upon a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. These sources include FHLB advances and proceeds from the sale of investments and loans. Our ability to manage liquidity will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable costs. In addition, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In that case, our operating margins and profitability would be adversely affected.

Strong competition within our market area could hurt our profits and slow growth.

We face intense competition in making loans and attracting deposits. Price competition for loans and deposits sometimes results in us charging lower interest rates on our loans and paying higher interest rates on our deposits and may reduce our net interest income. Competition also makes it more difficult and costly to attract and retain qualified employees. Many of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. If we are not able to effectively compete in our market area, our profitability may be negatively affected. The greater resources and broader offering of deposit and loan products of some of our competitors may also limit our ability to increase our interest-earning assets or deposits.

Our business may be adversely affected if we fail to adapt our products and services to evolving industry standards and consumer preferences.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. The widespread adoption of new technologies, including internet services, cryptocurrencies and payment systems, could require substantial expenditures to modify or adapt our existing products and services as we grow and develop our internet banking and mobile banking channel strategies in addition to remote connectivity solutions. We might not be successful in developing or introducing new products and services, integrating new products or services into our existing offerings, responding or adapting to changes in consumer behavior, preferences, spending, investing and/or saving habits, achieving market acceptance of our products and services, reducing costs in response to pressures to deliver products and services at lower prices or sufficiently developing and maintaining loyal customers.

We are a community bank and our ability to maintain our reputation is critical to the success of our business and the failure to do so may materially adversely affect our performance.

We are a community bank and our reputation is one of the most valuable components of our business. A key component of our business strategy is to rely on our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our market area. As a community bank, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. If our reputation is negatively affected by the actions of our employees, by our inability to conduct our operations in a manner that is appealing to current or prospective customers, or by events beyond our control, our business and operating results may be adversely affected.

Our banking business is highly regulated, which could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business.

We are subject to regulation and supervision by the Federal Reserve, and the Bank is subject to regulation and supervision by the Massachusetts Commissioner of Banks and the FDIC. Federal and state laws and regulations govern numerous matters affecting us, including changes in the ownership or control of banks and bank holding companies, maintenance of adequate capital and the financial condition of a financial institution, permissible types, amounts and terms of extensions of credit and investments, permissible non-banking activities, the level of reserves against deposits and restrictions on stock repurchases and dividend payments. The FDIC and the Massachusetts Commissioner of Banks have the power to issue cease and desist orders to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the Federal Reserve possesses similar powers with respect to bank holding companies. These and other restrictions limit the manner in which we and HarborOne Bank may conduct business and obtain financing.

Because our business is highly regulated, the laws, rules, regulations, and supervisory guidance and policies applicable to us are subject to regular modification and change. Changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil money penalties, and/or reputation damage, which could have a material adverse effect on our business, financial condition, and results of operations. See “—Supervision and Regulation” for a discussion of the regulations to which we are subject.

We are subject to capital and liquidity standards that require banks and bank holding companies to maintain more and higher quality capital and greater liquidity than has historically been the case.

We are subject to capital requirements that force bank holding companies and their bank subsidiaries to maintain substantially higher levels of capital as a percentage of their assets, with a greater emphasis on common equity as opposed to other components of capital. The need to maintain more and higher quality capital, as well as greater liquidity, and generally increased regulatory scrutiny with respect to capital levels, may at some point limit our business activities, including lending, and our ability to expand. It could also result in our being required to take steps to increase our regulatory capital by issuing additional shares of common stock, which may dilute shareholder value or limit our ability to pay dividends or effect stock repurchases.

We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

The Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose community investment and nondiscriminatory lending requirements on financial institutions. The Consumer Financial Protection Bureau, the Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under the Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act or other fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions, restrictions on expansion and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition and results of operations.

Changes in the valuation of our securities could adversely affect us.

Most of the securities in our portfolio are classified as available-for-sale. Accordingly, a decline in the fair value of our securities could cause a material decline in our reported equity and/or net income. At least quarterly, and more frequently when warranted by economic or market conditions, management evaluates all securities classified as available-for-sale with a decline in fair value below the amortized cost of the investment to determine whether the impairment is deemed to be other-than-temporary, or “OTTI.” For impaired debt securities that are intended to be sold, or more likely than not will be required to be sold, the full amount of market decline is recognized as OTTI through earnings. Credit-related OTTI for all other impaired debt securities is recognized through earnings. Non-credit related OTTI for such debt securities is recognized in other comprehensive income, net of applicable taxes. A decline in the market value of our securities portfolio could adversely affect our earnings.

Uncertainty about the future of LIBOR may adversely affect our business.

The Company has certain loans, investment securities and debt obligations whose interest rate is indexed to the London InterBank Offered Rate (“LIBOR”). LIBOR is used extensively in the United States as a benchmark for various commercial and financial contracts, including funding sources, adjustable rate mortgages, corporate debt, interest rate swaps and other derivatives. LIBOR is set based on interest rate information reported by certain banks, which will stop reporting such information after 2021. It is uncertain at this time whether LIBOR will change or cease to exist or the extent to which those entering into financial contracts will transition to any other particular benchmark. Other benchmarks may perform differently than LIBOR or may have other consequences that cannot currently be anticipated. It is also uncertain what will happen with instruments that rely on LIBOR for future interest rate adjustments and which of those instruments may remain outstanding or be renegotiated if LIBOR ceases to exist. The uncertainty regarding the future of LIBOR as well as the transition from LIBOR to another benchmark rate or rates could have adverse impacts on our funding costs or net interest margins, as well as any floating-rate obligations, loans, deposits, derivatives, and other financial instruments that currently use LIBOR as a benchmark rate and, ultimately, adversely affect our financial condition and results of operations.

We may need to raise additional capital in the future, but that capital may not be available when it is needed or the cost of that capital may be very high.

We are required by our regulators to maintain adequate levels of capital to support our operations, which may result in our need to raise additional capital to support continued growth. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance. Accordingly, we may not be able to raise additional capital if needed on terms that are acceptable to us, or at all. If we cannot raise additional capital when needed, our operations could be materially impaired and our financial condition and liquidity could be materially and adversely affected. In addition, if we are unable to raise additional capital when required by the Massachusetts Commissioner of Banks or the Federal Reserve, we may be subject to adverse regulatory action.

If we raise capital through the issuance of additional of common stock or other securities, it would dilute the ownership interests of existing shareholder and may dilute the per share value of our common stock. New investors may also have rights, preferences and privileges senior to our current shareholders.

We face continuing and growing security risks to our information base, including the information we maintain relating to our customers.

We are subject to certain operational risks, including, but not limited to, data processing system failures and errors, inadequate or failed internal processes, customer or employee fraud and catastrophic failures resulting from terrorist acts or natural disasters. In the ordinary course of business, we rely on electronic communications and information systems to conduct our business and to store sensitive data, including financial information regarding customers. Our electronic communications and information systems infrastructure could be susceptible to cyberattacks, hacking, identity theft or terrorist activity. We have implemented and regularly review and update extensive systems of internal controls and procedures as well as corporate governance policies and procedures intended to protect our business operations, including the security and privacy of all confidential customer information. In addition, we rely on the services of a variety of vendors to meet our data processing and communication needs. No matter how well designed or implemented our controls are, we cannot provide an absolute guarantee to protect our business operations from every type of problem in every situation. A failure or circumvention of these controls could have a material adverse effect on our business operations and financial condition.

We regularly assess and test our security systems and disaster preparedness, including back-up systems, but the risks are substantially escalating. As a result, cybersecurity and the continued enhancement of our controls and processes to protect our systems, data and networks from attacks, unauthorized access or significant damage remain a priority. Accordingly, we may be required to expend additional resources to enhance our protective measures or to investigate and remediate any information security vulnerabilities or exposures. Any breach of our system security could result in disruption of our operations, unauthorized access to confidential customer information, significant regulatory costs, litigation exposure and other possible damages, loss or liability. Such costs or losses could exceed the amount of available insurance coverage, if any, and would adversely affect our earnings. Also, any failure to prevent a security breach or to quickly and effectively deal with such a breach could negatively impact customer confidence, damaging our reputation and undermining our ability to attract and keep customers.

We may not be able to successfully implement future information technology system enhancements, which could adversely affect our business operations and profitability.

We invest significant resources in information technology system enhancements in order to provide functionality and security at an appropriate level. We may not be able to successfully implement and integrate future system enhancements, which could adversely impact the ability to provide timely and accurate financial information in compliance with legal and regulatory requirements, which could result in sanctions from regulatory authorities. Such sanctions could include fines and suspension of trading in our stock, among others. In addition, future system enhancements could have higher than expected costs and/or result in operating inefficiencies, which could increase the costs associated with the implementation as well as ongoing operations.

Failure to properly utilize system enhancements that are implemented in the future could result in impairment charges that adversely impact our financial condition and results of operations and could result in significant costs to remediate or replace the defective components. In addition, we may incur significant training, licensing, maintenance, consulting and amortization expenses during and after systems implementations, and any such costs may continue for an extended period of time.

We rely on other companies to provide key components of our business infrastructure.

Third-party vendors provide key components of our business infrastructure such as internet connections, network access and core application processing. While we have selected these third-party vendors carefully, we do not control their actions. Any problems caused by these third parties, including as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect our ability to deliver products and services to our customers or otherwise conduct our business efficiently and effectively. Replacing these third-party vendors could also entail significant delay and expense.

If our risk management framework does not effectively identify or mitigate our risks, we could suffer losses.

Our risk management framework seeks to mitigate risk and appropriately balance risk and return. We have established processes and procedures intended to identify, measure, monitor and report the types of risk to which we are subject, including credit risk, operations risk, compliance risk, reputation risk, strategic risk, market risk and liquidity risk. We seek to monitor and control our risk exposure through a framework of policies, procedures and reporting requirements. Management of our risks in some cases depends upon the use of analytical and/or forecasting models. If the models used to mitigate these risks are inadequate, we may incur losses. In addition, there may be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated. If our risk management framework does not effectively identify or mitigate our risks, we could suffer unexpected losses and could be materially adversely affected.

Changes in accounting standards could affect reported earnings.

The bodies responsible for establishing accounting standards, including the Financial Accounting Standards Board, or “FASB,” the SEC and other regulatory bodies, periodically change the financial accounting and reporting guidance that governs the preparation of our financial statements. These changes can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply new or revised guidance retroactively.

Of the newly issued guidance, the most significant to us is the FASB Accounting Standards Update (ASU) 2016-13, Financial Instruments- Credit Losses (Topic 326), commonly referred to as “CECL,” which introduces new guidance for the accounting for credit losses on instruments within its scope. CECL requires loss estimates for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts. It also modifies the impairment model for debt securities available for sale and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The impact of this Update will be dependent on the portfolio composition, credit quality and economic conditions at the time of adoption.

Changes in tax laws and regulations and differences in interpretation of tax laws and regulations may adversely impact our financial statements.

From time to time, local, state or federal tax authorities change tax laws and regulations, which may result in a decrease or increase to our deferred tax asset. Local, state or federal tax authorities may interpret laws and regulations differently than we do and challenge tax positions that we have taken on tax returns. This may result in differences in the treatment of revenues, deductions, credits and/or differences in the timing of these items. The differences in treatment may result in payment of additional taxes, interest, penalties, or litigation costs that could have a material adverse effect on our results.

Holders of our subordinated notes have rights that are senior to those of our common shareholders. We have supported a portion of our growth through the issuance of subordinated notes.

At December 31, 2019, we had aggregate principal amount of $35.0 million in subordinated notes. Payments of the principal and interest on the subordinated notes are senior to our shares of common stock. As a result, we must make payments on our subordinated notes before any dividends can be paid to our common shareholders. In addition, in the event of our bankruptcy, dissolution or liquidation, the holders of the subordinated notes must be satisfied before any distributions can be made on our common stock.

Acquisitions may disrupt our business and dilute shareholder value.

We regularly evaluate merger and acquisition opportunities with other financial institutions and financial services companies. As a result, negotiations may take place and future mergers or acquisitions involving cash or equity securities may occur at any time. We would seek acquisition partners that offer us either significant market presence or the potential to expand our market footprint and improve profitability through economies of scale or expanded services.

Acquiring other banks, businesses, or branches may have an adverse effect on our financial results and may involve various other risks commonly associated with acquisitions, including, among other things:

•	difficulty in estimating the value of the target company;

•	payment of a premium over book and market values that may dilute our tangible book value and earnings per share in the short and long term;

•	potential exposure to unknown or contingent tax or other liabilities of the target company;

•	exposure to potential asset quality problems of the target company;

•	potential volatility in reported income associated with goodwill impairment losses;

•	difficulty and expense of integrating the operations and personnel of the target company;

•

the risk that acquired business will not perform in accordance with management’s expectations based on its inability to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits;

•	potential disruptions to our business;

•	potential diversion of our management’s time and attention; and

•	the possible loss of key employees and customers of the target company.

Natural disasters, acts of terrorism, pandemics and other external events could harm our business.

Natural disasters can disrupt our operations, result in damage to our properties, reduce or destroy the value of the collateral for our loans and negatively affect the economies in which we operate, which could have a material adverse effect on our results of operations and financial condition. A significant natural disaster, such as a tornado, hurricane, earthquake, fire or flood, could have a material adverse impact on our ability to conduct business, and our insurance coverage may be insufficient to compensate for losses that may occur. Public health crises, such as pandemics and epidemics, political crises, such as acts of terrorism, war, civil unrest, and political instability, or other events outside of our control including acts of violence or human error could cause disruptions to our business or the economy as a whole. While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations and financial condition.

Various factors may make takeover attempts more difficult to achieve.

Certain provisions of our articles of organization and state and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire control of us without our board of directors’ approval. Under regulations applicable to the conversion, for a period of three years following completion of the conversion, no person may acquire beneficial ownership of more than 10% of our common stock without prior approval of the Federal Reserve and the Massachusetts Commissioner of Banks. Under federal law, subject to certain exemptions, a person, entity or group must notify the Federal Reserve before acquiring control of a bank holding company. Acquisition of 10% or more of any class of voting stock of a bank holding company creates a rebuttable presumption that the acquirer “controls” the bank holding company. Also, a bank holding company must obtain the prior approval of the Federal Reserve before, among other things, acquiring direct or indirect ownership or control of more than 5% of any class of voting shares of any bank, including HarborOne Bank.

There also are provisions in our articles of organization that may be used to delay or block a takeover attempt, including a provision that prohibits any person from voting more than 10% of the shares of common stock outstanding. Furthermore, shares of restricted stock and stock options that we have granted or may grant to employees and directors, stock ownership by our management and directors, employment agreements that we have entered into with our executive officers and other factors may make it more difficult for companies or persons to acquire control of us without the consent of our board of directors. Taken as a whole, these statutory provisions and provisions in our articles of organization could result in our being less attractive to a potential acquirer and thus could adversely affect the market price of our common stock.

Securities issued by us, including our common stock, are not FDIC insured.

Securities issued by us, including our common stock, are not savings or deposit accounts or other obligations of any bank and are not insured by the FDIC, or any other governmental agency or instrumentality, or any private insurer, and are subject to investment risk, including the possible loss of principal.

We are an emerging growth company, and if we elect to comply only with the reduced reporting and disclosure requirements applicable to emerging growth companies, our common stock may be less attractive to investors.

We are an emerging growth company, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Investors may find our common stock less attractive if we choose to rely on these exemptions.

As an emerging growth company, we also will not be subject to Section 404(b) of the Sarbanes-Oxley Act of 2002, which would require that our independent auditors review and attest to the effectiveness of our internal control over financial reporting. We could be an emerging growth company for up to five years following the completion of the minority stock offering of HarborOne Bancorp, Inc. in 2016. We will cease to be an emerging growth company upon the earliest of: (1) the end of the fiscal year following the fifth anniversary of Old HarborOne’s initial public offering in 2016; (2) the first fiscal year after our annual gross revenues are $1.07 billion or more; (3) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (4) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million at the end of the second quarter of that fiscal year.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

At December 31, 2019, we conducted business throughout our Southeastern New England network of 25 full-service branches, one limited service branch,  and a commercial lending office in each of Boston, Massachusetts and Providence, Rhode Island. In addition, we have administrative offices in Brockton, Massachusetts, and Warwick, Rhode Island, and we own five ATM locations throughout Massachusetts. HarborOne Mortgage, LLC, a subsidiary of HarborOne Bank maintains 36 offices in Massachusetts, Rhode Island, New

Hampshire, Maine, New Jersey and Florida. We own 18 and lease 54 of the properties in which we operate. At December 31, 2019, the total net book value of our land, buildings, furniture, fixtures and equipment was $48.0 million.

ITEM 3.  LEGAL PROCEEDINGS

We are not involved in any material pending legal proceedings as a plaintiff or as a defendant other than routine legal proceedings occurring in the ordinary course of business. We are not involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)The Company’s shares of common stock are traded on the NASDAQ Global Select Market under the symbol “HONE.”  The approximate number of shareholders of record of the Company’s common stock as of March 3, 2020 was 3,320.  The number of record-holders may not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees.

Stock Performance Graph

The Company’s shares of common stock began trading on the NASDAQ Global Select Market on June 30, 2016. Accordingly, no comparative stock performance information is available for periods ending prior to this date. The performance graph below compares the Company’s cumulative shareholder return on its common stock since inception of trading on June 30, 2016 to the cumulative total return of the Russell 2000 index of small capitalization companies and the SNL U.S. Thrift Composite comprising thrifts with total assets of $1.0 billion to $5.0 billion. The initial offering price of the Company’s shares was $10.00 per share; however, the graph below depicts the cumulative return on the stock since inception of trading at $12.99 per share on June 30, 2016. Total shareholder return is measured by dividing total dividends (assuming dividend reinvestment) for the measurement period plus share price change for the period from the share price at the beginning of the measurement period. The return is based on the initial investment of $100.00. The information provided under Item 12 hereto is incorporated herein by reference.

The following information in this Item 5 of this Annual Report 10-K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to be liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates it by reference to such filing. The stock price performance shown on the stock performance graph and associated table below is not necessarily indicative of future price performance.  Information used in the graph and table was obtained from a third-party provider, a source believed to be reliable, but the Company is not responsible for any errors or omissions in such information.

The following chart depicts the total return performance of the Company:

Total Return Performance
200
150
100
50
Index Value
HarborOne Bank
Russell 2000 Index
SNL Thrift $1B-$5B Index
07/01/16
12/31/16
12/31/17
12/31/18
12/31/19

		Period Ending
Index	07/01/16	12/31/16	12/31/17	12/31/18	12/31/19
HarborOne Bancorp, Inc.	100.00	150.98	149.57	124.04	154.03
Russell 2000 Index	100.00	118.18	135.49	120.56	151.34
SNL Thrift $1B-$5B Index	100.00	136.19	137.94	95.98	116.46

Source : S&P Global Market Intelligence, a division of S&P Global Inc.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial and other data of the Company, as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017, set forth below are derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company and Notes thereto presented elsewhere herein.

	December 31,
	2019	2018 (1)	2017	2016	2015
	(in thousands)
Financial Condition Data:
Total assets	$4,058,921	$3,653,121	$2,684,920	$2,448,310	$2,163,142
Cash and cash equivalents	211,616	105,521	80,791	50,215	40,652
Securities available for sale, at fair value	239,473	209,293	170,853	136,469	128,541
Securities held to maturity, at cost	26,372	44,688	46,869	47,877	63,579
Asset held for sale	8,536	—	—	—	—
Loans held for sale, at fair value	110,552	42,107	59,460	86,443	63,797
Loans receivable, net	3,147,498	2,964,852	2,176,478	1,981,747	1,729,388
Deposits	2,942,873	2,685,061	2,013,738	1,804,753	1,691,212
Borrowings	388,039	553,735	290,365	275,119	249,598
Total equity	665,794	357,574	343,484	329,384	190,688

	Year Ended December 31,
	2019	2018 (1)	2017	2016	2015
	(in thousands)
Selected Operating Data:
Interest and dividend income	$154,784	$115,708	$90,284	$74,756	$66,800
Interest expense	45,722	26,778	15,936	13,761	14,575
Net interest income	109,062	88,930	74,348	60,995	52,225
Provision for loan losses	4,747	3,828	2,416	4,172	1,257
Net interest income, after provision for loan losses	104,315	85,102	71,932	56,823	50,968
Mortgage banking income(2)	37,652	30,609	37,195	50,999	20,230
Loss on asset held for sale	(482)	—	—	—	—
Gains on sale and calls of securities	1,344	5	—	283	295
Other noninterest income	22,458	18,584	17,339	15,821	14,848
Noninterest expense	142,611	120,093	109,414	114,698	78,014
Income before income taxes	22,676	14,207	17,052	9,228	8,327
Income tax expense (benefit)	4,408	2,813	6,673	3,297	2,559
Net income	$18,268	$11,394	$10,379	$5,931	$5,768

(1) Reflects the acquisition of Coastway on October 5, 2018.
(2) Reflects the acquisition of HarborOne Mortgage on July 1, 2015.

	At or For the Year Ended December 31,
	2019	2018	2017	2016	2015

Performance Ratios:
Return on average assets (ratio of net income to average total assets)	0.49%	0.39%	0.40%	0.26%	0.27%
Return on average equity (ratio of net income to average equity)	3.82	3.27	3.09	2.26	3.04
Interest rate spread(1)	2.81	2.99	2.88	2.71	2.50
Net interest margin(2)	3.14	3.22	3.04	2.85	2.61
Efficiency ratio(3)	82.49	86.43	84.83	89.47	88.85
Average interest-earning assets to average interest-bearing liabilities	125.39	124.05	124.78	121.83	115.38
Average equity to average total assets	12.78	11.91	13.00	11.50	8.93
Asset Quality Ratios:
Non-performing assets to total assets	0.76%	0.51%	0.69%	0.94%	1.47%
Non-performing loans to total loans	0.96	0.59	0.81	1.06	1.69
Allowance for loan losses to non-performing loans	79.35	116.62	103.55	80.11	46.56
Allowance for loan losses to total loans	0.76	0.69	0.84	0.85	0.79
Net loans charged off as a percent of average loans outstanding	0.04	0.07	0.04	0.05	0.09
Capital Ratios for Bancorp:
Common equity Tier 1 to risk weighted assets	18.7%	9.9%	15.1%	16.2%	10.8%
Tier 1 capital to risk weighted assets	18.7	9.9	15.1	16.2	10.8
Total capital to risk weighted assets	20.6	11.8	16.0	17.0	11.7
Tier 1 capital to average assets	15.0	8.2	12.5	13.2	8.3

(1) Represents the difference between the weighted average yield on average interest-earning assets on a fully tax equivalent basis and the weighted average cost of interest-bearing liabilities.
(2) Represents net interest income as a percent of average interest-earning assets on a fully tax equivalent basis.
(3) Represents noninterest expense less other intangible asset amortization expense, divided by the sum of net interest income and noninterest income.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All material intercompany balances and transactions have been eliminated in consolidation. When necessary, certain amounts in prior year financial statements have been reclassified to conform to the current year’s presentation. The following discussion and analysis is presented to assist the reader in understanding and evaluating of the Company’s financial condition and results of operations. It is intended to complement the Consolidated Financial Statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-K and should be read in conjunction therewith.

Overview

The Company’s principal subsidiary is the Bank. The Bank is a state-chartered co-operative bank whose primary subsidiary is a residential mortgage company, HarborOne Mortgage, acquired on July 1, 2015.

On August 14, 2019, the Company completed a second step conversion offering (the “Offering”). Prior to the completion of the Offering approximately 53% of the shares of common stock of the Company were owned by HarborOne Mutual Bancshares, a mutual holding company (the “MHC”). The Company raised gross proceeds of $310.4 million and incurred expenses of $6.3 million resulting in net cash proceeds of $304.1 million by selling 31,036,812 shares of common stock at $10.00 per share in the Offering. In addition, each share of the Company common stock owned by shareholders, other than the MHC, prior to the Offering was exchanged for 1.795431 shares of Company common stock, a total of 12,162,763 shares of Company common stock were issued in the exchange. The Company utilized $24.8 million to fund an additional ESOP loan, invested $151.3 million into the Bank’s operations, and retained the remaining amount for general corporate purposes.

As a result of the Offering, all shares and per share information has been revised to reflect the 1.795431 exchange ratio. Such revised financial information presented in this Form 10-K is derived from the Consolidated Financial Statements of the Company.

On October 5, 2018, the Company completed its acquisition of Coastway Bancorp, Inc., the parent of Coastway Community Bank (“Coastway”), adding nine full service branches in Rhode Island. The acquisition included $703.9 million in loans and $476.5 million in deposits, at fair value, and total cash consideration was $119.4 million. Coastway’s charitable foundation was also acquired and was renamed The HarborOne Foundation of Rhode Island.

As described in the Notes to Consolidated Financial Statements, we have two reportable segments: HarborOne Bank and HarborOne Mortgage. The Bank segment provides consumer and business banking products and services to individuals, businesses and municipalities. Consumer products include loan and deposit products, and business banking products include loans for working capital, inventory and general corporate use, commercial real estate construction loans, and deposit accounts. The HarborOne Mortgage segment consists of originating residential mortgage loans primarily for sale in the secondary market and the servicing of those loans.

The HarborOne Bank segment generates the significant majority of our consolidated net interest income and requires the provision for loan losses.  The HarborOne Mortgage segment generates the majority of our noninterest income. We have provided below a discussion of the material results of operations for each segment on a separate basis for the years ended December 31, 2019 and 2018, that focuses on noninterest income and noninterest expenses. We have also provided a discussion of the consolidated operations of the Company, which includes the operations of HarborOne Bank and HarborOne Mortgage, for the same periods.

For additional revenue, net income, assets, and other financial information for each of the Company’s reportable segments, see Part II, Item 8. “Financial Statements and Supplementary Data – Note 23: Segment Reporting.”

Critical Accounting Policies

Certain of our accounting policies, which are important to the portrayal of our financial condition, require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. Our significant accounting policies are discussed in detail in Note 1 of the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we have elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our Consolidated Financial Statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of December 31, 2019, there is no significant difference in the comparability of the financial statements as a result of the extended transition period.

Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. Management believes that the most critical accounting policies, which involve the most complex or subjective decisions or assessments, are as follows:

Allowance for Loan Losses.    The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. The allowance consists of general, allocated and unallocated components. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: the likelihood of default; the loss exposure at default; the amount and timing of future cash flows on impaired loans; the value of collateral; and the determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. In addition, the FDIC and the Massachusetts Commissioner of Banks, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings. See Note 6, “Loans” within Notes to Consolidated Financial Statements included in item 8 of this annual report.

Goodwill.     The assets (including identifiable intangible assets) and liabilities acquired in a business combination are recorded at fair value at the date of acquisition. Goodwill is recognized for the excess of the acquisition cost over the fair values of the net assets acquired and is not subsequently amortized. Identifiable intangible assets include core deposit premium and non-compete contracts and are being amortized on a straight-line basis over their estimated lives. Management assesses the recoverability of goodwill at least on an annual basis and all intangible assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The impairment test uses a combined qualitative and quantitative approach. The initial qualitative approach assesses whether the existence of events or circumstances led to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after this assessment, the Company determines that it is more likely than not that the fair value is less than the carrying value, a quantitative impairment test is performed. The quantitative impairment test compares book value to the fair value of the reporting unit. If the carrying amount exceeds fair value, an impairment charge is recorded through earnings.  Management has identified two reporting units for purposes of testing goodwill for impairment. The Company’s reporting units are the same as the segments used for segment reporting: the Bank, including the two security corporations and a Rhode Island passive investment corporation; and HarborOne Mortgage.

Deferred Tax Assets.    Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. Management reviews deferred tax assets on a quarterly basis to identify any uncertainties pertaining to realization of such assets. In determining whether a valuation allowance is required against deferred tax assets, management assesses historical and forecasted operating results, including a review of eligible carryforward periods, tax planning opportunities and other relevant considerations. We believe the accounting estimate related to the valuation allowance is a critical estimate because the underlying assumptions can change from period to period. For example, tax law changes or variances in future projected operating performance could result in a change in the valuation allowance. Should actual factors and conditions differ materially from those used by management, the actual realization of net deferred tax assets could differ materially from the amounts recorded in the financial statements. If we were not able to realize all or part of our deferred tax assets in the future, an adjustment to the related valuation allowance would be charged to income tax expense in the period such determination was made and could have a negative impact on earnings. In addition, if actual factors and conditions differ materially from those used by management, we could incur penalties and interest imposed by taxing authorities.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Derivatives.  Derivative instruments are used in relation to our mortgage banking activities and require significant judgment and estimates in determining their fair value. We hold derivative instruments, which consist of interest rate lock agreements related to expected funding of fixed-rate mortgage loans to customers and forward commitments to sell mortgage loans.  Our objective in obtaining the forward commitments is to mitigate the interest rate risk associated with the interest rate lock commitments and the mortgage loans that are held for sale. Derivatives related to these commitments are recorded as either a derivative asset or a derivative liability in the balance sheet and are measured at fair value, with adjustments recorded in “Mortgage banking income.”

Mortgage Servicing Rights. We recognize the rights to service mortgage loans for others as a separate asset referred to as “mortgage servicing rights” or “MSRs.” MSRs are generally recognized when loans are sold and the servicing is retained by us and are recorded at fair value. We base the fair value of our MSRs on a valuation performed by a third-party valuation specialist. This specialist determines fair value based on the present value of estimated future net servicing income cash flows, and incorporates assumptions that market participants would use to estimate fair value, including estimates of prepayment speeds, discount rates, default rates, servicing costs, contractual servicing fee income, and ancillary income. Changes in the fair value of MSRs occur primarily in connection with the collection/realization of expected cash flows, as well as changes in the valuation inputs and assumptions. Moreover, MSRs are significantly impacted by mortgage rates. Decreasing mortgage rates normally encourage increased mortgage refinancing activity, which reduces the life of the loans underlying the mortgage servicing right, therefore reducing the value of mortgage servicing rights. Changes in the fair value of residential MSRs are reported in “Mortgage banking income.”

Please see the Notes to the Consolidated Financial Statements for additional discussion of accounting policies.

Comparison of Financial Condition at December 31, 2019 and December 31, 2018

Total Assets.    Total assets increased $405.8 million, or 11.1%, to $4.06 billion at December 31, 2019 from $3.65 billion at December 31, 2018.

Cash and Cash Equivalents.  At December 31, 2019 cash and cash equivalents were $211.6 million, an increase of 100.5% from $105.5 million at December 31, 2018. The increase primarily reflects approximately $128.0 million of proceeds from the Offering that are included in short-term investments.

Loans Held for Sale.    Loans held for sale at December 31, 2019 were $110.6 million, an increase of $68.4 million from $42.1 million at December 31, 2018, primarily reflecting higher residential mortgage loan demand in 2019 as compared to 2018.

Loans, net.    At December 31, 2019, net loans were $3.15 billion, an increase of $182.6 million, or 6.2%, from $2.96 billion at December 31, 2018. Gross loans increased $185.5 million, reflecting an increase in commercial loans of $259.2 million, partially offset by a decrease in residential real estate loans of $15.0 million and a decrease in consumer loans of $58.7 million. The allowance for loan losses was $24.1 million at December 31, 2019 and $20.7 million December 31, 2018.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The following table provides the composition of our loan portfolio at the dates indicated:

	December 31,
	2019		2018		2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)

Residential real estate:
One- to four-family	$931,846	29.4%	$942,659	31.6%	$677,837	31.0%	$677,946	34.1%	$710,969	41.1%
Second mortgages and equity lines of credit	154,523	4.9	158,138	5.3	89,080	4.1	92,989	4.7	99,374	5.7
Residential construction	14,055	0.4	14,659	0.5	11,904	0.5	14,317	0.7	9,787	0.6
Total residential real estate:	1,100,424	34.7	1,115,456	37.4	778,821	35.6	785,252	39.5	820,130	47.4
Commercial:
Commercial real estate	1,172,351	37.0	934,420	31.4	655,419	30.0	495,801	24.9	265,482	15.3
Commercial construction	153,907	4.9	161,660	5.4	116,739	5.3	44,126	2.2	26,043	1.5
Commercial	306,282	9.7	277,271	9.3	109,523	5.0	100,501	5.1	70,472	4.1
Total commercial loans	1,632,540	51.6	1,373,351	46.1	881,681	40.3	640,428	32.2	361,997	20.9
Consumer:
Auto	49,163	1.5	94,635	3.2	168,793	7.7	251,867	12.7	334,703	19.3
Auto lease loans	372,350	11.8	384,228	12.9	344,935	15.8	295,533	14.9	197,368	11.4
Personal	11,256	0.4	12,582	0.4	14,092	0.6	15,704	0.7	16,873	1.0
Total consumer	432,769	13.7	491,445	16.5	527,820	24.1	563,104	28.3	548,944	31.7
Total loans	3,165,733	100.0%	2,980,252	100.0%	2,188,322	100.0%	1,988,784	100.0%	1,731,071	100.0%
Net deferred loan origination costs	5,825		5,255		6,645		9,931		12,017
Allowance for loan losses	(24,060)		(20,655)		(18,489)		(16,968)		(13,700)
Loans, net	$3,147,498		$2,964,852		$2,176,478		$1,981,747		$1,729,388

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The following table sets forth our loan originations, sales, purchases and principal repayment activities during the periods indicated:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)

Total loans and loans held for sale at beginning of year (excluding net deferred loan costs)	$3,022,359	$2,247,782	$2,075,227

Loan originations:
Residential real estate:
One- to four-family residential - Bank	—	69,349	137,192
One- to four-family residential - HarborOne Mortgage	1,334,458	866,945	1,024,895
Second mortgages and lines of credit	80,786	42,214	30,606
Residential construction	14,371	16,775	15,797
Commercial real estate	339,253	233,573	151,048
Commercial construction	63,433	27,234	139,866
Total mortgage loans on real estate	1,832,301	1,256,090	1,499,404
Commercial	70,507	72,047	37,432
Consumer	142,719	176,973	189,057
Total loans originations	2,045,527	1,505,110	1,725,893

Loan purchases: (1)
Acquired from Coastway:
One- to four-family residential	—	399,004	—
Home equity loans and lines of credit	—	67,622	—
Commercial real estate	—	114,350	—
Commercial	—	130,832	—
Consumer	—	1,176	—
Total acquired from Coastway	—	712,984	—
Commercial real estate	40,300	54,224	64,674
Commercial construction	55,400	34,262	6,138
Commercial	16,559	3,453	2,781
Total loan purchases	112,259	804,923	73,593

Loan sales: (2)
Residential real estate:
One- to four-family residential - Bank	—	(122,367)	(58,485)
One- to four-family residential - HarborOne Mortgage	(1,071,937)	(821,089)	(1,049,501)
Commercial	(49,844)	(26,712)	(16,600)
Commercial construction	(3,672)	(7,200)	(27,500)
Total mortgage loans on real estate	(1,125,453)	(977,368)	(1,152,086)
Consumer	—	—	(4,970)
Total loan sales	(1,125,453)	(977,368)	(1,157,056)

Other:
Principal repayments	(574,564)	(432,884)	(353,970)
Net charge-offs	(1,342)	(1,662)	(895)
Unadvanced funds on originations	(200,310)	(121,888)	(113,725)
Transfer to other real estate owned	(2,191)	(1,654)	(1,285)
Total other	(778,407)	(558,088)	(469,875)
Net loan activity	253,926	774,577	172,555
Total loans and loans held for sale at end of year (excluding net deferred loan costs)	$3,276,285	$3,022,359	$2,247,782

(1) Includes loan purchases and participations by the Bank in loans originated by other financial institutions.
(2) Includes loan sales and participations by other financial institutions in loans originated by the Bank.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The following table sets forth certain information at December 31, 2019 regarding scheduled contractual maturities during the period indicated. The table does not include any estimate of prepayments. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. The following table also sets forth the rate structure of loans scheduled to mature after one year. The amounts shown below exclude net deferred loan fees.

		Second
	One- to	Mortgage
	Four-Family	and Equity
	Residential	Lines of	Residential	Commercial	Commercial			Total
	Real Estate	Credit	Construction	Real Estate	Construction	Commercial	Consumer	Loans
	(in thousands)
Amounts due in:
One year or less	$—	$258	$—	$—	$2,613	$3,792	$1,730	$8,393
After one year through five years	11,280	23,078	—	388,936	62,471	123,778	425,439	1,034,982
Beyond five years	920,566	131,187	14,055	783,415	88,823	178,712	5,600	2,122,358
Total	$931,846	$154,523	$14,055	$1,172,351	$153,907	$306,282	$432,769	$3,165,733
Interest rate terms on amounts due after one year:
Fixed rate	$802,914	$17,296	$14,055	$436,882	$21,937	$89,220	$431,039	$1,813,343
Adjustable-rate	$128,932	$136,969	$—	$735,469	$129,357	$213,270	$—	$1,343,997

Generally, the actual maturity of loans is shorter than their contractual maturity due to prepayments. The average life of residential real estate loans are impacted by the current interest rate environment. The average life tends to increase when current mortgage loan rates are higher than the rates of the loans in the portfolio and decrease when current rates are lower than the rates of the loans in the portfolio. Also, commercial and commercial real estate loans may be renewed at or near maturity resulting in significant differences in principal payments actually received as compared to amounts contractually due in a period.

Securities.    Total investment securities at December 31, 2019 were $265.8 million, an increase of $11.9 million, or 4.7%, from December 31, 2018.  The purchase of $109.3 million of securities was partially offset by $75.2 million in prepayments, maturities, calls and amortization of securities. Securities in the amount of $27.1 million were sold with a gross realized gain of $1.3 million. The total security portfolio was 6.5% of total assets as of December 31, 2019, compared to 7.0% as of December 31, 2018. The following table provides the composition of our securities available for sale and our securities held to maturity at the dates indicated:

	December 31,
	2019		2018		2017
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(in thousands)

Securities available for sale:
Debt securities:
U.S. government and government-sponsored enterprise obligations	$14,994	$15,204	$27,997	$27,541	$17,985	$17,807
U.S. government agency and government-sponsored mortgage-backed and collateralized mortgage obligations	190,119	191,546	136,633	134,945	111,121	110,552
SBA asset-backed securities	32,461	32,723	47,686	46,807	42,558	42,494
Total securities available for sale	$237,574	$239,473	$212,316	$209,293	$171,664	$170,853

Securities held to maturity:
Debt securities:
U.S. government agency and government-sponsored mortgage-backed and collateralized mortgage obligations	$14,115	$14,264	$16,749	$16,360	$19,494	$19,431
SBA asset-backed securities	5,308	5,432	5,818	5,819	2,991	2,977
Other bonds and obligations:
State and political subdivisions	6,949	7,231	22,121	22,527	24,384	25,266
Total securities held to maturity	$26,372	$26,927	$44,688	$44,706	$46,869	$47,674

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2019:

			More than One Year		More than Five
	One Year or Less		to Five Years		Years to Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(dollars in thousands)

Securities available for sale:
Debt securities:
U.S. government and government-sponsored enterprise obligations	$—	—%	$5,000	3.30%	$9,994	3.24%	$—	—%	$14,994	3.26%
U.S. government agency and government-sponsored mortgage-backed and collateralized mortgage obligations	—	—	—	—	23,970	2.37	166,149	2.77	190,119	2.72
SBA asset-backed securities	—	—	2,698	1.96	2,788	2.30	26,975	2.68	32,461	2.59
Total debt securities	$—	—%	$7,698	2.83%	$36,752	2.60%	$193,124	2.76%	$237,574	2.74%

Securities held to maturity:
Debt securities:
U.S. government agency and government-sponsored mortgage-backed and collateralized mortgage obligations	$—	—%	$—	—%	$—	—%	$14,115	2.58%	$14,115	2.58%
SBA asset-backed securities	—	—	—	—	5,308	2.79	—	—	5,308	2.79
Other bonds and obligations:
State and political subdivisions	—	—	500	4.25	659	4.00	5,790	4.05	6,949	4.06
Total debt securities	$—	—%	$500	4.25%	$5,967	2.92%	$19,905	3.01%	$26,372	3.01%

Mortgage Servicing Rights.    MSRs are created as a result of our mortgage banking origination activities and accounted for at fair value. At December 31, 2019, we serviced mortgage loans for others with an aggregate outstanding principal balance of $1.83 billion. Total MSRs were $17.2 million at December 31, 2019, compared to $22.2 million at December 31, 2018. The $5.1 million decrease was primarily due to changes in market interest rates impacting the valuation and a decrease in additions.

The following table represents the activity for mortgage servicing rights and the related fair value changes during the periods noted:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)

Balance, beginning of year	$22,217	$21,092	$20,333
Additions	1,174	2,521	2,815
Changes in fair value due to:
Reductions from loans paid off during the year	(1,972)	(1,795)	(1,686)
Changes in valuation inputs or assumptions	(4,269)	399	(370)
Balance, end of year	$17,150	$22,217	$21,092

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The fair value of our mortgage servicing rights is determined by a third-party provider that determines the appropriate prepayment speed, discount and default rate assumptions based on our portfolio. Any measurement of fair value is limited by the conditions existing and assumptions made at a particular point in time. Those assumptions may not be appropriate if they are applied to a different point in time. The following table presents weighted average assumptions utilized in determining the fair value of mortgage servicing rights at December 31, 2019 and 2018:

	December 31,
	2019	2018
Prepayment speed	12.43%	9.45%
Discount rate	9.34	9.32
Default rate	2.61	2.06

Prepayment speeds are significantly impacted by mortgage rates. Decreasing mortgage rates normally encourage increased mortgage refinancing activity, which reduces the life of the loans underlying the mortgage servicing rights, thereby reducing the value of mortgage servicing rights.

Management has made the strategic decision not to hedge mortgage servicing assets at this point. Therefore, any future declines in interest rates would likely cause further decreases in the fair value of the mortgage servicing rights, and a corresponding detriment to earnings, whereas increases in interest rates would result in increases in fair value, and a corresponding benefit to earnings. Management may choose to hedge the mortgage servicing assets in the future or limit the balance of mortgage servicing rights by selling them or selling loans with the servicing released.

Deposits.    Deposits increased $257.8 million, or 9.6%, to $2.94 billion at December 31, 2019 from $2.69 billion at December 31, 2018. The following table sets forth information concerning the composition of deposits:

	December 31,		Increase (Decrease)
	2019	2018	Dollars	Percent
	(dollars in thousands)

Noninterest-bearing deposits	$406,403	$412,906	$(6,503)	(1.6)%
NOW accounts	165,790	143,522	22,268	15.5
Regular savings	620,705	482,085	138,620	28.8
Money market accounts	575,881	529,756	46,125	8.7
Term certificate accounts	785,005	756,045	28,960	3.8
Consumer and business deposits	2,553,784	2,324,314	229,470	9.9
Municipal deposits	286,932	255,120	31,812	12.5
Wholesale deposits	102,157	105,627	(3,470)	(3.3)
Total deposits	$2,942,873	$2,685,061	$257,812	9.6%

Reciprocal deposits	$277,874	$110,437	$167,437	151.6%

The deposit growth was driven by an increase of $229.5 million in retail deposits and  $31.8 million in municipal deposits, partially offset by a decrease of $3.5 million in wholesale deposits. The increase in retail deposits was due to the increase in regular savings of $138.6 million, an increase of $46.1 million in money market accounts, an increase of $29.0 million in term certificate deposits and an increase of $22.3 million in NOW accounts, partially offset by a decrease of $6.5 million in noninterest-bearing deposits. Deposit growth was enhanced by competitive promotional rates offered on savings, money market and certificate of deposit products during the year. Wholesale deposits includes brokered deposits of $81.1 million,  $15.0 million in certificates of deposits from institutional investors and $6.0 million in reciprocal deposits of HarborOne Bancorp at December 31, 2019. The Bank participates in a reciprocal deposit program that converts deposits at the Bank into multiple deposits at other financial institutions. The reciprocal deposit program provides access to FDIC-insured deposit products in aggregate amounts exceeding the current limits for depositors. Total deposits at December 31, 2019 included  $277.9 million in reciprocal deposits, including $143.4 million in municipal deposits. The wholesale deposits provide a channel for the Company to seek additional funding outside the Bank’s core market. During the year ended December 31, 2019, we continued to focus on enhancing our deposit mix in order to better manage our cost of funds and to expand our customer relationships.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The following table sets forth the average balances and weighted average rates of our deposit products at the dates indicated:

	Year Ended December 31,
	2019			2018			2017
			Weighted			Weighted			Weighted
	Average		Average	Average		Average	Average		Average
	Balance	Percent	Rate	Balance	Percent	Rate	Balance	Percent	Rate
	(dollars in thousands)

Deposit type:
Noninterest-bearing demand	$443,570	15.3%	—%	$308,441	13.8%	—%	$249,035	12.9%	—%
NOW accounts	139,851	4.8	0.07	130,143	5.8	0.07	126,093	6.5	0.06
Regular savings and club	548,746	19.0	0.55	375,436	16.8	0.20	357,777	18.5	0.18
Money market	853,743	29.5	1.48	704,876	31.6	0.96	662,482	34.2	0.58
Certificates of deposit	908,702	31.4	2.34	714,620	32.0	1.82	541,585	27.9	1.18
Total	$2,894,612	100.0%	1.28%	$2,233,516	100.0%	0.92%	$1,936,972	100.0%	0.57%

The following table sets forth our certificates of deposit classified by interest rate as of the dates indicated:

	December 31,
	2019	2018	2017
	(in thousands)

Less than 0.50%	$43,741	$32,762	$57,827
0.50% to 0.99%	8,913	26,007	86,847
1.00% to 1.49%	31,921	134,537	261,433
1.50% to 1.99%	195,841	217,563	125,270
2.00% to 2.99%	603,672	477,592	9,887
3.00% and greater	4,369	812	—
Total	$888,457	$889,273	$541,264
Less unaccreted acquisition discount	(1,379)	(1,750)
Total, net of discount	$887,078	$887,523

The following table sets forth the amount and maturities of our certificates of deposit by interest rate at December 31, 2019:

	Period to Maturity
		More than	More than	More than			% of Total
	Less than	One Year to	Two Years to	Three Years	More than		Certificate
	One Year	Two Years	Three Years	to Four Years	Four Years	Total	Accounts
	(dollars in thousands)

Less than 0.50%	$43,741	$—	$—	$—	$—	$43,741	4.92%
0.50% to 0.99%	6,548	1,944	421	—	—	8,913	1.00
1.00% to 1.49%	14,945	13,195	2,365	714	702	31,921	3.59
1.50% to 1.99%	156,384	35,986	3,252	94	125	195,841	22.04
2.00% to 2.99%	491,903	87,144	17,223	7,225	177	603,672	67.95
3.00% and greater	4,073	280	16	—	—	4,369	0.49
Total	$717,594	$138,549	$23,277	$8,033	$1,004	$888,457	100.00%
Less unaccreted acquisition discount						(1,379)
Total, net of discount						$887,078

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The following table sets forth the maturity of certificates of deposit, excluding brokered deposits, of $100,000 or more as of December 31, 2019:

Maturity Period	Amount
(in thousands)

Three months or less	$132,560
Over three through six months	106,358
Over six months through one year	113,176
Over one year	90,545
Total	$442,639

Borrowings. Total borrowings from the FHLB were $354.1 million at December 31, 2019, a decrease of $165.8 million from $519.9 million at December 31, 2018. We assumed $276.8 million in short-term FHLB borrowings in the Coastway acquisition in 2018.

In August 2018, the Company issued $35.0 million in fixed-to-floating rate subordinated notes. The notes bear interest at an annual fixed rate of 5.625% until September 1, 2023 at which time the interest resets quarterly to an interest rate per annum equal to the three month LIBOR plus 278 basis points. The notes are carried on the Consolidated Balance Sheets net of unamortized issuance costs of $1.1 million at December 31, 2019, which are being amortized over the period to maturity date.

The following table sets forth information concerning balances and interest rates on our borrowings at the dates and for the periods indicated:

	At or For the Year Ended
	December 31,
	2019	2018	2017
	(dollars in thousands)

FHLB Advances:
Balance outstanding at end of year	$354,132	$519,936	$290,365
Average amount outstanding during the year	$286,156	$291,782	$278,663
Maximum outstanding at any month end	$464,936	$519,936	$310,119
Weighted average interest rate during the year	2.30%	1.88%	1.78%
Weighted average interest rate at end of year	2.02%	2.39%	1.59%

Subordinated Debt:
Balance outstanding at end of year	$35,000	$35,000	$—
Average amount outstanding during the year	$35,000	$11,890	$—
Maximum outstanding at any month end	$35,000	$35,000	$—
Weighted average interest rate during the year, including issuance costs	6.14%	6.47%	—%
Weighted average interest rate at end of year	5.63%	5.63%	—%

Stockholders’ equity. Total stockholders’ equity was $665.8 million at December 31, 2019 compared to $357.6 million at December 31, 2018. The increases from the prior period reflect the Company’s $18.3 million in net income, $304.1 million from the Offering, net of $24.8 million for the additional ESOP funding, $4.8 million from stock-based compensation expense and $2.7 million from ESOP shares committed.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Comparison of Results of Operations for the Years Ended December 31, 2019 and 2018

HarborOne Bancorp, Inc. Consolidated

Overview.   Consolidated net income for the year ended December 31, 2019 was $18.3 million compared to net income of $11.4 million for the year ended December 31, 2018. The 2019 results include a full year of income and expense from the acquired Coastway branches. Additionally, the 2019 results include $1.3 million in gain on sale of securities and a $482,000 loss on disposal of asset held for sale. The 2018 results include merger expenses of $5.1 million and one quarter of normal operating income and expense from acquired Coastway operations, and a $746,000 life insurance death benefit.

Average Balances and Yields. The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated, on a consolidated basis. Interest income on tax-exempt securities has been adjusted to a fully taxable-equivalent, or FTE, basis using a federal tax rate of 21% for the years ended December 31, 2019 and 2018 and 35% for the year ended December 31, 2017. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

	Year Ended December 31,
	2019			2018			2017
	Average			Average			Average
	Outstanding		Yield/	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
	(dollars in thousands)

Interest-earning assets:
Loans (1)	$3,126,816	$144,995	4.64%	$2,474,644	$107,637	4.35%	$2,165,806	$83,853	3.87%
Investment securities (2)	245,021	6,923	2.83	238,580	6,660	2.79	207,071	5,574	2.69
Other interest-earning assets	102,810	2,970	2.89	50,912	1,591	3.12	81,082	1,160	1.43
Total interest-earning assets	3,474,647	154,888	4.46	2,764,136	115,888	4.19	2,453,959	90,587	3.69
Noninterest-earning assets	270,441			160,762			127,548
Total assets	$3,745,088			$2,924,898			$2,581,507
Interest-bearing liabilities:
Savings accounts	$548,746	3,032	0.55	$375,436	755	0.20	$357,777	644	0.18
NOW accounts	139,851	104	0.07	130,143	86	0.07	126,093	79	0.06
Money market accounts	853,743	12,670	1.48	704,876	6,762	0.96	662,482	3,843	0.58
Certificates of deposit	811,089	18,880	2.33	645,901	11,800	1.83	466,535	5,545	1.19
Brokered deposits	97,613	2,371	2.43	68,719	1,160	1.69	75,050	851	1.13
Total interest-bearing deposits	2,451,042	37,057	1.51	1,925,075	20,563	1.07	1,687,937	10,962	0.65
FHLB advances	286,156	6,588	2.30	291,782	5,474	1.88	278,663	4,974	1.78
Subordinated debentures	33,848	2,077	6.14	11,457	741	6.47	—	—	—
Total borrowings	320,004	8,665	2.71	303,239	6,215	2.05	278,663	4,974	1.78
Total interest-bearing liabilities	2,771,046	45,722	1.65	2,228,314	26,778	1.20	1,966,600	15,936	0.81
Noninterest-bearing liabilities:
Noninterest-bearing deposits	443,570			308,441			249,035
Other noninterest-bearing liabilities	51,946			39,802			30,179
Total liabilities	3,266,562			2,576,557			2,245,814
Total equity	478,526			348,341			335,693
Total liabilities and equity	$3,745,088			$2,924,898			$2,581,507
Tax equivalent net interest income		109,166			89,110			74,651
Tax equivalent interest rate spread (3)			2.81%			2.99%			2.88%
Less: tax equivalent adjustment		104			180			303
Net interest income as reported		$109,062			$88,930			$74,348
Net interest-earning assets (4)	$703,601			$535,822			$487,359
Net interest margin (5)			3.14%			3.22%			3.03%
Tax equivalent effect			—			—			0.01
Net interest margin on a fully tax equivalent basis			3.14%			3.22%			3.04%
Ratio of interest-earning assets to interest-bearing liabilities	125.39%			124.05%			124.78%

Supplemental information:
Total deposits, including demand deposits	$2,894,612	$37,057		$2,233,516	$20,563		$1,936,972	$10,962
Cost of total deposits			1.28%			0.92%			0.57%
Total funding liabilities, including demand deposits	$3,214,616	$45,722		$2,536,755	$26,778		$2,215,635	$15,936
Cost of total funding liabilities			1.42%			1.06%			0.72%

(1) Includes loans held for sale, nonaccruing loan balances and interest received on such loans.

(2) Includes securities available for sale and securities held to maturity.  Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for December 31, 2019 and December 31, 2018 and 35% for December 31, 2017.  The yield on investments before tax equivalent adjustments was 2.78%, 2.72% and 2.55% for the years ended December 31, 2019, 2018 and 2017, respectively.

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

	Year Ended December 31,			Year Ended December 31,
	2019 v. 2018			2018 v. 2017
	Increase (Decrease) Due to Changes in		Total	Increase (Decrease) Due to Changes in		Total
	Volume	Rate	Increase (Decrease)	Volume	Rate	Increase (Decrease)
	(in thousands)

Interest-earning assets:
Loans	$30,612	$6,746	$37,358	$11,166	$12,618	$23,784
Investment securities	178	85	263	822	264	1,086
Other interest-earning assets	1,507	(128)	1,379	(311)	742	431
Total interest-earning assets	32,297	6,703	39,000	11,677	13,624	25,301
Interest-bearing liabilities:
Savings accounts	117	2,160	2,277	31	80	111
NOW accounts	18	—	18	3	4	7
Money market accounts	1,707	4,201	5,908	232	2,687	2,919
Certificates of deposit	2,548	4,532	7,080	1,654	4,601	6,255
Brokered deposit	383	828	1,211	(67)	376	309
Total interest-bearing deposits	4,773	11,721	16,494	1,853	7,748	9,601
FHLB advances	(104)	1,218	1,114	228	272	500
Subordinated debentures	1,376	(40)	1,336	741	—	741
Total borrowings	1,272	1,178	2,450	969	272	1,241
Total interest-bearing liabilities	6,045	12,899	18,944	2,822	8,020	10,842
Change in net interest income	$26,252	$(6,196)	$20,056	$8,855	$5,604	$14,459

Interest and Dividend Income.    Interest and dividend income increased $39.1 million, or 33.7% in 2019, compared to 2018, primarily reflecting the repositioning of the balance sheet to higher yielding commercial loans and higher interest rates. Loan interest income increased $37.4 million to $145.0 million, average loans increased $652.2 million and the yield increased 29 basis points from a year ago. Loan interest income includes $3.6 million, as compared to $840,000 in 2018, in accretion income from the fair value discount on loans acquired from Coastway. Interest income on other interest-earning assets increased $1.4 million primarily due to proceeds from the Offering that were invested in liquid assets.

Interest Expense.    Compared to 2018, interest expense for the year ended December 31, 2019 increased $18.9 million, or 70.7% to $45.7 million from $26.8 million. The increase primarily reflects an increase in average interest-bearing deposits of $526.0 million, or 27.3%, combined with a 44 basis point increase in the cost of interest-bearing deposits, resulting in a $16.5 million increase in interest expense on deposits. The cost of deposit funds was significantly impacted by rising rates in a competitive deposit market and the growth in average interest-bearing deposits. Money market accounts and certificates of deposits were the primary drivers of the average balance and rate increases. The cost of FHLB borrowings increased 42 basis points partially offset by a decrease in the average balance resulting in a $1.1 million increase in interest expense on FHLB borrowings. There was also a full year of interest expense on subordinated debentures in 2019. The Company issued $35.0 million in subordinated debentures in the third quarter of 2018 at annual fixed rate of 5.625%. The rate adjusts quarterly after September 30, 2023. The notes are carried on the balance sheet net of issuance costs of $1.1 million, which are being amortized over the period to maturity as an adjustment to the yield.

Net Interest and Dividend Income.   Compared to 2018, net interest and dividend income for the year ended December 31, 2019 increased $20.1 million, or 22.6%, to $109.1 million from $88.9 million. The tax equivalent net interest spread decreased 18 basis points to 2.81% for the year ended December 31, 2019 from 2.99% for the year ended December 31, 2018, and net interest margin on a tax equivalent basis decreased 8 basis points to 3.14% for the year ended December 31, 2019 from 3.22% for the year ended December 31, 2018. The decrease in margin and spread was offset by the increase in interest-earning assets.

Income Tax Provision. The provision for income taxes and effective tax rate for the year ended December 31, 2019 was $4.4 million and 19.4%, respectively, compared to $2.8 million and 19.8%, respectively, for the year ended December 31, 2018.  During 2019, federal and state tax refunds of $2.5 million were recognized.  The 2018 income tax provision was impacted by an $826,000 tax refund and the impact of nondeductible merger expenses.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Segments.  The Company has two reportable segments: HarborOne Bank and HarborOne Mortgage. Revenue from HarborOne Bank consists primarily of interest earned on loans and investment securities and service charges on deposit accounts. Revenue from HarborOne Mortgage is comprised of interest earned on loans and fees received as a result of the residential mortgage origination, sale and servicing process. The table below shows the results of operations for the Company’s segments, HarborOne Bank and HarborOne Mortgage, for the years ended December 31, 2019 and 2018, and the increase or decrease in those results.

	HarborOne Bank				HarborOne Mortgage
	Year Ended				Year Ended
	December 31,		Increase (Decrease)		December 31,		Increase (Decrease)
	2019	2018	Dollars	Percent	2019	2018	Dollars	Percent
	(dollars in thousands)

Net interest and dividend income	$109,106	$88,478	$20,628	23.3%	$1,064	$1,018	$46	4.5%
Provision for loan losses	4,747	3,828	919	24.0	—	—	—	—
Net interest and dividend income, after provision for loan losses	104,359	84,650	19,709	23.3	1,064	1,018	46	4.5
Mortgage banking income:
Changes in mortgage servicing rights fair value	(1,431)	(375)	(1,056)	(281.6)	(4,810)	(1,021)	(3,789)	(371.1)
Other	312	2,024	(1,712)	(84.6)	43,581	29,981	13,600	45.4
Total mortgage banking income (loss)	(1,119)	1,649	(2,768)	(167.9)	38,771	28,960	9,811	33.9
Other noninterest income (loss)	23,365	18,587	4,778	25.7	(45)	2	(47)	NM
Total noninterest income	22,246	20,236	2,010	9.9	38,726	28,962	9,764	33.7
Noninterest expense	100,688	86,586	14,102	16.3	39,753	31,639	8,114	25.6
Income (loss) before income taxes	25,917	18,300	7,617	41.6	37	(1,659)	1,696	102.2
Provision (benefit) for income taxes	5,019	3,463	1,556	44.9	(77)	(262)	185	70.6
Net income (loss)	$20,898	$14,837	$6,061	40.9%	$114	$(1,397)	$1,511	108.2%

HarborOne Bank Segment

Results of Operations for the Years Ended December 31, 2019 and 2018

Net Income.     Bank net income for the year ended December 31, 2019 increased $6.1 million to $20.9 million from $14.8 million for the year ended December 31, 2018. The increase in net income reflects an increase of $20.6 million in net interest income and an increase of $2.0 million in noninterest income, partially offset by a $919,000 increase in provision for loan losses, an increase in noninterest expense of $14.1 million and an increase in provision for income taxes of $1.6 million.

Provision for Loan Losses.    We recorded a provision for loan losses of $4.7 million for the year ended December 31, 2019 compared to $3.8 million for the year ended December 31, 2018. The provision reflects the continued growth in commercial loans shifting the composition of the loan portfolio to a higher percentage of commercial lending, which requires a higher level of loan loss reserves than loans secured by automobiles and residential property. For the year ended December 31, 2019, the Bank recorded net charge-offs of $1.3 million compared to $1.7 million for the year ended December 31, 2018. Nonaccrual loans increased to $30.3 million at December 31, 2019 from $17.7 million at December 31, 2018. The increase in nonaccrual loans is primarily due to two commercial relationships totaling $13.3 million that were provided forbearance agreements, but require no specific reserves at this time.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Noninterest Income.  Compared to the year ended December 31, 2018, total noninterest income for the year ended December 31, 2019 increased $2.0 million, or 9.9%, to $22.2 million from $20.2 million. The following table sets forth the components on non-interest income:

	Year Ended December 31,		Increase (Decrease)
	2019	2018	Dollars	Percent
	(dollars in thousands)

Gain on sale of mortgage loans	$—	$784	$(784)	(100.0)%
Intersegment loss	(1,183)	(206)	(977)	(474.3)
Processing, underwriting and closing fees	—	43	(43)	(100.0)
Secondary market loan servicing fees, net of guarantee fees	1,495	1,403	92	6.6
Changes in mortgage servicing rights fair value	(1,431)	(375)	(1,056)	(281.6)
Total mortgage banking income	(1,119)	1,649	(2,768)	(167.9)%
Interchange fees	8,296	6,612	1,684	25.5
Other deposit account fees	7,998	6,888	1,110	16.1
Income on retirement plan annuities	402	433	(31)	(7.2)
Loss on asset held for sale	(482)	—	(482)	(100.0)
Gain on sale and call of securities	1,344	5	1,339	NM
Bank-owned life insurance income	1,105	1,728	(623)	(36.1)
Swap fee income	2,798	1,287	1,511	117.4
Other	1,904	1,634	270	16.5
Total noninterest income	$22,246	$20,236	$2,010	9.9%

Originated mortgage servicing rights included in gain on sale of mortgage loans	$—	$1,160	$(1,160)	(100.0)%

The primary reasons for the changes within the noninterest income categories shown in the preceding tables are noted below:

•

Mortgage banking income reflects the consolidation of the Bank’s residential lending division into HarborOne Mortgage in April 2018. The Bank records an intersegment loss on loans purchased from HarborOne Mortgage that is offset in consolidation.

•	The increase in interchange fees and other deposit fees reflects increased debit card interchange income due to a higher deposit base.

•

The loss on asset held for sale is due to the write down to fair value on the transfer of the former Coastway corporate office in Warwick, RI to assets held for sale, in anticipation of closing on the sale in the first half of 2020.

•	The gain on sale and call of securities primarily reflects gain recognized on the sale of $27.1 million of securities.

•	The decrease in bank-owned life insurance reflects the receipt of a death benefit in the amount of $746,000 in 2018.

•	The increase in swap fee income reflects an increase in interest rate swap agreements with commercial borrowers.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Noninterest Expense.  Noninterest expense for the year ended December 31, 2019 increased $14.1 million, or 16.3% to $100.7 million from $86.6 million for the year ended December 31, 2018. The following table sets forth the components on noninterest expense:

	Year Ended December 31,		Increase (Decrease)
	2019	2018	Dollars	Percent
	(dollars in thousands)

Compensation and benefits	$57,566	$47,312	$10,254	21.7%
Occupancy and equipment	14,416	10,630	3,786	35.6
Data processing expenses	8,392	6,696	1,696	25.3
Loan expenses	1,851	1,569	282	18.0
Marketing	3,366	3,111	255	8.2
Deposit expenses	1,583	1,321	262	19.8
Postage and printing	1,735	1,310	425	32.4
Professional fees	3,724	2,804	920	32.8
Foreclosed and repossessed assets	13	94	(81)	(86.2)
Deposit insurance	1,035	2,097	(1,062)	(50.6)
Merger expenses	—	5,092	(5,092)	(100.0)
Other expenses	7,007	4,550	2,457	54.0
Total noninterest expense	$100,688	$86,586	$14,102	16.3%

The primary reasons for the significant changes within the noninterest expense categories shown in the preceding table are noted below:

•

The compensation and benefits increase reflects an increase of $8.0 million in salary expense, employer payroll taxes and wellness benefits primarily as a result of a full year of expense for the Coastway employees. Additionally, ESOP expense increased $1.6 million due to the ESOP funding as part the Offering.

•

The increase in occupancy and equipment expense primarily reflects increased software licensing costs and other technology and equipment costs as we invested in technologies to support the Bank’s growth and the additional expenses for the properties acquired from Coastway.

•	The increase in data processing expense primarily reflects increased debit card processing fees due to an increase in accounts with debit cards.

•	The increases in loan expenses, deposit expenses and postage and printing primarily reflect increased costs due to an increase in customer accounts.

•	The decrease in deposit insurance reflects the Bank’s FDIC assessment credit awards and a reduction in the assessment rate due to improved capital ratios as a result of the second step conversion.

•	Fluctuations in marketing and professional expenses are generally due to timing and can fluctuate due to strategic efforts.

•	The 2018 merger expenses were recorded as result of the acquisition of Coastway.

•

The increase in other expenses is due an increase of $1.7 million in amortization in core deposit intangible expense and an increase in telephone data expense of $354,000 primarily due to the addition of the Coastway locations.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

HarborOne Mortgage Segment

Results of Operations for the Year Ended December 31, 2019 and 2018.

Net Income.   HarborOne Mortgage recorded a net income of $114,000 for the year ended December 31, 2019 as compared to and a net loss of $1.4 million for the year ended December 31, 2018. The HarborOne Mortgage segment’s results are heavily impacted by prevailing rates, refinancing activity and home sales.

Noninterest Income. For the years ended December 31, 2019 and 2018, noninterest income totaled $38.8 million and $29.0 million, respectively. Noninterest income is primarily from mortgage banking income for which the following table provides further detail:

	Year Ended December 31,		Increase (Decrease)
	2019	2018	Dollars	Percent
	(dollars in thousands)

Gain on sale of mortgage loans	$33,235	$22,368	$10,867	48.6%
Intersegment gain	1,183	206	977	474.3
Processing, underwriting and closing fees	5,426	3,561	1,865	52.4
Secondary market loan servicing fees net of guarantee fees	3,737	3,846	(109)	(2.8)
Changes in mortgage servicing rights fair value	(4,810)	(1,021)	(3,789)	(371.1)
Total mortgage banking income	$38,771	$28,960	$9,811	33.9%

Originated mortgage servicing rights included in gain on sale of mortgage loans	$1,173	$1,361	$(188)	(13.8)%
Change in 10-year Treasury Constant Maturity rate in basis points	(77)	29

For the years ended December 31, 2019 and 2018, HarborOne Mortgage originated $1.33 billion and $866.9 million, respectively, of residential mortgage loans. The following tables provide additional loan production detail:

	Year Ended December 31,
	2019		2018
	Loan		Loan
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)

Source
Retail Offices	$1,334,459	100.0%	$805,963	93.0%
Third Party	—	—	60,982	7.0
Total	$1,334,459	100.0%	$866,945	100.0%

Product Type
Conventional	$912,246	68.4%	$524,526	60.5%
Government	202,025	15.1	191,627	22.1
State Housing Agency	58,454	4.4	61,767	7.1
Jumbo	161,238	12.1	88,969	10.3
Seconds	496	—	56	—
Total	$1,334,459	100.0%	$866,945	100.0%

Purpose
Purchase	$791,480	59.3%	$698,893	80.6%
Refinance	525,446	39.4	151,443	17.5
Construction	17,533	1.3	16,609	1.9
Total	$1,334,459	100.0%	$866,945	100.0%

HarborOne Mortgage acquired its primary third-party originator, Cumberland Mortgage, in January of 2018 and subsequently discontinued the third-party program due to compressing spreads on third-party originations. The primary reasons for the significant changes in the total mortgage banking income category shown in the preceding tables are noted below:

Overall, gain on sale of mortgage loans increased $10.9 million, or 48.6%, due to increased residential mortgage demand as a result of increased refinance and purchase activity in 2019 due to lower mortgage interest rates. Included in the gain on mortgage sales

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

was $1.2 million of originated mortgage servicing rights for the year ended December 31, 2019 as compared to $1.4 million for the year ended December 31, 2018.

Processing, underwriting and closing fees increased, due to volume increases.

Secondary market loan servicing fees, net of guarantee fees decreased consistent with a decrease in the average balance of the serviced portfolio. The unpaid balance of the servicing portfolio totaled $1.28 billion and $1.39 billion at December 31, 2019 and 2018, respectively.

During the year ended December 31, 2019, the fair value of mortgage servicing rights  decreased $4.8 million as compared to a decrease of $1.0 million in 2018. The 10 year Treasury Constant Maturity rate (“10 year CMT”) decreased 77 basis points for the year ended December 31, 2019 as compared to an increase of 29 basis points for the year ended December 31, 2018. Decreasing interest rates generally result in a decrease in mortgage servicing rights fair value as the assumed prepayment speeds of the underlying mortgage loans tend to increase. Conversely, as interest rates rise and prepayment speeds slow, mortgage servicing rights fair value tends to increase. The negative change for the year ended December 31, 2018 despite the higher interest rates reflects reductions from loans paid off being greater than the positive fair value adjustment for the period. At December 31, 2019 and 2018, mortgage servicing rights were $12.4 million and $16.3 million, respectively.

Noninterest Expense. Noninterest expense increased $8.1 million or 25.6%, to $39.8 million for the year ended December 31, 2019 from $31.6 million. The following table sets forth the components on noninterest expense:

	Year Ended December 31,		Increase (Decrease)
	2019	2018	Dollars	Percent
	(dollars in thousands)

Compensation and benefits	$29,566	$23,513	$6,053	25.7%
Occupancy and equipment	2,909	2,558	351	13.7
Data processing expenses	300	93	207	222.6
Loan expenses	4,351	3,812	539	14.1
Marketing	339	222	117	52.7
Postage and printing	150	147	3	2.0
Professional fees	1,556	701	855	122.0
Other expenses	582	593	(11)	(1.9)
Total noninterest expense	$39,753	$31,639	$8,114	25.6%

The primary reason for the changes within the noninterest expense categories shown in the preceding tables are noted below:

•	The increase in compensation and benefits and loan expenses reflects increases consistent with the increase in loan origination volume.
•	Occupancy and equipment expense increased due to an increase in rent on leased premises.
•	The increase in professional fees reflects consulting expenses to review the filings effected by the Home Mortgage Disclosure Act.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Comparison of Results of Operations for the Years Ended December 31, 2018 and 2017

Results of Operations for the Years Ended December 31, 2018 and 2017 are included in the December 31, 2018 Annual Report on Form 10-K filed by HarborOne Bancorp’s predecessor company, also named HarborOne Bancorp, Inc., with the Securities and Exchange Commission on March 3, 2019.

Asset Quality

The following table provides information with respect to our nonperforming assets and troubled debt restructurings at the dates indicated. We did not have any accruing loans past due 90 days or more at the dates presented.

	December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands)

Nonaccrual loans:
Residential real estate:
One- to four-family	$10,610	$12,120	$13,308	$16,456	$25,841
Second mortgages and equity lines of credit	1,561	1,649	876	1,686	2,386
Commercial real estate	530	298	312	—	173
Commercial construction	11,244	—	130	134	136
Commercial	5,831	3,087	3,038	2,674	558
Consumer	545	557	191	230	333
Total nonaccrual loans (1)	30,321	17,711	17,855	21,180	29,427
Other real estate owned and repossessed assets:
One- to four-family residential real estate owned	298	556	665	1,767	2,286
Other repossessed assets	421	193	97	—	61
Total nonperforming assets	31,040	18,460	18,617	22,947	31,774
Performing troubled debt restructurings	15,104	17,899	20,377	25,134	24,963
Total nonperforming assets and performing troubled debt restructurings	$46,144	$36,359	$38,994	$48,081	$56,737

Total nonperforming loans to total loans (2)	0.96%	0.59%	0.81%	1.06%	1.69
Total nonperforming assets and performing troubled debt restructurings to total assets	1.14%	1.00%	1.45%	1.96%	2.62
Total nonperforming assets to total assets	0.76%	0.51%	0.69%	0.94%	1.47

(1) $5.0 million and $4.8 million of troubled debt restructurings are included in total nonaccrual loans at December 31, 2019 and 2018, respectively.
(2) Total loans are presented before allowance for loan losses, but included net deferred loan origination costs.

Income related to impaired loans included in interest income for the years ended December 31, 2019, 2018 and 2017 amounted to $2.0 million, $1.8 million and $2.3 million, respectively. If nonperforming and restructured loans had been performing in accordance with their original terms, we estimate the income earned on those loans to be $2.5 million, $2.1 million and $2.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Classified Assets. Federal regulations require us to review and classify assets on a regular basis. In addition, the FDIC and the Massachusetts Commissioner of Banks have the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. When management classifies a loan as substandard or doubtful, a specific allowance for loan losses may be established. If management classifies a loan as loss, an amount equal to 100.0% of the portion of the loan classified loss is charged to the allowance for loan losses. The regulations also provide for a “special mention” category, described as loans that do not currently expose us to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving our close attention. We utilize a ten-grade internal loan rating system for commercial real estate, commercial construction and commercial loans.  Loans not rated consist primarily of residential construction loans and certain smaller balance commercial real estate and commercial loans that are managed by exception.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The following table presents our risk rated loans considered classified or special mention in accordance with our internal risk rating system:

	December 31,
	2019	2018	2017
	(in thousands)

Classified loans:
Substandard	$14,997	$4,398	$1,990
Doubtful	2,435	1,930	827
Loss	—	—	—
Total classified loans	17,432	6,328	2,817
Special mention	25,357	30,296	818
Total criticized loans	$42,789	$36,624	$3,635

None of the special mention assets at December 31, 2019, 2018 or 2017 were on nonaccrual.  The increase in substandard loans at December 31, 2019 was primarily caused by one commercial construction relationship of $11.2 million.  The majority of the increase in special mention loans at December 31, 2018 was caused by a $14.5 million commercial construction loan, a $6.2 million commercial real estate loan and a $4.4 million commercial real estate loan acquired from Coastway, which was downgraded after the acquisition.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

At December 31, 2019, our allowance for loan losses was $24.1 million, or 0.76% of total loans and 79.35% of nonperforming loans. At December 31, 2018, our allowance for loan losses was $20.7 million, or 0.69% of total loans and 116.62% of nonperforming loans. Nonperforming loans at December 31, 2019 were $30.3 million, or 0.96% of total loans, compared to $17.7 million, or 0.59% of total loans, at December 31, 2018. The increase in nonperforming loans is primarily due to 2 commercial relationships totaling $13.3 million. The allowance for loan losses is maintained at a level that represents management’s best estimate of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for loan losses will be adequate to cover losses which may be realized in the future or that additional provisions for loan losses will not be required.

Delinquencies.     The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At December 31,
	2019			2018			2017			2016			2015
	Days Past Due			Days Past Due			Days Past Due			Days Past Due			Days Past Due
			90 or			90 or			90 or			90 or			90 or
	30-59	60-89	more	30-59	60-89	more	30-59	60-89	more	30-59	60-89	more	30-59	60-89	more
	(in thousands)

Residential real estate:
One- to four-family	$9,364	$5,622	$5,668	$1,283	$4,554	$6,516	$3,269	$1,116	$5,267	$4,955	$1,873	$7,964	$5,779	$419	$9,978
Second mortgages and equity lines of credit	418	77	760	846	237	754	256	110	296	588	190	724	610	164	844
Commercial real estate	261	4,730	191	—	—	298	—	312	—	—	—	—	—	—	173
Commercial construction	—	—	1,960	—	—	—	—	—	—	—	—	134	—	—	136
Commercial	2,000	722	3,133	34	550	2,575	2	—	260	55	—	387	18	—	—
Consumer	3,249	472	470	2,140	502	457	1,673	364	183	2,081	338	173	2,272	385	193
Total	$15,292	$11,623	$12,182	$4,303	$5,843	$10,600	$5,200	$1,902	$6,006	$7,679	$2,401	$9,382	$8,679	$968	$11,324

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	December 31,
	2019			2018			2017			2016			2015
		% of			% of			% of			% of			% of
		Allowance			Allowance			Allowance			Allowance			Allowance
		Amount to	% of Loans		Amount to	% of Loans		Amount to	% of Loans		Amount to	% of Loans		Amount to	% of Loans
		Total	in Category		Total	in Category		Total	in Category		Total	in Category		Total	in Category
	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans
	(dollars in thousands)

Residential real estate:
One- to four-family	$2,606	10.83%	29.44%	$2,681	12.98%	31.63%	$3,375	18.25%	30.98%	$4,193	24.70%	34.09%	$5,000	36.50%	41.07%
Second mortgages and equity lines of credit	551	2.29	4.88	508	2.46	5.31	525	2.84	4.07	770	4.54	4.68	816	5.96	5.74
Residential construction	21	0.09	0.44	50	0.24	0.49	100	0.54	0.54	163	0.96	0.72	105	0.77	0.57
Commercial real estate	12,875	53.51	37.03	10,059	48.70	31.35	7,835	42.38	29.95	7,150	42.14	24.93	4,365	31.86	15.34
Commercial construction	2,526	10.50	4.86	2,707	13.11	5.42	1,810	9.79	5.33	761	4.49	2.22	476	3.47	1.50
Commercial	2,977	12.37	9.67	2,286	11.07	9.30	2,254	12.19	5.00	1,920	11.32	5.05	1,454	10.61	4.07
Consumer	1,010	4.20	13.68	1,154	5.59	16.50	1,000	5.41	24.12	780	4.60	28.31	830	6.06	31.71
Total general and allocated allowance	22,566	93.79	100.00%	19,445	94.15	100.00%	16,899	91.40	100.00%	15,737	92.75	100.00%	13,046	95.23	100.00%
Unallocated	1,494	6.21		1,210	5.85		1,590	8.60		1,231	7.25		654	4.77
Total	$24,060	100.00%		$20,655	100.00%		$18,489	100.00%		$16,968	100.00%		$13,700	100.00%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Allowance for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed and generally do not exceed the time frame provided in the FDIC’s Uniform Retail Credit Classification and Account Management Policy. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance consists of general, allocated and unallocated components, as further described below.

General component. The general component of the allowance for loan losses is based on historical and peer loss experience adjusted for qualitative factors stratified by our loan segments.  Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment except commercial real estate and commercial loans. Due to the lack of historical loss experience for our commercial real estate and commercial loan portfolio, we utilize peer loss data. Adjustments to loss rates are considered for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in our policies or methodology pertaining to the general component of the allowance for loan losses during the year ended December 31, 2019. The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate – We generally do not originate portfolio loans with a loan-to-value ratio greater than 80 percent without obtaining private mortgage insurance and does not generally grant loans that would be classified as subprime upon origination. We generally have first or second liens on property securing equity lines of credit. Loans in this segment are generally collateralized by residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, can have an effect on the credit quality in this segment.

Residential construction – Residential construction loans include loans to build one- to four-family owner-occupied properties, which are subject to the same credit quality factors as residential real estate loans.

Commercial real estate – Loans in this segment are primarily secured by income-producing properties and owner-occupied commercial properties in southeastern New England. The underlying cash flows generated by the properties and operations can be adversely impacted by a downturn in the local economy, which can lead to increased vacancy rates and diminished cash flows, which in turn, could have an effect on the credit quality in this segment. Management obtains financial statements annually and continually monitors the cash flows of these loans.

Commercial construction – Commercial construction loans may include speculative real estate development loans for which payment is derived from lease or sale of the property. Credit risk is affected by cost overruns, time to lease or sell at an adequate price, and market conditions.

Commercial – Loans in this segment are made to businesses and are generally secured by assets of the business. Repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer or business spending, could have an effect on the credit quality in this segment.

Consumer – Loans in this segment are generally secured by automobiles or are unsecured and repayment is dependent on the credit quality of the individual borrower.

Allocated component. The allocated component relates to loans that are classified as impaired. Residential real estate, commercial, commercial real estate and construction loans are evaluated for impairment on a loan-by-loan basis. Impairment is determined by nonaccrual status, whether a loan is subject to a troubled debt restructuring agreement or in the case of certain loans, based on the internal credit rating. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, except for troubled debt restructuring, or “TDR,” we do not separately identify individual consumer loans for impairment evaluation.

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

We periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a TDR. All TDRs are initially classified as impaired. Impairment is measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows or collateral value of the impaired loan is lower than the carrying value of that loan.

Unallocated component. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. Additionally, our unseasoned commercial portfolio and use of peer group data to establish general reserves for the commercial portfolio adds another element of imprecision to management’s estimates.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands)

Allowance at beginning of year	$20,655	$18,489	$16,968	$13,700	$13,934
Provision for loan losses	4,747	3,828	2,416	4,172	1,257
Charge offs:
Residential real estate:
One- to four-family	(20)	(50)	(126)	(346)	(860)
Second mortgages and equity lines of credit	(116)	—	(18)	(56)	(161)
Commercial real estate		(94)	—	—	—
Commercial	(1,075)	(990)	(134)	(27)	—
Consumer	(891)	(847)	(1,039)	(935)	(1,007)
Total charge-offs	(2,102)	(1,981)	(1,317)	(1,364)	(2,028)

Recoveries:
Residential real estate:
One- to four-family	314	1	96	203	358
Second mortgages and equity lines of credit	168	49	70	66	—
Commercial real estate	6	—	—	—	—
Commercial	22	14	16	9	7
Consumer	250	255	240	182	172
Total recoveries	760	319	422	460	537
Net charge-offs	(1,342)	(1,662)	(895)	(904)	(1,491)
Allowance at end of year	$24,060	$20,655	$18,489	$16,968	$13,700
Total loans outstanding at end of year	$3,165,733	$2,980,252	$2,188,322	$1,988,784	$1,731,071
Average loans outstanding	$3,059,680	$2,474,644	$2,165,806	$1,931,271	$1,746,346
Allowance for loan losses as a percent of total loans outstanding at end of year	0.76%	0.69%	0.84%	0.85%	0.79%
Annualized net loans charged off as a percent of average loans outstanding	0.04%	0.07%	0.04%	0.05%	0.09%
Allowance for loan losses to nonperforming loans at end of year	79.35%	116.62%	103.55%	80.11%	46.56%

 For the years ended December 31, 2019 and 2018, we recorded a provision for loan losses of $4.7 million and $3.8 million, respectively. This increase primarily reflects loan growth in the commercial real estate, commercial construction and commercial loan portfolios.

Management of Market Risk

Net Interest Income Analysis.  The Bank uses income simulation as the primary tool for measuring interest-rate risk inherent in our balance sheet at a given point in time by showing the effect on net interest income, over specified time frames and using different interest rate shocks and ramps. The assumptions include, but are not limited to, management’s best assessment of the effect of changing interest rates on the prepayment speeds of certain assets and liabilities, projections for account balances in each of the product lines

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

offered and the historical behavior of deposit rates and balances in relation to changes in interest rates. These assumptions are inherently changeable, and as a result, the model is not expected to precisely measure net interest income or precisely predict the impact of fluctuations in interest rates on net interest income. Actual results will differ from the simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in the balance sheet composition and market conditions. Assumptions are supported with quarterly back-testing of the model to actual market rate shifts.

As of December 31, 2019, net interest income simulation results for the Bank indicated that our exposure over one year to changing interest rates was within our guidelines. The following table presents the estimated impact of interest rate changes on our estimated net interest income over one year:

December 31, 2019
Change in Net Interest Income
Changes in Interest Rates	Year One
(basis points) (1)	(% change from year one base)
+300	(0.60)%
(100)	(2.00)%

(1) The calculated change in net interest income assumes an instantaneous parallel shift of the yield curve.

Economic Value of Equity Analysis.  The Bank also uses the net present value of equity at risk, or “EVE,” methodology. This methodology calculates the difference between the present value of expected cash flows from assets and liabilities. The comparative scenarios assume an immediate parallel shift in the yield curve up 300 basis points and down 100 basis points.

The board of directors and management review the methodology’s measurements for both net interest income and EVE on a quarterly basis to determine whether the exposure resulting from the changes in interest rates remains within established tolerance levels and develops appropriate strategies to manage this exposure.

The table below sets forth, as of December 31, 2019, the estimated changes in the net economic value of equity that would result from the designated changes in the United States Treasury yield curve under an instantaneous parallel shift for the Bank. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

At December 31, 2019
				EVE as a Percentage of Economic
		Estimated Increase (Decrease)		Value of Assets
Changes in Interest Rates	Estimated	in EVE			Changes in
(basis points) (1)	EVE	Amount	Percent	EVE Ratio (2)	Basis Points
(dollars in thousands)

+ 300	$769,835	$(14,306)	(1.8)%	20.0%	0.80
0	784,141	—	—	19.2	—
- 100	732,492	(51,649)	(6.6)	17.7	(1.50)

(1) Assumes instantaneous parallel changes in interest rates.
(2) EVE Ratio represents EVE divided by the economic value of assets.

Liquidity Management and Capital Resources

Liquidity measures the Company’s ability to meet both current and future financial obligations of a short and long term nature.  Liquidity planning is necessary for the Company to ensure it has the ability to respond to the needs of its customers as well as opportunities for earnings enhancements. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, calls of investment securities and prepayments and sales on loans are greatly influenced by general interest rates, economic conditions and competition.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The Company has both a liquidity and contingent liquidity policy. The management of both policies is monitored by ALCO which is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. The projected cash flows are stress tested quarterly to estimate the needs for contingent funding outside of the normal course of business.  To supplement liquidity, the Company has available collateral at the Federal Home Loan Bank of Boston, or FHLB of Boston, Federal Reserve Bank of Boston and Co-operative Central Bank. At December 31, 2019, the Bank had $300.3 million of additional borrowing capacity available at the FHLB of Boston, $38.9 million at the Federal Reserve Bank of Boston and $5.0 million with the Co-Operative Central Bank. The Bank also has a $25.0 million correspondent bank line of credit available. At December 31, 2019, the Bank had $354.1 million of borrowings outstanding with the FHLB of Boston.

Our cash flows are composed of three primary classifications: cash flows from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2019 cash and cash equivalents totaled $211.6 million.

Net cash used by operating activities was $36.1 million for the year ended December 31, 2019 compared to $61.2 million of net cash provided by operating activities for the year ended December 31, 2018. Our primary investing activities are originating loans and purchasing securities. Net cash used in investing activities was $228.8 million and $215.9 million for the years ended December 31, 2019 and 2018, respectively. During the years ended December 31, 2019 and 2018, we had $188.6 million and $197.6 million, respectively, of loan originations and participation-in loan purchases, net of principal payments. We also sold portfolio loans of $105.8 million in 2018. During the year ended December 31, 2019, we purchased $109.3 million of securities and received proceeds from the maturities, prepayments and calls totaling $103.3 million. During the year ended December 31, 2018, those amounts were $67.7 million and $27.7 million, respectively. Net cash provided by financing activities was $371.1 million and $179.5 million for the years ended December 31, 2019 and 2018, respectively. Net cash provided by financing activities included $304.1 million from the offering in 2019.  The net increase in deposits was $256.8 million for the year ended December 31, 2019 as compared to a net increase of $194.9 million for the prior year.  The net decrease in borrowings was $165.8 million and $13.5 million for the years ended December 31, 2019 and 2018, respectively.

HarborOne Bank is subject to various regulatory capital requirements. At December 31, 2019, HarborOne Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation—Capital Adequacy and Safety and Soundness—Regulatory Capital Requirements” and Note 19 of the Notes to Consolidated Financial Statements.

At December 31, 2019, we had outstanding commitments to originate loans of $94.2 million and unadvanced funds on loans of $417.1 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2019 totaled $717.5 million. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may use FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments.  We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the accompanying Consolidated Balance Sheets. The contract amount of these instruments reflects the extent of involvement we have in these particular classes of financial instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Our exposure to credit loss is represented by the contractual amount of the instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments and unadvanced funds on lines-of-credit generally have fixed expiration dates and may expire without being drawn upon. Therefore, the total commitment amount does not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. In addition, from time to time we enter into commitments to sell mortgage loans that we originate. For additional information, see Note 15 of the Notes to Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Contractual Obligations. We are obligated to make future payments according to various contracts. The following table presents the expected future payments of contractual obligations aggregated by obligation type at December 31, 2019. FHLB advances payments are assumed to be at call date, subordinated notes are assumed to be a redemption date and certificate of deposits are assumed to occur at maturity.

	One year or less	More than one year to three years	More than three years to five years	More than five years	Total
	(in thousands)

FHLB long-term advances	$137,000	$21,750	$10,195	$2,187	$171,132
Subordinated debt	—	—	35,000	—	35,000
Certificates of deposit	717,458	160,810	8,810	—	887,078
Operating leases	1,960	2,452	1,342	3,116	8,870
Total contractual obligations	$856,418	$185,012	$55,347	$5,303	$1,102,080

Impact of Inflation and Changing Prices

Our Consolidated Financial Statements, including the notes thereto, and related financial data presented herein have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration of changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding quantitative and qualitative disclosures about market risk appears under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Management of Market Risk”.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of HarborOne Bancorp, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HarborOne Bancorp, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes to the consolidated financial statements (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Wolf & Company, P.C.

We have served as the Company's auditor since 2008.

Boston, Massachusetts

March 13, 2020

HarborOne Bancorp, Inc.

Consolidated Balance Sheets

	December 31,
(in thousands, except share data)	2019	2018

Assets
Cash and due from banks	$24,464	$27,686
Short-term investments	187,152	77,835
Total cash and cash equivalents	211,616	105,521

Securities available for sale, at fair value	239,473	209,293
Securities held to maturity, at amortized cost	26,372	44,688
Federal Home Loan Bank stock, at cost	17,121	24,969
Asset held for sale	8,536	—
Loans held for sale, at fair value	110,552	42,107
Loans	3,171,558	2,985,507
Less: Allowance for loan losses	(24,060)	(20,655)
Net loans	3,147,498	2,964,852
Accrued interest receivable	9,807	9,996
Other real estate owned and repossessed assets	719	749
Mortgage servicing rights, at fair value	17,150	22,217
Property and equipment, net	47,951	57,045
Retirement plan annuities	13,333	12,931
Bank-owned life insurance	85,735	44,635
Deferred income taxes, net	6,034	6,727
Goodwill and other intangible assets	75,837	78,467
Other assets	41,187	28,924
Total assets	$4,058,921	$3,653,121

Liabilities and Stockholders' Equity
Deposits:
Demand deposit accounts	$406,403	$412,906
NOW accounts	165,877	143,611
Regular savings and club accounts	626,685	482,088
Money market deposit accounts	856,830	758,933
Term certificate accounts	887,078	887,523
Total deposits	2,942,873	2,685,061
Short-term borrowed funds	183,000	290,000
Long-term borrowed funds	171,132	229,936
Subordinated debt	33,907	33,799
Mortgagors' escrow accounts	6,053	4,551
Accrued interest payable	1,669	1,611
Other liabilities and accrued expenses	54,493	50,589
Total liabilities	3,393,127	3,295,547

Commitments and contingencies (Notes 9, 15 and 16)

Common stock, $0.01 par value; 150,000,000 shares authorized; 58,489,222 and 58,612,149 shares issued; 58,418,021 and 58,465,505 shares outstanding at December 31, 2019 and December 31, 2018, respectively (1)	584	327
Additional paid-in capital	460,232	152,156
Retained earnings	237,356	219,088
Treasury stock, at cost, 71,201 and 146,644 shares at December 31, 2019 and 2018, respectively (1)	(721)	(1,548)
Accumulated other comprehensive income (loss)	1,480	(2,358)
Unearned compensation - ESOP	(33,137)	(10,091)
Total stockholders' equity	665,794	357,574
Total liabilities and stockholders' equity	$4,058,921	$3,653,121

(1) Share amounts related to periods prior to the August 14, 2019 closing of the conversion offering have been restated to give retroactive recognition to the 1.795431 exchange ratio applied in the conversion offering. (see Note 1)

The accompanying notes are an integral part of these Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Income

	Year Ended December 31,
(in thousands, except share data)	2019	2018	2017

Interest and dividend income:
Interest and fees on loans	$142,228	$105,432	$81,114
Interest on loans held for sale	2,767	2,205	2,739
Interest on taxable securities	6,325	5,624	4,404
Interest on non-taxable securities	494	856	867
Other interest and dividend income	2,970	1,591	1,160
Total interest and dividend income	154,784	115,708	90,284

Interest expense:
Interest on deposits	37,057	20,563	10,962
Interest on FHLB borrowings	6,588	5,474	4,974
Interest on subordinated debentures	2,077	741	—
Total interest expense	45,722	26,778	15,936

Net interest and dividend income	109,062	88,930	74,348
Provision for loan losses	4,747	3,828	2,416

Net interest and dividend income, after provision for loan losses	104,315	85,102	71,932

Noninterest income:
Mortgage banking income:
Changes in mortgage servicing rights fair value	(6,241)	(1,396)	(2,056)
Other	43,893	32,005	39,251
Total mortgage banking income	37,652	30,609	37,195
Deposit account fees	16,294	13,500	12,311
Income on retirement plan annuities	402	433	455
Loss on disposal of asset held for sale	(482)	—	—
Gain on sale of consumer loans	—	—	78
Gain on sale and call of securities, net	1,344	5	—
Bank-owned life insurance income	1,105	1,728	1,024
Other income	4,657	2,923	3,471
Total noninterest income	60,972	49,198	54,534

Noninterest expense:
Compensation and benefits	86,787	70,568	66,223
Occupancy and equipment	17,396	13,212	11,715
Data processing	8,692	6,789	6,157
Loan expenses	6,202	5,382	6,881
Marketing	3,705	3,333	3,595
Deposit expenses	1,583	1,320	1,349
Postage and printing	1,935	1,494	1,388
Professional fees	5,689	3,832	4,233
Foreclosed and repossessed assets	13	95	62
Deposit insurance	1,035	2,097	1,717
Merger expenses	—	5,092	—
Other expenses	9,574	6,879	6,094
Total noninterest expense	142,611	120,093	109,414

Income before income taxes	22,676	14,207	17,052

Income tax provision	4,408	2,813	6,673
Net income	$18,268	$11,394	$10,379

Earnings per common share (1):
Basic	$0.33	$0.20	$0.19
Diluted	$0.33	$0.20	$0.19
Weighted average shares outstanding (1):
Basic	55,731,637	56,689,591	56,068,289
Diluted	55,731,776	56,689,591	56,068,289

(1) Share amounts related to periods prior to the August 14, 2019 closing of the conversion offering have been restated to give retroactive recognition to the 1.795431 exchange ratio applied in the conversion offering (see Note 1).

The accompanying notes are an integral part of these Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in thousands)	2019	2018	2017

Net income	$18,268	$11,394	$10,379
Other comprehensive income:

Securities available for sale:
Unrealized holding gains (losses)	6,266	(2,212)	211
Reclassification adjustment for net realized gains	(1,344)	—	—
Net unrealized gains (losses)	4,922	(2,212)	211
Related tax effect	(1,084)	486	(74)
Net-of-tax amount	3,838	(1,726)	137

Supplemental director retirement plan:
Reclassification adjustment for amortization of prior service cost and actuarial losses recognized	—	—	1,162
Actuarial losses arising during the year	—	—	(146)
Net unrealized losses	—	—	1,016
Related tax effect	—	—	(391)
Net-of-tax amount	—	—	625

Total other comprehensive income (loss)	3,838	(1,726)	762

Comprehensive income	$22,106	$9,668	$11,141

Realized gains on securities available for sale are included in gain on sale and call of securities, net, in the Consolidated Statements of Income. The related income tax expense for the year ended December 31, 2019 was $376,000.  Amortization of prior service cost and actuarial losses recognized are included in compensation and benefits in the Consolidated Statements of Income. The related income tax benefit for the year ended December 31, 2017 was $391,000.

The accompanying notes are an integral part of these Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

						Accumulated
	Common Stock		Additional		Treasury	Other	Unearned	Total
	Outstanding		Paid-in	Retained	Stock,	Comprehensive	Compensation	Stockholders'
(in thousands, except share data)	Shares (1)	Amount	Capital	Earnings	at Cost	Income (Loss)	- ESOP	Equity

Balance at December 31, 2016	57,670,838	$321	$144,420	$197,211	$—	$(1,290)	$(11,278)	$329,384

Comprehensive income	—	—	—	10,379	—	762	—	11,141
ESOP shares committed to be released (106,576 shares) (1)	—	—	550	—	—	—	593	1,143
Restricted stock awards granted	972,074	6	(6)	—	—	—	—	—
Share-based compensation expense	—	—	2,096	—	—	—	—	2,096
Treasury stock purchased	(26,752)	—	—	—	(280)	—	—	(280)
Balance at December 31, 2017	58,616,160	327	147,060	207,590	(280)	(528)	(10,685)	343,484

Comprehensive income (loss)	—	—	—	11,394	—	(1,726)	—	9,668
Reclassification of stranded effect of tax rate change	—	—	—	104	—	(104)	—	—
ESOP shares committed to be released (106,576 shares) (1)	—	—	503	—	—	—	594	1,097
Restricted stock awards forfeited, net of awards issued	(30,763)	—	—	—	—	—	—	—
Share-based compensation expense	—	—	4,593	—	—	—	—	4,593
Treasury stock purchased	(119,892)	—	—	—	(1,268)	—	—	(1,268)
Balance at December 31, 2018	58,465,505	327	152,156	219,088	(1,548)	(2,358)	(10,091)	357,574

Corporate Reorganization:
Conversion of HarborOne Bancorp, Inc. (net of costs of $6.3 million)	8,760	257	303,804	—	—	—	—	304,061
Purchase of 2,482,945 shares by the ESOP	—	—	—	—	—	—	(24,829)	(24,829)
Treasury stock retired	—	—	(1,548)	—	1,548	—	—	—
Contribution of HarborOne Bancorp Mutual Bancshares	—	—	99	—	—	—	—	99
Comprehensive income	—	—	—	18,268	—	3,838	—	22,106
ESOP shares committed to be released (230,724 shares) (1)	—	—	872	—	—	—	1,783	2,655
Restricted stock awards granted, net of awards forfeited	14,957	—	—	—	—	—	—	—
Share-based compensation expense	—	—	4,849	—	—	—	—	4,849
Treasury stock purchased	(71,201)	—	—	—	(721)	—	—	(721)
Balance at December 31, 2019	58,418,021	$584	$460,232	$237,356	$(721)	$1,480	$(33,137)	$665,794

(1) Share amounts related to periods prior to the August 14, 2019 closing of the conversion offering have been restated to give retroactive recognition to the 1.795431 exchange ratio applied in the conversion offering.

The accompanying notes are an integral part of these Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2019	2018	2017

Cash flows from operating activities:
Net income	$18,268	$11,394	$10,379
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Provision for loan losses	4,747	3,828	2,416
Net amortization of securities premiums/discounts	391	534	677
Net amortization of net deferred loan costs/fees and premiums	2,867	3,418	4,718
Depreciation and amortization of premises and equipment	4,394	3,241	2,892
Change in mortgage servicing rights fair value	6,241	1,396	2,056
Mortgage and consumer servicing rights capitalized	(1,173)	(2,521)	(2,844)
Amortization of consumer servicing rights	29	42	54
Accretion of fair value adjustment on loans and deposits, net	(2,838)	(1,242)	(295)
Amortization of other intangible assets	2,344	706	88
Amortization of subordinated debt issuance costs	108	79	—
Gain on sale and call of securities, net	(1,344)	(5)	—
Bank-owned life insurance income	(1,105)	(1,728)	(1,024)
Income on retirement plan annuities	(402)	(433)	(455)
Gain on sale of portfolio loans	—	(395)	(36)
Loss on disposal of asset held for sale	482	—	—
Net loss on sale of premises and equipment	116	—	—
Net (gain) loss on sale and write-down of other real estate owned and repossessed assets	(69)	(15)	98
Deferred income tax benefit	(556)	(1,140)	(698)
ESOP expense	2,655	1,097	1,143
Share-based compensation expense	4,849	4,593	2,096
Net change in:
Loans held for sale	(68,445)	26,424	26,983
Other assets and liabilities, net	(7,686)	11,892	(4,373)
Net cash (used) provided by operating activities	(36,127)	61,165	43,875

Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	56,691	23,833	21,655
Purchases	(109,289)	(64,691)	(56,163)
Sales	28,391	—	—
Activity in securities held to maturity:
Maturities, prepayment and calls	18,218	3,839	3,719
Purchases	—	(2,996)	(3,052)
Sales	—	1,015	—
Net redemption (purchase) of FHLB stock	7,848	(9,437)	217
Investment in bank-owned life insurance	(40,000)	—	—
Proceeds from life insurance policies	—	2,215	—
Proceeds from sale of portfolio loans transferred to held for sale	—	105,823	5,007
Participation-in loan purchases	(112,259)	(91,939)	(73,593)
Loan originations, net of principal payments	(76,389)	(105,671)	(134,233)
Proceeds from sale of other real estate owned and repossessed assets	2,290	1,638	2,192
Additions to property and equipment	(4,434)	(5,545)	(3,186)
Cash paid, net of cash acquired, in business combinations	—	(73,987)	—
Cash received in MHC merger	99	—	—
Net cash used by investing activities	(228,834)	(215,903)	(237,437)

(continued)

The accompanying notes are an integral part of these Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2019	2018	2017

Cash flows from financing activities:
Net increase in deposits	256,847	194,865	208,985
Net change in borrowed funds with maturities less than ninety days	(107,000)	(29,000)	(36,000)
Proceeds from other borrowed funds and subordinated debt	31,220	131,795	91,250
Repayment of other borrowed funds	(90,024)	(116,254)	(40,004)
Net change in mortgagors' escrow accounts	1,502	(670)	187
Purchase of shares by the ESOP	(24,829)	—	—
Treasury stock purchased	(721)	(1,268)	(280)
Net proceeds from sale of common stock	304,061	—	—
Net cash provided by financing activities	371,056	179,468	224,138

Net change in cash and cash equivalents	106,095	24,730	30,576

Cash and cash equivalents at beginning of year	105,521	80,791	50,215

Cash and cash equivalents at end of year	$211,616	$105,521	$80,791

Supplemental cash flow information:
Interest paid on deposits	$36,824	$20,423	$10,922
Interest paid on borrowed funds	8,933	5,227	5,024
Income taxes paid, net	3,627	2,834	5,561
Transfer of loans to other real estate owned and repossessed assets	2,191	1,654	1,285
Transfer of loans to loans held for sale	—	105,823	5,088
Transfer of asset to asset held for sale	8,536	—	—
Supplemental non-cash activities related to acquisition detailed in Note 2:
Fair value of non-cash tangible assets acquired	$—	$771,993	$—
Goodwill and intangible assets	—	65,348	—
Fair value of liabilities assumed	—	763,354	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

HarborOne Bancorp, Inc. (the “Company”) is a stock holding company whose principal subsidiary is HarborOne Bank (the “Bank”). The Bank is a state-chartered co-operative bank whose primary subsidiary is a residential mortgage banking company, HarborOne Mortgage, LLC (“HarborOne Mortgage”). HarborOne Mortgage was acquired as Merrimack Mortgage, LLC on July 1, 2015 and effective April 3, 2018 became HarborOne Mortgage. The Consolidated Financial Statements include the accounts of the Company, the Company’s subsidiaries Legion Parkway Company LLC, a security corporation formed on July 13, 2016 and HarborOne Bank; and the Bank’s wholly-owned subsidiaries. In addition to HarborOne Mortgage, the Bank has two security corporation subsidiaries and one passive investment subsidiary. The security corporations were established for the purpose of buying, holding and selling securities on their own behalf. The Company established Legion Parkway Company LLC for the same purpose. All significant intercompany balances and transactions have been eliminated in consolidation.

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

All historical share and per share information has been restated to reflect the 1.795431 exchange ratio.

The Company established a liquidation account in connection with Offering. The liquidation accounts are maintained for the benefit of the eligible account holders and supplemental eligible account holders who maintain their accounts at the Bank after the offering. The liquidation accounts are reduced annually to the extent that such account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an account holder’s interest in the liquidation account. The Company is not permitted to pay dividends on its capital stock if the Company’s shareholders’ equity would be reduced below the amount of the liquidation account. The liquidation account is reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases in an eligible account holder’s qualifying deposits do not restore such holder’s interest in the liquidation account.

Nature of Operations

The Company, originally established in 1917 as a state-chartered credit union, converted to a state-chartered co-operative bank on July 1, 2013. The Company provides a variety of financial services to individuals and businesses through its 25 full-service bank branches in Massachusetts and Rhode Island, one limited-service bank branch, and a commercial lending office in each of Boston, Massachusetts and Providence, Rhode Island. HarborOne Mortgage maintains 36 offices in Massachusetts, Rhode Island, New Hampshire, Maine, New Jersey and Florida and originates loans in four additional states.

The Company’s primary deposit products are checking, money market, savings and term certificate of deposit accounts while its primary lending products are commercial real estate, commercial, residential mortgages and consumer loans, including indirect automobile lease loans. The Company also originates, sells and services residential mortgage loans primarily through HarborOne Mortgage.

Use of Estimates

In preparing the Consolidated Financial Statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuations of mortgage servicing rights, derivatives, goodwill and deferred tax assets.

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting whereby the Company records the fair value of the assets acquired and liabilities assumed, immediately expenses transaction costs and accounts for restructuring plans separately from the business combination. There is no separate recognition of the acquired allowance for loan losses on the Company’s balance sheet as credit related factors are incorporated directly into the fair value of the loans recorded at the acquisition date. The excess of the cost of the acquisition over the fair value of the net tangible and intangible assets acquired is recorded as goodwill. Alternatively, a bargain purchase gain is recorded equal to the amount by which the fair value of assets purchased exceeds the fair value of liabilities assumed and consideration paid.

Results of operations of the acquired business are included on the Consolidated Statements of Income from the effective date of acquisition.

Fair values are subject to refinement for up to a year after the closing date of an acquisition as information relative to closing date fair values becomes available. Adjustments recorded to the acquired assets and liabilities are applied prospectively.

Significant Group Concentration of Credit Risk

The Company has cash and federal fund balances on deposit at correspondent banks that exceed insurable limits. The Company has not experienced any losses on such amounts. At December 31, 2019, the Company had a concentration of cash on deposit at U.S. Bancorp amounting to $128.6 million and the Federal Reserve Bank amounting to $52.5 million. Most of the Company’s lending activities are with borrowers located within south eastern New England. The ability and willingness of residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the borrowers’ geographic area and real estate values. Note 6 provides the detail of the Company’s loan portfolio and Note 4 provides the detail of the Company’s investment portfolio. The Company does not have any significant concentrations to any one industry or customer.

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current year’s presentation.

Cash and Cash Equivalents

Cash equivalents include amounts due from banks and short-term investments with original maturities of less than 90 days at time of purchase. Short-term investments mature daily or on demand and are stated at cost, which approximates fair value.

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and are carried at amortized cost, adjusted for the amortization of premiums or the accretion of discounts. Securities not classified as held to maturity are classified as available for sale and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss).

Gains or losses on disposition of securities are recorded on the trade date and are determined using the specific identification method. Premiums and discounts are recognized in interest income using the effective interest method over the terms of the securities, except for premiums on callable securities, which are amortized to the earliest call date.

Each reporting period, the Company evaluates all securities with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary (“OTTI”).

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

OTTI is required to be recognized if (1) the Company intends to sell the security; (2) it is “more likely than not” that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For all impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings. Credit-related OTTI for all other impaired debt securities is recognized through earnings. Non-credit related OTTI for such debt securities is recognized in other comprehensive income (loss), net of applicable taxes.

Federal Home Loan Bank Stock

The Company, as a member of the Federal Home Loan Bank (“FHLB”) system, is required to maintain an investment in capital stock of the FHLB of Boston. Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost.  At its discretion, the FHLB may declare dividends on the stock. The Company reviews FHLB stock for impairment based on the ultimate recoverability of the cost basis. As of December 31, 2019, no impairment has been recognized.

Mortgage Loans Held for Sale

Residential mortgage loans originated with the intent to sell are classified as held-for-sale and are carried at fair value. Loan origination costs for loans held for sale that the Company accounts for under the fair value option are recognized in noninterest expense when incurred. Changes in fair value are recognized in mortgage banking income.

Interest income on mortgage loans held for sale is recorded in interest income.

Loans

Loans held for investment are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any unamortized deferred origination fees and costs.

Loan origination fees are offset with related direct incremental loan origination costs and the resulting net amount is deferred and amortized to interest income using the level-yield method over the remaining life of the loan.

Accrual of interest on loans is discontinued when collectability of principal or interest is uncertain or when payments of principal or interest have become contractually past due 90 days or more. Past due status is based on contractual terms of the loan.  However, a loan may remain on accrual status if both the value of any collateral securing the loan is sufficient to cover principal and accrued interest thereon, and the loan is in the process of collection. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

Interest received on nonaccrual loans is either applied against principal or reported as income according to management’s judgment as to the collectability of principal. Interest accruals are resumed on such loans only when they are brought current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

The Company’s loan portfolio includes residential real estate, commercial real estate, construction, commercial and consumer segments. Residential real estate loans include classes for one- to four-family and second mortgages and equity lines of credit.  Consumer loans include classes for auto and personal loans.

The Company’s acquired loans are recorded at fair value with no carryover of the allowance for loan losses. Net discount on performing loans acquired are recognized as interest income over the remaining life of the loan.

Acquired loans determined to have evidence of deterioration in credit quality and when it is probable, at acquisition, that all contractually required payments will not be collected, are deemed to be purchased credit impaired (“PCI”) loans. For PCI loans, the excess of cash flows expected to be collected over the carrying amount of the loans, referred to as the “accretable yield,” is accreted into interest income over the life of the loans using the effective yield method. The Company monitors actual cash flows to determine any deterioration from those forecasted at the acquisition date, which is evaluated and recorded through the allowance for loan losses.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed and generally do not exceed the time frame provided in The Uniform Retail Credit Classification and Account Management Policy.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance consists of general, allocated and unallocated components, as further described below.

General component

The general component of the allowance for loan losses is based on historical and peer loss experience adjusted for qualitative factors stratified by the Company’s loan segments. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment except commercial real estate and commercial loans. Due to the lack of historical loss experience for our commercial real estate and commercial loan portfolio, we utilize peer loss data.  Adjustments to loss rates are considered for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the year ended December 31, 2019. The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

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

Commercial real estate – Loans in this segment are primarily secured by income-producing properties and owner-occupied commercial properties in southeastern New England. The underlying cash flows generated by the properties and operations can be adversely impacted by a downturn in the local economy, which can lead to increased vacancy rates and diminished cash flows, which in turn, could have an effect on the credit quality in this segment. Management obtains financial statements annually and continually monitors the cash flows of these loans.

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

Consumer – Loans in this segment are generally secured by automobiles or are unsecured and repayment is dependent on the credit quality of the individual borrower.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Allocated component

The allocated component relates to loans that are classified as impaired. Residential real estate, commercial, commercial real estate and construction loans are evaluated for impairment on a loan-by-loan basis. Impairment is determined by nonaccrual status, whether a loan is subject to a troubled debt restructuring (“TDR”) agreement or in the case of certain loans, based on the internal credit rating. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, except for TDR, the Company does not separately identify individual consumer loans for impairment evaluation.

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

Unallocated component

The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. Additionally, the Company's unseasoned commercial portfolio and use of peer group data to establish general reserves for the commercial portfolio adds another element of imprecision to management’s estimates.

Property and Equipment

Land is carried at cost. Buildings, leasehold improvements, and furniture and equipment are carried at cost, less accumulated depreciation and amortization, computed on the straight-line method over the estimated useful lives of the assets or the terms of the leases, if shorter. Expected terms include lease option periods to the extent that the exercise of such options is reasonably assured.  Maintenance and repairs are charged to expense as incurred and improvements are capitalized.

Retirement Plan Annuities

Retirement plan annuities are reflected on the Consolidated Balance Sheets at the face amount of the policies. Changes in recorded value are reflected in income on retirement plan annuities on the Consolidated Statements of Income.

Bank-owned life insurance

Bank-owned life insurance policies are reflected on the Consolidated Balance Sheets at net cash surrender value. Changes in the net cash surrender value of the policies, as well as insurance proceeds received, are reflected in bank-owned life insurance income on the Consolidated Statements of Income and are not subject to income taxes. The Company is the beneficiary on these life insurance policies which are purchased for select employees of the Company.

Employee Stock Ownership Plan

Compensation expense for the Company’s ESOP is recorded at an amount equal to the shares committed to be allocated by the ESOP multiplied by the quarterly average fair market value of the shares during the year. The Company recognizes compensation

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

expense ratably over the year based upon the Company’s estimate of the number of shares committed to be allocated by the ESOP. The difference between the average fair market value and the cost of the shares committed to be allocated by the ESOP is recorded as an adjustment to additional paid-in capital.

Mortgage Servicing Rights

The Company services mortgage loans for others. Mortgage servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets and are carried at fair value.

For all mortgage servicing assets, fair value is estimated using market prices when available or, alternatively, using a third party valuation model that calculates the present value of estimated future cash flows based on current prepayment assumptions.

Derivative Financial Instruments

The Company is party to a variety of derivative transactions, including derivative loan commitments, forward loan sale commitments and interest rate swap contracts. The Company enters into derivative contracts in order to meet the financing needs of its customers. The Company also enters into derivative contracts as a means of reducing its interest rate risk and market risk.

Derivative Loan Commitments

Mortgage loan commitments qualify as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. Loan commitments that are derivatives are recognized at fair value on the Consolidated Balance Sheets in other assets and other liabilities with changes in their fair values recorded in mortgage banking income.

Forward Loan Sale Commitments

To protect against the price risk inherent in derivative loan commitments, the Company utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Mandatory delivery contracts are accounted for as derivative instruments.  Generally, the Company’s best efforts contracts meet the definition of derivative instruments when the loans to the underlying borrowers close, and are accounted for as derivative instruments at that time.  Forward loan sale commitments are recognized at fair value on the Consolidated Balance Sheets in other assets and other liabilities with changes in their fair values recorded in mortgage banking income.

Interest Rate Swaps

The Company’s interest rate swap contracts are transacted to meet the financing needs of the Company’s commercial customers. Offsetting swap agreements are simultaneously transacted to effectively eliminate the Company’s market and interest rate risk associated with the swaps. Interest rate swaps are recognized on the Consolidated Balance Sheets in other assets and other liabilities with changes in their fair values recorded in other income.

Transfers of Financial Assets

Transfers of an entire financial asset, a group of entire financial assets, or a participating interest in an entire financial asset are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets.

During the normal course of business, the Company may transfer a portion of a financial asset, for example, a participation loan or the government guaranteed portion of a loan. In order to be eligible for sale treatment, the transfer of the portion of the loan must meet the criteria of a participating interest. If it does not meet the criteria of a participating interest, the transfer must be accounted for as a secured borrowing. In order to meet the criteria for a participating interest, all cash flows from the loan must be divided proportionately, the rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

than standard representations and warranties and no loan holder has the right to pledge or exchange the entire loan.

Other Real Estate Owned and Repossessed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less estimated costs to sell when legal title is obtained, establishing a new cost basis. Subsequently, valuations are periodically updated by management and the assets are carried at the lower of carrying amount or fair value less estimated costs to sell. The excess (deficiency) of any consideration received as compared to the carrying value of other real estate owned is recorded as a gain (loss) on sale of other real estate owned. Revenues and expenses from operations and changes in the valuation allowance and any direct write-downs are included in foreclosed and repossessed assets expense. Repossessed assets includes automobiles to be sold which are recorded at estimated fair value, less costs to sell, with the initial charge to the allowance for loan losses and the subsequent gain or loss on sale recorded to foreclosed and repossessed assets expense.

Goodwill and Identifiable Intangible Assets

The assets (including identifiable intangible assets) and liabilities acquired in a business combination are recorded at fair value at the date of acquisition. Goodwill is recognized for the excess of the acquisition cost over the fair values of the net assets acquired and is not subsequently amortized. Identifiable intangible assets include core deposit premium and non-compete contracts and are being amortized over their estimated lives. Management assesses the recoverability of goodwill at least on an annual basis and all intangible assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable.  The impairment test uses a combined qualitative and quantitative approach. The initial qualitative approach assesses whether the existence of events or circumstances led to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after this assessment, the Company determines that it is more likely than not that the fair value is less than the carrying value, a quantitative impairment test is performed. The quantitative impairment test compares book value to the fair value of the reporting unit.    If the carrying amount exceeds fair value, an impairment charge is recorded through earnings.  Management has identified two reporting units for purposes of testing goodwill for impairment. The Company’s reporting units are the same as the segments used for segment reporting - the Bank, including the two security corporations, one passive investment company, and HarborOne Mortgage. No impairment has been recognized as of December 31, 2019.

Advertising Costs

Advertising costs are expensed as incurred.

Income Taxes

Deferred tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws in the period on enactment. A valuation allowance is established against deferred tax assets when, based upon the available evidence including historical and projected taxable income, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company records uncertain tax positions on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The determination of whether or not a tax position has met the more likely than not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment. The Company records interest and penalties as part of income tax expense.

Share-based Compensation Plans

The Company’s share-based compensation plans provide for awards of stock options, restricted stock and other stock-based compensation to directors, officers and employees. The cost of employee services received in exchange for awards of equity instruments is based on the grant-date fair value of those awards. Compensation cost is recognized over the requisite service period as a component of compensation expense. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

granted, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. The Company has elected to recognize forfeitures of awards as they occur (e.g., when an award does not vest because the employee leaves the Company or does not meet specific performance measures).

Revenue Recognition

Effective January 1, 2019 the Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) with no cumulative effect adjustment to retained earnings upon adoption.

Revenue from deposit account-related fees, including general service fees charged for deposit account maintenance and activity and transaction-based fees charged for certain services, such as debit card, wire transfer or overdraft activities, is recognized when the performance obligation is completed, which is generally after a transaction is completed or monthly for account maintenance services.

Earnings Per Share

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. The restricted stock awards are participating securities; therefore, unvested awards are included as common shares outstanding in the computation of basic earnings per share. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options awards and are determined using the treasury stock method.

Treasury Stock

Any shares repurchased under the Company’s share repurchase programs were purchased in open-market transactions and are held as treasury stock. All treasury stock is held at cost. The Company adopted a share repurchase program on October 27, 2017 which expired in 2019.  Treasury stock at December 31, 2019 consisted of shares acquired in connection with the satisfaction of tax obligations on vested restricted stock issued pursuant to the Stock Option and Incentive Plan. As of December 31, 2018, the Company had repurchased 146,644 shares, including 75,544 shares acquired by the Company in connection with the satisfaction of tax obligations on vested restricted stock issued pursuant to the Stock Option and Incentive Plan.

Recent Accounting Pronouncements

As an “emerging growth company” (“EGC”) as defined in Title 1 of the Jumpstart Our Business Startups Act of 2012, or the “Jobs Act,” the Company has elected to use the extended transition period to delay the adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to non-public companies.  As of December 31, 2019, there is no significant difference in the comparability of the financial statements as a result of this extended transition period. The Company’s EGC status is scheduled to end December 31, 2021 unless a triggering event occurs sooner.

Effective January 1, 2018, the Company adopted ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220):  Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which amends ASU Topic 220 and allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (“Tax Act”)(See Note 14) to eliminate the stranded tax effects resulting from the Tax Act of 2017. Upon adopting, the Company reclassified $104,000 from accumulated other comprehensive loss to retained earnings.

Effective December 31, 2019, the Company adopted ASU 2016-01, Financial Instruments – Overall, (Subtopic 825-10).  The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  Targeted improvements to generally accepted accounting principles include the requirement for equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, the elimination of the requirement for non-public business entities to disclose the fair value of financial instruments measured at amortized cost and the elimination of the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

This update also requires companies to utilize and “exit price” fair value methodology when measuring the fair value of financial instruments.  Adoption of this standard did not have a material impact on the Company's Consolidated Financial Statements as the Company does not currently hold any equity securities.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. For public entities, this ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. For non-public entities, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The adoption of this standard is not expected to have a material effect on the Company’s Consolidated Financial Statements.

In June 2016, FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. The ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio.  For public entities that are SEC filers, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  For non-public entities, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022.  Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company continues to evaluate the impact of this ASU on the Consolidated Financial Statements and disclosures.  The Company has formed a cross functional working group and is currently working through its implementation plan which includes assessment and documentation of processes, internal controls, and data sources; model development and documentation; and implementation of a third-party vendor solution to assist in the application of this ASU. While we currently cannot reasonably estimate the impact of adopting this standard, we expect the impact will be influenced by the composition, characteristics and quality of our loan and securities portfolios, as well as the general economic conditions and forecasts as of the adoption date.

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842).  This update requires a lessee to record a right-to-use asset and a liability representing the obligation to make lease payments for long-term leases.  For public business entities, this update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  For non-public business entities, this update is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years.  While we are currently evaluating the impact of the new standard, we expect an increase to the Consolidated Balance Sheets for right-of-use assets and associated lease liabilities but no material impact to the Consolidated Statements of Income, for arrangements previously accounted for as operating leases.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

2.BUSINESS COMBINATIONS

Effective October 5, 2018, the Company completed the acquisition of Coastway Bancorp, Inc. (“Coastway”), the holding company of Coastway Community Bank, a Rhode Island chartered savings bank headquartered in Warwick, Rhode Island with $835.1 million in total assets, $736.2 million in gross loans and $478.3 million in total deposits. Pursuant to the merger agreement, each share of Coastway common outstanding was converted into the right to receive $28.25 in cash.

Goodwill in the amount of $56.4 million was recognized in the Coastway acquisition.

HarborOne Mortgage acquired its primary third-party originator, Cumberland Mortgage, and recorded $327,000 in goodwill. Goodwill recognized in these transactions is not deductible for income tax purposes.

The following table represents the assets acquired and liabilities assumed of Coastway as of October 5, 2018 and the fair value adjustments and amounts recorded by the Company in 2018 under the acquisition method of accounting, which are subject to adjustment for up to one year after the merger date:

	Coastway	Fair Value	Fair
	Carrying Value	Adjustment	Value
	(in thousands)

Assets Acquired
Cash and cash equivalents	$45,453	$—	$45,453
Loans held for sale	9,071	—	9,071
Loans, gross	727,148	(23,234)	703,914
Allowance for loan losses	(3,480)	3,480	—
Fixed assets	30,965	(711)	30,254
Core deposit intangible	—	8,952	8,952
Deferred tax assets	1,144	3,114	4,258
Other assets	24,783	(287)	24,496
Total assets acquired	$835,084	$(8,686)	$826,398
Liabilities Assumed
Deposits	$478,336	$(1,814)	$476,522
Borrowings	276,750	—	276,750
Other liabilities	10,082	—	10,082
Total liabilities assumed	765,168	(1,814)	763,354

Net acquired	$69,916	$(6,872)	$63,044
Consideration paid			119,440
Goodwill recognized			$56,396

The fair value adjustment for loans represents the write-off of $5.4 million of deferred loan costs and the write down of the unpaid principal balance of loans to their estimated fair value based on interest rates and expected cash flows as of the acquisition date, which includes an estimate of expected loan loss inherent in the portfolio. Non-impaired loans had an unpaid principal balance of $716.4 million and a fair value of $698.8 resulting in a $17.5 million fair value adjustment that is accretable in earnings. Purchased credit impaired loans had an unpaid principal balance of $5.4 million and a fair value of $5.1 million.

The core deposit intangible asset represents the value of the core deposit base assumed in the acquisition. The asset was recorded as an identifiable intangible asset and will be amortized over the estimated useful life of the deposit base.

The fair value of time deposits was determined based on the present value of the contractual cash flows over the remaining period to maturity using a market interest rate.

Fair value adjustments to assets acquired and liabilities assumed are generally amortized using either an effective yield or straight-line basis over periods consistent with the average life, useful life and/or contractual term of the related assets and liabilities.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

3.CASH AND DUE FROM BANKS

The Company is required to maintain average balances on hand or with the Federal Reserve Bank.  At December 31, 2019 and 2018, reserve balances amounted to $7.0 million and $6.0 million, respectively.

4.SECURITIES

The amortized cost and fair value of securities with gross unrealized gains and losses is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)

December 31, 2019:
Securities available for sale
U.S. government and government-sponsored enterprise obligations	$14,994	$210	$—	$15,204
U.S. government agency and government-sponsored residential mortgage-backed securities	163,982	1,456	265	165,173
U.S. government-sponsored collateralized mortgage obligations	26,137	243	7	26,373
SBA asset-backed securities	32,461	286	24	32,723
Total securities available for sale	$237,574	$2,195	$296	$239,473

Securities held to maturity

U.S. government agency and government-sponsored residential mortgage-backed securities	$12,682	$86	$6	$12,762
U.S. government-sponsored collateralized mortgage obligations	1,433	69	—	1,502
SBA asset-backed securities	5,308	124	—	5,432
Municipal bonds	6,949	282	—	7,231
Total securities held to maturity	$26,372	$561	$6	$26,927

December 31, 2018:
Securities available for sale
U.S. government and government-sponsored enterprise obligations	$27,997	$71	$527	$27,541
U.S. government agency and government-sponsored residential mortgage-backed securities	105,340	335	1,658	104,017
U.S. government-sponsored collateralized mortgage obligations	31,293	—	365	30,928
SBA asset-backed securities	47,686	106	985	46,807
Total securities available for sale	$212,316	$512	$3,535	$209,293

Securities held to maturity
U.S. government agency and government-sponsored residential mortgage-backed securities	$15,025	$63	$481	$14,607
U.S. government-sponsored collateralized mortgage obligations	1,724	29	—	1,753
SBA asset-backed securities	5,818	42	41	5,819
Municipal bonds	22,121	406	—	22,527
Total securities held to maturity	$44,688	$540	$522	$44,706

Seven mortgage-backed securities with a combined fair value of $15.7 million are pledged as collateral for interest rate swap agreements as of December 31, 2019 (see Note 16).  There were no securities pledged as collateral as of December 31, 2018.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2019 is as follows:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)

After 1 year through 5 years	$5,000	$5,067	$500	$501
After 5 years through 10 years	9,994	10,137	659	761
Over 10 years	—	—	5,790	5,969
	14,994	15,204	6,949	7,231

U.S. government agency and government-sponsored residential mortgage-backed securities	163,982	165,173	12,682	12,762
U.S. government-sponsored collateralized mortgage obligations	26,137	26,373	1,433	1,502
SBA asset-backed securities	32,461	32,723	5,308	5,432

Total	$237,574	$239,473	$26,372	$26,927

U.S. government-sponsored residential mortgage-backed securities, collateralized mortgage obligations and securities whose underlying assets are loans from the U.S. Small Business Administration (“SBA asset-backed securities”) have stated maturities of two to thirty years; however, it is expected that such securities will have shorter actual lives due to prepayments.

The following table shows proceeds and gross realized gains and losses related to the sales and calls of securities for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)

Sales
Proceeds (1)	$28,391	$1,015	$—
Gross gains	1,267	5	—
Gross losses	—	—	—

Calls
Proceeds	$28,145	$1,025	$400
Gross gains	77	—	—
Gross losses	—	—	—

(1) 2018 proceeds include the sale of one held-to-maturity security due to evidence of significant deterioration of the issuer's creditworthiness.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Information pertaining to securities with gross unrealized losses at December 31, 2019 and December 31, 2018 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months		Twelve Months and Over
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(in thousands)

December 31, 2019:
Securities available for sale

U.S. government agency and government-sponsored residential mortgage-backed securities	$147	$47,343	$118	$7,986
U.S. government-sponsored collateralized mortgage obligations	1	884	6	795
SBA asset-backed securities	24	3,964	—	—
	$172	$52,191	$124	$8,781

Securities held to maturity

U.S. government agency and government-sponsored residential mortgage-backed securities	$—	$—	$6	$2,538

December 31, 2018:
Securities available for sale

U.S. government and government-sponsored enterprise obligations	$—	$—	$527	$17,460
U.S. government agency and government-sponsored residential mortgage-backed securities	55	12,714	1,603	67,060
U.S. government-sponsored collateralized mortgage obligations	—	—	365	30,928
SBA asset-backed securities	—	—	985	36,860
	$55	$12,714	$3,480	$152,308

Securities held to maturity

U.S. government agency and government-sponsored residential mortgage-backed securities	$—	$—	$481	$12,938
SBA asset-backed securities	—	—	41	2,834
	$—	$—	$522	$15,772

Management evaluates securities for OTTI at each reporting period, and more frequently when economic or market concerns warrant such evaluation.

At December 31, 2019, twenty debt securities with an amortized cost of $63.8 million have unrealized losses with aggregate depreciation of 0.47% from the Company’s amortized cost basis.

The unrealized losses on the Company’s securities were primarily caused by changes in interest rates.  All of these investments are guaranteed by government-sponsored enterprises.  Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment.  Because the decline in fair value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be OTTI at December 31, 2019.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

5.LOANS HELD FOR SALE

The following table provides the fair value and contractual principal balance outstanding of mortgage loans held for sale accounted for under the fair value option:

	December 31,
	2019	2018
	(in thousands)

Loans held for sale, fair value	$110,552	$42,107
Loans held for sale, contractual principal outstanding	107,472	40,692
Fair value less unpaid principal balance	$3,080	$1,415

Changes in the fair value of mortgage loans held for sale are classified in mortgage banking income in the Consolidated Statements of Income.  None of the changes in fair value for 2019 or 2018 are attributable to instrument-specific credit risk.  Included in mortgage banking income is $33.2 million, $23.2 million and $30.5 million of gains on the sale of mortgage loans held for sale, including originated mortgage servicing rights, for the years ended December 31, 2019, 2018 and 2017, respectively.

At December 31, 2019 and 2018, there were no mortgage loans held for sale that were greater than ninety days past due.

6.LOANS

A summary of the balances of loans follows:

	December 31,
	2019	2018
	(in thousands)

Residential real estate:
One- to four-family	$931,846	$942,659
Second mortgages and equity lines of credit	154,523	158,138
Residential real estate construction	14,055	14,659
Total residential real estate loans	1,100,424	1,115,456

Commercial:
Commercial real estate	1,172,351	934,420
Commercial construction	153,907	161,660
Commercial	306,282	277,271
Total commercial loans	1,632,540	1,373,351

Consumer loans:
Auto	421,513	478,863
Personal	11,256	12,582
Total consumer loans	432,769	491,445

Total loans	3,165,733	2,980,252
Net deferred loan costs	5,825	5,255
Allowance for loan losses	(24,060)	(20,655)
Loans, net	$3,147,498	$2,964,852

The Company did not sell any indirect auto loans during the years ended December 31, 2019 and 2018.  During the year ended December 31, 2017, the Company sold indirect auto loans of $5.0 million and recognized gains on sale of consumer loans of $78,000.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The unpaid principal balance of indirect auto loans serviced for others was $5.6 million and $12.4 million at December 31, 2019 and 2018, respectively.

The Company did not sell any residential portfolio loans during the years ended December 31, 2019 and 2017. During the year ended December 31, 2018, the Company transferred residential portfolio loans with a fair value of $105.4 million to held for sale, recognized a gain of $395,000 and these loans were subsequently sold.

The Company has transferred a portion of its originated commercial real estate loans to participating lenders.  The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying Consolidated Balance Sheets.  The Company and participating lenders share ratably in cash flows and any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan.  The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties.  At December 31, 2019 and 2018, the Company was servicing loans for participants aggregating $195.2 million and $140.9 million, respectively.

Acquired Loans

The loans purchased from Coastway included $5.4 million in purchased credit impaired loans (“PCI”).  The PCI loans were primarily residential real estate loans. The following table displays certain information pertaining to PCI loans at the dates indicated.

	December 31,
	2019	2018
	(in thousands)

Outstanding balance	$4,609	$4,751
Carrying amount	$4,378	$4,599

The following table summarizes activity in the accretable yield for PCI loans:

	December 31,
	2019	2018
	(in thousands)

Balance at beginning of year	$185	$—
Additions	—	186
Accretion	(8)	(1)
Reclassification from nonaccretable difference	(28)	—
Balance at end of year	$149	$185

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The following is the activity in the allowance for loan losses for the years ended December 31, 2019, 2018 and 2017 follows:

	Mortgage Loans
		Commercial	Commercial
	Residential	Real Estate	Construction	Commercial	Consumer	Unallocated	Total
	(in thousands)

Balance at December 31, 2016	$4,963	$7,150	$924	$1,920	$780	$1,231	$16,968

Provision (credit) for loan losses	(985)	685	886	452	1,019	359	2,416
Charge-offs	(144)	—	—	(134)	(1,039)	—	(1,317)
Recoveries	166	—	—	16	240	—	422
Balance at December 31, 2017	4,000	7,835	1,810	2,254	1,000	1,590	18,489

Provision (credit) for loan losses	(761)	2,318	897	1,008	746	(380)	3,828
Charge-offs	(50)	(94)	—	(990)	(847)	—	(1,981)
Recoveries	50	—	—	14	255	—	319
Balance at December 31, 2018	3,239	10,059	2,707	2,286	1,154	1,210	20,655

Provision (credit) for loan losses	(407)	2,810	(181)	1,744	497	284	4,747
Charge-offs	(136)	—	—	(1,075)	(891)	—	(2,102)
Recoveries	482	6	—	22	250	—	760
Balance at December 31, 2019	$3,178	$12,875	$2,526	$2,977	$1,010	$1,494	$24,060

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Allocation of the allowance to loan segments at December 31, 2019 and 2018 follows:

	Mortgage Loans
		Commercial	Commercial
	Residential	Real Estate	Construction	Commercial	Consumer	Unallocated	Total
	(in thousands)

December 31, 2019:
Loans:
Impaired loans	$27,275	$530	$11,244	$5,831	$—		$44,880
Non-impaired loans	1,073,149	1,171,821	142,663	300,451	432,769		3,120,853
Total loans	$1,100,424	$1,172,351	$153,907	$306,282	$432,769		$3,165,733
Allowance for loan losses:
Impaired loans	$985	$—	$—	$176	$—	$—	$1,161
Non-impaired loans	2,193	12,875	2,526	2,801	1,010	1,494	22,899
Total allowance for loan losses	$3,178	$12,875	$2,526	$2,977	$1,010	$1,494	$24,060

December 31, 2018:
Loans:
Impaired loans	$30,720	$2,502	$-	$3,826	$—		$37,048
Non-impaired loans	1,084,736	931,918	161,660	273,445	491,445		2,943,204
Total loans	$1,115,456	$934,420	$161,660	$277,271	$491,445		$2,980,252
Allowance for loan losses:
Impaired loans	$1,205	$—	$—	$53	$—	$—	$1,258
Non-impaired loans	2,034	10,059	2,707	2,233	1,154	1,210	19,397
Total allowance for loan losses	$3,239	$10,059	$2,707	$2,286	$1,154	$1,210	$20,655

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The following is a summary of past due and non-accrual loans at December 31, 2019 and 2018:

			90 Days
	30-59 Days	60-89 Days	or More	Total	Loans on
	Past Due	Past Due	Past Due	Past Due	Non-accrual
	(in thousands)

December 31, 2019
Residential real estate:
One- to four-family	$9,364	$5,622	$5,668	$20,654	$10,610
Second mortgages and equity lines of credit	418	77	760	1,255	1,561
Commercial real estate	261	4,730	191	5,182	530
Commercial construction	—	—	1,960	1,960	11,244
Commercial	2,000	722	3,133	5,855	5,831
Consumer:
Auto	3,180	456	457	4,093	529
Personal	69	16	13	98	16
Total	$15,292	$11,623	$12,182	$39,097	$30,321

December 31, 2018
Residential real estate:
One- to four-family	$1,283	$4,554	$6,516	$12,353	$12,120
Second mortgages and equity lines of credit	846	237	754	1,837	1,649
Commercial real estate	—	—	298	298	298
Commercial	34	550	2,575	3,159	3,087
Consumer:
Auto	2,099	446	452	2,997	541
Personal	41	56	5	102	16
Total	$4,303	$5,843	$10,600	$20,746	$17,711

At December 31, 2019 and 2018, there were no loans past due 90 days or more and still accruing.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The following information pertains to impaired loans:

	December 31,
	2019			2018
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(in thousands)

Impaired loans without a valuation allowance:
Residential	$11,610	$12,140	$—	$11,518	$12,054	$—
Commercial real estate	530	530	—	2,502	2,596	—
Commercial construction	11,244	11,244	—	—	—	—
Commercial	5,505	6,901	—	3,761	4,672	—
Total	28,889	30,815	—	17,781	19,322	—

Impaired loans with a valuation allowance:
Residential	15,665	16,218	985	19,202	19,634	1,205
Commercial	326	326	176	65	65	53
Total	15,991	16,544	1,161	19,267	19,699	1,258

Total impaired loans	$44,880	$47,359	$1,161	$37,048	$39,021	$1,258

	Year Ended December 31,
	2019			2018			2017
			Interest			Interest			Interest
	Average	Interest	Income	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(in thousands)

Residential	$29,708	$1,694	$1,335	$32,186	$1,764	$1,379	$38,931	$2,146	$1,699
Commercial real estate	643	10	10	744	—	—	78	—	—
Commercial construction	5,622	237	237	26	—	—	132	13	13
Commercial	5,564	54	54	2,729	35	32	3,629	122	121
Total	$41,537	$1,995	$1,636	$35,685	$1,799	$1,411	$42,770	$2,281	$1,833

Interest income recognized and interest income recognized on a cash basis in the table above represent interest income for the years ended December 31, 2019, 2018 and 2017, not for the time period designated as impaired. No additional funds are committed to be advanced in connection with impaired loans.

During the year ended December 31, 2019, there was one material TDR loan modification for a $2.0 million commercial loan.  The TDR included an extension of maturity dates, interest only periods, and compliance with specific covenants.    There were no material TDR loan modifications during the year ended December 31, 2018.  During the year ended December 31, 2017, there were two commercial TDRs in the second quarter of 2017, which paid off in the fourth quarter of 2017.

The recorded investment of TDRs was $20.0 million and $22.0 million at December 31, 2019 and 2018, respectively.  Of these loans, $5.0 million and $4.3 million were on non-accrual at December 31, 2019 and 2018, respectively.

All TDR loans are considered impaired and management performs a discounted cash flow calculation to determine the amount of impairment reserve required on each loan.  TDR loans which subsequently default are reviewed to determine if the loan should be deemed collateral dependent.  In either case, any reserve required is recorded as part of the allowance for loan losses.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2019, 2018 and 2017, there were no significant TDRs that defaulted in the first twelve months of restructure. A default is defined as two or more payments in arrears.

Credit Quality Information

The Company uses a ten-grade internal loan rating system for commercial real estate, commercial construction and commercial loans, as follows:

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

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial real estate, construction and commercial loans. Annually, the Company engages an independent third party to review a significant portion of loans within these segments.  Management uses the results of these reviews as part of its annual review process.

On a monthly basis, the Company reviews the residential construction, residential real estate and consumer installment portfolios for credit quality primarily through the use of delinquency reports.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The following table presents the Company’s loans by risk rating at December 31, 2019 and 2018:

	December 31,
	2019			2018
	Commercial		Commercial	Commercial		Commercial
	Real Estate	Commercial	Construction	Real Estate	Commercial	Construction
	(in thousands)

Loans rated 1 - 6	$1,165,770	$294,507	$127,962	$919,305	$268,280	$147,124
Loans rated 7	4,539	6,117	14,701	10,595	5,165	14,536
Loans rated 8	530	3,223	11,244	2,502	1,896	—
Loans rated 9	—	2,435	—	—	1,930	—
Loans rated 10	—	—	—	—	—	—
Loans not rated	1,512	—	—	2,018	—	—
	$1,172,351	$306,282	$153,907	$934,420	$277,271	$161,660

7.MORTGAGE LOAN SERVICING

The Company sells residential mortgages to government-sponsored entities and other parties.  The Company retains no beneficial interests in these loans, but may retain the servicing rights of the loans sold.  Mortgage loans serviced for others are not included in the accompanying Consolidated Balance Sheets.  The risks inherent in mortgage servicing rights (“MSRs”) relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The unpaid principal balances of mortgage loans serviced for others were $1.83 billion and $1.99 billion as of December 31, 2019 and 2018, respectively.

The Company accounts for MSRs at fair value.  The Company obtains valuations from independent third parties to determine the fair value of MSRs.  Key assumptions used in the estimation of fair value include prepayment speeds, discount rates, default rates, cost to service, and contractual servicing fees.  At December 31, 2019 and 2018, the following weighted average assumptions were used in the calculation of fair value of MSRs:

	December 31,
	2019	2018
Prepayment speed	12.43%	9.45%
Discount rate	9.34	9.32
Default rate	2.61	2.06

The following summarizes changes to mortgage servicing rights for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)

Balance, beginning of year	$22,217	$21,092	$20,333
Additions	1,174	2,521	2,815
Changes in fair value due to:
Reductions from loans paid off during the year	(1,972)	(1,795)	(1,686)
Changes in valuation inputs or assumptions	(4,269)	399	(370)
Balance, end of year	$17,150	$22,217	$21,092

For the years ended December 31, 2019, 2018 and 2017, contractually specified servicing fees included in other mortgage banking income amounted to $5.4 million, $5.4 million, and $5.2 million respectively.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

8.OTHER REAL ESTATE LOANS AND REPOSSESSED ASSETS

Income and expenses applicable to foreclosed and repossessed assets include the following:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)

Gain on sales of real estate, net	$(181)	$(126)	$(40)
Write-downs and net loss on sales of repossessed assets	112	106	81
Write-downs of real estate	—	5	57
Operating expenses	82	110	(36)
	$13	$95	$62

At December 31, 2019, foreclosed and repossessed assets include one residential real estate property with a recorded value of $298,000.   At December 31, 2018, foreclosed and repossessed assets include two residential real estate properties with total recorded values of $556,000.  Foreclosed and repossessed assets also includes automobiles with total recorded values of $421,000 and $193,000 at December 31, 2019 and 2018, respectively. All foreclosed and repossessed assets are held for sale.  Mortgage loans in the process of foreclosure totaled $3.9 million and $4.8 million as of December 31, 2019 and 2018, respectively, and are reported in loans.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

9.PROPERTY AND EQUIPMENT

A summary of the cost and accumulated depreciation of property and equipment follows:

	December 31,
	2019	2018
	(in thousands)

Land	$11,048	$12,605
Buildings and leasehold improvements	45,357	51,076
Furniture, equipment and vehicles	12,247	25,246
Fixed assets in process	646	2,883
	69,298	91,810
Less accumulated depreciation and amortization	(21,347)	(34,765)
Property and equipment, net	$47,951	$57,045

Depreciation and amortization expense amounted to $4.4 million, $3.2 million and $2.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. During the year ended December 31, 2019, land and a building with a total net book value of $9.0 million were transferred to asset held for sale and a loss of $482,000 was recognized on the transfer. In addition, $17.7 million of fully depreciated property and equipment was purged from our fixed assets system when we converted to a new accounting platform in 2019.

At December 31, 2019 and 2018, fixed assets in process represents buildings in process, building improvements and equipment not placed in service.

Pursuant to the terms of noncancellable operating lease agreements in effect at December 31, 2019, pertaining to property and equipment, future minimum lease payments under various operating leases are as follows:

Year Ending December 31,	(in thousands)

2020	$1,960
2021	1,452
2022	1,000
2023	761
2024	581
Thereafter	3,116
$8,870

The noncancellable lease agreements contain options to extend for periods from five to twenty-five years, the cost of which is not included above. Rent expense amounted to $2.5 million, $2.0 million and $1.7 million for the years ended December 31, 2019, 2018 and 2017 and is included in occupancy and equipment expenses in the accompanying Consolidated Statements of Income.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

10.GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents changes in the carrying value of goodwill for the periods indicated:

	Year Ended December 31,
	2019	2018
	(in thousands)

Balance, beginning of year	$70,088	$13,365
Goodwill acquired - Coastway	—	56,396
Goodwill acquired - Cumberland Mortgage	—	327
Measurement period fair value adjustments	(286)	—
Balance, end of year	$69,802	$70,088

The Bank and HarborOne Mortgage are identified as a reporting unit for purposes of goodwill impairment testing. At December 31, 2019 and 2018, the carrying value of the Bank’s goodwill was $59.0 million and $59.6 million, respectively, and the carrying value of HarborOne Mortgage’s goodwill was $10.8 million and $10.5 million, respectively. Goodwill was evaluated for impairment in the fourth quarter of 2019 with no impairment loss recognition considered necessary.

Core Deposit Intangible

The Company recognized core deposit intangibles (“CDI”) of $9.0 million in connection with the Coastway acquisition. The Company’s change in the gross amount of core deposit intangibles and the related accumulated amortization consisted of the following:

	December 31,
	2019	2018
	(in thousands)

Gross amount of CDI:
Balance, beginning of year	$8,952	$—
Additions due to acquisitions	—	8,952
Balance, end of year	8,952	8,952
Accumulated amortization:
Balance, beginning of year	(618)	—
Amortization	(2,299)	(618)
Balance, end of year	(2,917)	(618)
Net CDI, end of year	$6,035	$8,334

The estimated aggregate amortization expense related to the Company’s core deposit intangible assets for each of the next five years is $1.7 million, $1.2 million, $893,000,  $757,000 and $758,000. The weighted average original amortization period was 7.3 years.

Other Intangible Assets

A non-compete intangible asset was recognized in connection with HarborOne Mortgage and was amortized over the four year period of the agreement ending in 2019. Amortization expense for this asset of $45,000,  $88,000, and $88,000 was recorded in 2019, 2018, and 2017, respectively.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

11.DEPOSITS

A summary of deposit balances, by type, is as follows:

	December 31,
	2019	2018
	(in thousands)

NOW and demand deposit accounts	$572,280	$556,517
Regular savings and club accounts	626,685	482,088
Money market deposit accounts	856,830	758,933
Total non-certificate accounts	2,055,795	1,797,538

Term certificate accounts greater than $250,000	169,595	180,305
Term certificate accounts less than or equal to $250,000	636,343	629,710
Brokered deposits	81,140	77,508
Total certificate accounts	887,078	887,523
Total deposits	$2,942,873	$2,685,061

The Company has established a relationship to participate in a reciprocal deposit program with other financial institutions. The reciprocal deposit program provides access to FDIC-insured deposit products in aggregate amounts exceeding the current limits for depositors.  At December 31, 2019 and 2018, total reciprocal deposits were $277.9 million and $110.4 million, respectively, consisting primarily of money market accounts.

A summary of certificate accounts by maturity at December 31, 2019 is as follows:

		Weighted
		Average
	Amount	Rate
	(dollars in thousands)

Within 1 year	$717,594	2.18%
Over 1 year to 2 years	138,549	2.02
Over 2 years to 3 years	23,277	1.93
Over 3 years to 4 years	8,033	2.06
Over 4 years to 5 years	1,004	1.66
Total certificate deposits	888,457	2.15%
Less unaccreted acquisition discount	(1,379)
Total certificate deposits, net	$887,078

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

12.FHLB BORROWINGS

Borrowed funds at December 31, 2019 and 2018 consisted of FHLB advances. Short-term advances were $183.0 million and $290.0 million at December 31, 2019 and 2018, respectively, with a weighted average rate of 1.80% and 2.65%, respectively.  Long-term advances are summarized below:

	December 31,
	2019			2018
	Amount by		Weighted	Amount by		Weighted
	Scheduled	Amount by	Average	Scheduled	Amount by	Average
	Maturity*	Call Date (1)	Rate (2)	Maturity*	Call Date (1)	Rate (2)
	(dollars in thousands)

Year ending December 31:
2019	$—	$—	—%	$90,000	$120,000	2.06%
2020	87,000	137,000	2.25	77,000	87,000	2.25
2021	41,750	21,750	2.47	41,750	21,750	1.95
2022	10,000	—	1.73	—	—	—
2023	20,195	195	2.43	20,199	199	1.56
2024	10,000	10,000	1.68	—	—	—
2025 and thereafter	2,187	2,187	1.10	987	987	—
	$171,132	$171,132	2.16%	$229,936	$229,936	2.05%

* Includes an amortizing advance requiring monthly principal and interest payments.

(1) Callable FHLB advances are shown in the respective periods assuming that the callable debt is redeemed at the call date, while all other advances are shown in the periods corresponding to their scheduled maturity date.

(2) Weighted average rates are based on scheduled maturity dates.

The FHLB advances are secured by a blanket security agreement which requires the Bank to maintain certain qualifying assets as collateral, principally residential mortgage loans and certain multi-family and commercial real estate loans held in the Bank’s portfolio. The carrying value of the loans pledged as collateral for these borrowings totaled $1.06 billion and $1.27 billion at December 31, 2019 and 2018, respectively. As of December 31, 2019, the Company had $300.3 million of available borrowing capacity with the FHLB.

The Company also has an available line of credit with the Federal Reserve Bank secured by 83% of the carrying value of loans with an amortized balance amounting to $46.9 million and $70.6 million, respectively, of which no amount was outstanding at December 31, 2019 and 2018.

13.SUBORDINATED DEBENTURES

On August 30, 2018, the Company issued $35.0 million in fixed-to-floating rate subordinated notes due 2028 (the “Notes”) in a private placement transaction to institutional accredited investors. The Notes bear interest at annual fixed rate of 5.625% until September 1, 2023 at which time the interest rate resets quarterly to an interest rate per annum equal to the three–month LIBOR plus 278 basis points. Interest is payable semi-annually on March 1 and September 1 each year through September 1, 2023 and quarterly thereafter. The Notes can be redeemed partially or in whole, prior to the maturity date beginning September 1, 2023 and on any scheduled interest payment date thereafter, at par.  The Notes are carried on the Consolidated Balance Sheets net of unamortized issuance costs of $1.1 million and $1.2 million at December 31, 2019 and 2018, respectively, which are being amortized over the period to maturity date using the interest method. At December 31, 2019 and 2018, the Notes qualified as Tier 2 capital for regulatory capital purposes.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

14.INCOME TAXES

Allocation of the federal and state income taxes between current and deferred portions for the years ended December 31, 2019, 2018 and 2017 are as follows:

	2019	2018	2017
	(in thousands)
Current tax provision:
Federal	$3,757	$2,576	$6,000
State	1,207	1,377	1,371
	4,964	3,953	7,371
Deferred tax benefit:
Federal	(445)	(740)	(442)
State	(111)	(400)	(256)
	(556)	(1,140)	(698)
Income tax provision	$4,408	$2,813	$6,673

The reasons for the differences between the statutory federal income tax and the actual income tax provision for the years ended December 31, 2019, 2018 and 2017 are summarized as follows:

	2019	2018	2017
	(dollars in thousands)

Statutory federal tax rate	21%	21%	35%
Statutory federal tax provision	$4,762	$2,983	$5,968
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	866	772	694
Bank-owned life insurance	(232)	(358)	(359)
Non-deductible merger expenses	—	196	—
Employee Stock Ownership Plan expenses	172	106	195
Tax exempt income	(104)	(180)	(303)
Effect of tax rate change	—	—	243
Reduction in uncertain federal tax positions	(1,586)	(801)	—
Other, net	530	95	235
Income tax provision	$4,408	$2,813	$6,673

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The tax effects of each item that give rise to deferred taxes at December 31, 2019 and 2018 are as follows:

	2019	2018
	(in thousands)

Deferred tax assets:
Allowance for loan losses	$6,651	$5,776
Employee benefit plans	5,036	5,288
Mark-to-market loans	3,687	4,728
Accrued expenses not deducted for tax purposes	1,093	976
HarborOne Mortgage loan repurchase reserve	231	212
Charitable contribution and other carryforwards	15	380
Net unrealized loss on securities available for sale	—	665
Other	—	661
	16,713	18,686

Deferred tax liabilities:
Net unrealized gain on securities available for sale	(419)	—
Deferred income annuities	(1,447)	(1,352)
Depreciation and amortization	(370)	(294)
Deferred loan fees	(1,995)	(1,742)
Mortgage servicing rights	(4,759)	(6,241)
Core deposit intangible	(1,668)	(2,330)
Other	(21)	—
	(10,679)	(11,959)

Net deferred tax asset	$6,034	$6,727

A summary of the change in the net deferred tax asset (liability) for the years ended December 31, 2019, 2018 and 2017 is as follows:

	2019	2018	2017
	(in thousands)

Balance at beginning of year	$6,727	$843	$610
Deferred tax benefit	556	1,140	698
Coastway deferred tax accounting / measurement period adjustment	(165)	4,258	—
Change in directors' retirement plan	—	—	(391)
Change in securities available for sale	(1,084)	486	(74)
Balance at end of year	$6,034	$6,727	$843

The Tax Cuts and Jobs Act of 2017 (“Tax Act of 2017”) was enacted on December 22, 2017, resulting in changes in U.S. corporate tax rates, business-related exclusions, deductions and credits. Enactment of the Tax Act of 2017 required the Company to reflect the changes associated with the law’s provisions in its Consolidated Financial Statements as of the enactment date. Accordingly, the Company revalued its deferred tax assets and liabilities and recorded a net reduction in the Company’s net deferred tax asset and an additional income tax provision in the amount of $243,000 in the Company’s Consolidated Financial Statements.

The Company’s income tax returns are subject to review and examination by federal and state taxing authorities.  The Company is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service (“IRS”) and Massachusetts Department of Revenue for the years ended December 31, 2016 through 2019.

At December 31, 2019, the Bank had a net operating loss carryforward in the state of New Hampshire of $2.2 million related to the acquisition of HarborOne Mortgage with a recorded deferred tax asset of $15,000 at December 31, 2019. The net operating loss expires on December 31, 2024. The state of New Hampshire limits the use of acquired net operating losses that can be used by the Bank each year based on Internal Revenue Code Section 382. This limitation is $552,000 per year. Management believes it is more likely than not that it will be able to utilize the New Hampshire net operating loss carryforward prior to expiration.

At December 31, 2018, the Company had a charitable contribution carryforward of $1.1 million. This carryforward was generated from the Company’s creation of The HarborOne Foundation to which it contributed 385,450 shares of its common stock and $965,000 in cash in connection with the offering in June 2016. At December 31, 2019, the Company had no federal charitable

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

contribution carryforward for financial statement purposes as it expects to utilize the remaining $1.1 million benefit in the 2019 tax return.

During 2017, federal and state amended tax returns were filed that requested tax refunds of approximately $3.2 million. These refunds reflected the change in the tax basis of certain assets not reflected on the original tax return filings. In addition, net operating loss carryforwards for 2016 and related uncertain tax benefits were recognized on the 2016 and 2017 tax return filings. The amended tax return filings net of the tax impact of a temporary difference adjustment of $320,000 reflect “unrecognized tax benefits”, which are defined as the aggregate differences between tax return positions and the benefits recognized in the Consolidated Financial Statements. Interest on the uncertain tax positions was reflected in the determination of tax expense for 2018 and 2017. In 2019, a Federal tax refund in the amount of $603,000 was received for 2013 and state tax refunds were received for years 2013, 2014 and 2015 in the amount of $211,000, $320,000 and $40,000, respectively. Federal tax refunds for years 2014 and 2015 in the amount of $826,000 and $1.3 million, respectively, were received during 2018. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2019	2018	2017
	(in thousands)

Balance at beginning of year	$3,769	$1,898	$—
Additions based on tax positions related to current year	—	—	—
Additions for tax positions for prior years	1,471	2,672	1,898
Reductions for tax positions for prior years	(153)	—	—
Settlements	(2,035)	(801)	—
Balance at end of year	$3,052	$3,769	$1,898

The balance of unrecognized tax benefits, the amount of related interest accrued and what management believes to be the range of reasonably possible changes in the next 12 months, are:

Unrecognized tax benefits	$2,811
Accrued interest on unrecognized tax benefits	241
Portion that, if recognized, would reduce tax expense and effective tax rate	3,052
Reasonably possible reduction to the balance of unrecognized tax in subsequent year	2,058
Portion that, if recognized, would reduce tax expense and effective tax rate in subsequent year	2,058

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods the deferred tax assets are expected to be deductible, management believes it is more likely than not that its deferred tax assets are realizable.  It should be noted, however, that factors beyond management’s control, such as the general economy and real estate values, can affect future levels of taxable income, and no assurance can be given that sufficient taxable income will be generated to fully absorb gross deductible temporary differences.

15.OTHER COMMITMENTS AND CONTINGENCIES

Loan Commitments

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and advance funds on various lines of credit.  Those commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the accompanying Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The Company’s exposure to credit loss is represented by the contractual amount of these commitments.  The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments.

The following off-balance sheet financial instruments were outstanding at December 31, 2019 and 2018.  The contract amounts represent credit risk.

	December 31,
	2019	2018
	(in thousands)

Commitments to grant loans	$94,157	$47,958
Unadvanced funds on home equity lines of credit	157,867	138,227
Unadvanced funds on revolving lines of credit	147,047	125,257
Unadvanced funds on construction loans	112,158	111,333

Commitments to extend credit and unadvanced portion of construction loans are agreements to lend to a customer, as long as there is no violation of any condition established in the contract.  Commitments to grant loans generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The commitments for unadvanced funds on construction loans, home equity and revolving lines of credit may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer’s credit worthiness on a case-by-case basis.  Commitments to grant loans, unadvanced construction loans and home equity lines of credit are collateralized by real estate, while revolving lines of credit are unsecured.

Employment Agreements

The Company has entered into employment agreements with certain executive officers.  The term of the agreements commenced on the effective date of the signed agreements and continues thereafter until terminated, as defined by the agreements.  The agreements generally provide for a specified minimum annual compensation and the continuation of benefits currently received.  However, such employment can be terminated for cause, as defined, without incurring any continuing obligations.  In addition, all of the agreements provide for severance payments to the officers following a change in control, as defined.

The Company entered into an employment agreement with the former President and Chief Executive Officer of Coastway as part of the merger agreement. The agreement had a five year term that provides total compensation of $2.2 million. Generally, in the event of termination after the first 12 months, the remaining total compensation is payable and as such the total amount was expensed over twelve months. For the years ended December 31, 2019 and 2018 the Company recognized compensation expense of $1.7 million and $509,000, respectively.

Reserve for Residential Mortgage Loan Repurchase Losses

The Company sells residential mortgage loans on a “whole-loan” basis to Fannie Mae and Freddie Mac, and to non-agency investors. These loan sales occur under industry standard contractual provisions that include various representations and warranties, which typically cover ownership of the loan, compliance with loan criteria set forth in the applicable agreement, validity of the lien securing the loan and other similar matters. The Company may be required to repurchase certain loans sold with identified defects, indemnify the investor, or reimburse the investor for any credit losses incurred. The Company establishes mortgage repurchase reserves related to various representations and warranties that reflect management’s estimate for which we have a repurchase obligation. The reserves are established by a charge to loan expenses in our Consolidated Statements of Income. At December 31, 2019 and 2018, this reserve totaled $834,000 and $757,000, respectively, and is included in other liabilities and accrued expenses on the Consolidated Balance Sheets.

The repurchase reserve is applicable to loans the Company originated and sold with representations and warranties, which is representative of the entire sold portfolio. The repurchase loss liability is estimated by origination year and to the extent that repurchase demands are made by investors, we may be able to successfully appeal such repurchase demands.  The reserve considers anticipated future losses and the Company’s lack of historical experience with the make-whole demands.  The reserve for residential mortgage loan repurchase losses represents our best estimate of the probable loss that we may incur due to the representations and warranties in our

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

loan sales contracts with investors. Repurchase losses depend upon economic factors and other external conditions that may change over the life of the underlying loans. Additionally, lack of access to the servicing records of loans sold on a service released basis adds difficulty to the estimation process. To the extent that future investor repurchase demand and appeals success differ from past experience, the Company could have increased demands and increased loss severities on repurchases, causing future additions to the repurchase reserve.

Certain loans were sold with recourse provisions, and at December 31, 2019 and 2018, the related maximum contingent liability related to loans sold amounted to $1.3 million and $1.6 million, respectively.  Based on discounted cash flow of projected losses on sold loans in this portfolio at December 31, 2019 and 2018, the Company had no recourse liability.

Contingent Consideration

A portion of the purchase price of HarborOne Mortgage was contingent on future results of HarborOne Mortgage.  The Company recorded a contingent liability of $3.5 million in July 2015, at the time of the acquisition. The contingent liability was based on estimated future pre-tax earnings for the four-year period ending June 30, 2019.  The contingency was settled in full in the fourth quarter of 2017 and the Company reversed the $1.2 million remaining contingent liability which was included in other income.

Other

In the ordinary course of business, various legal claims arise from time to time and, in the opinion of management based on discussion with legal counsel, management does not believe these claims will have a material effect on the Company’s financial position or results of operations.

16.DERIVATIVES

The Company is party to a variety of derivative transactions, including derivative loan commitments, forward loan sale commitments and interest rate swap contracts. The Company enters into derivative contracts in order to meet the financing needs of its customers. The Company also enters into derivative contracts as a means of reducing its interest rate risk and market risk.

All derivatives are recognized in the Consolidated Balance Sheets at fair value.  Changes in the fair value of derivatives are recognized in earnings.  The Company did not have any fair value hedges or cash flow hedges at December 31, 2019 or 2018.

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

Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the rate lock to funding of the loan due to increases in mortgage interest rates.  If interest rates increase, the value of these loan commitments decreases.  Conversely, if interest rates decrease, the value of these loan commitments increases.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

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

Interest Rate Swaps

The Company enters into interest rate swap agreements that are transacted to meet the financing needs of its commercial customers. Offsetting interest rate swap agreements are simultaneously transacted with a third-party financial institution to effectively eliminate the Company’s interest rate risk associated with the customer swaps. The primary risks associated with these transactions arise from exposure to the ability of the counterparties to meet the terms of the contract.  Mortgage-backed securities with a fair value of $15.7 million are pledged to secure the Company’s liability for the offsetting interest rate swaps (see Note 4).  The interest rate swap notional amount below is the aggregate notional amount of the customer swap and the offsetting third-party swap.

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

The following tables present the fair values of derivative instruments in the Consolidated Balance Sheets:

		Assets		Liabilities
		Balance		Balance
	Notional	Sheet	Fair	Sheet	Fair
	Amount	Location	Value	Location	Value
	(in thousands)

December 31, 2019:
Derivative loan commitments	$100,938	Other assets	$1,385	Other liabilities	$174
Forward loan sale commitments	88,000	Other assets	26	Other liabilities	158
Interest rate swaps	725,332	Other assets	15,092	Other liabilities	15,092
Risk participation agreements	134,346	Other assets	—	Other liabilities	—
Total			$16,503		$15,424

December 31, 2018:
Derivative loan commitments	$71,325	Other assets	$1,261	Other liabilities	$112
Forward loan sale commitments	54,500	Other assets	—	Other liabilities	518
Interest rate swaps	285,541	Other assets	3,193	Other liabilities	3,193
Risk participation agreements	80,418	Other assets	—	Other liabilities	—
Total			$4,454		$3,823

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The following table presents information pertaining to the Company’s derivative instruments on the Consolidated Statements of Income:

		Amount of Gain (Loss)
		Year Ended December 31,
	Location of Gain (Loss)	2019	2018	2017
		(in thousands)

Derivative loan commitments	Mortgage banking income	$62	$129	$(1,211)
Forward loan sale commitments	Mortgage banking income	386	(472)	39
Total		$448	$(343)	$(1,172)

17.COMPENSATION AND BENEFIT PLANS

Defined Contribution Plan

The Company provides a savings plan which qualifies under Section 401(k) of the Internal Revenue Code and provides for voluntary contributions by participating employees up to the maximum amount permitted by law. The Company may, on a discretionary basis, contribute 9.3% of each employee’s compensation up to the social security wage base, plus an additional 5.7% of the employee’s compensation in excess of the social security wage base on a discretionary basis up to regulatory maximums. Contributions expensed were $2.5 million, $2.3 million and $2.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Management Incentive Program

The Company from time to time creates incentive compensation plans for senior management and other officers to participate in at varying levels.  In addition, the Company may also pay a discretionary bonus to senior management, officers, and/or nonofficers of the Company. These programs are administered by the Compensation Committee of the Board of Directors. The expense for the incentive plans amounted to $2.1 million, $3.3 million and $2.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Supplemental Retirement Plans

The Company provides supplemental retirement benefits to two senior executive officers of the Company under the terms of two Supplemental Executive Retirement Plan Agreements (the “SERPS”). Benefits to be paid under the SERPS are based primarily on the officer’s compensation and estimated mortality. At December 31, 2019, 2018 and 2017, included in other liabilities and accrued expenses is the Company’s obligation under the plans of $7.1 million, $5.3 million and $4.7 million, respectively. The retirement benefits, as defined in the SERPS, are accrued by charges to compensation expense over the required service periods of the officers.  Expense related to these benefits was $1.8 million, $658,000 and $933,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

The Company assumed a supplemental retirement plan in the Coastway acquisition. At December 31, 2018, the Company’s obligation under the plan of $3.4 million is included in other liabilities and accrued expenses. Compensation expense related to this benefit was $90,000 for the year ended December 31, 2018. The plan was frozen as part of the merger agreement and the settlement of the plan was completed in 2019.

Split-Dollar Life Insurance Arrangement

The Company has an endorsement split-dollar life insurance agreement with an executive officer whereby the Company will pay to the executives’ estates or beneficiaries a portion of the death benefit that the Company will receive as beneficiary of such policy. Expense associated with this post retirement benefit for the years ended December 31, 2019, 2018 and 2017 amounted to $38,000, $73,000 and $106,000, respectively. The cash surrender value of the policy is included in bank-owned life insurance on the Consolidated Balance Sheets.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Deferred Compensation Plans

The Company is the sole owner of an annuity policy pertaining to one of the Company’s executives. The Company has an agreement with this executive whereby upon retirement the Company will pay to the executive an amount equal to the cash surrender value of the annuity less premiums paid accumulated at an interest rate of 1.5% per year. At December 31, 2019, 2018 and 2017, included in other liabilities and accrued expenses is the Company’s obligation under the plan of $353,000,  $322,000 and $293,000, respectively. For the years ended December 31, 2019, 2018 and 2017, the expense amounted to $31,000,  $29,000 and $28,000, respectively.

The Company has agreements with two executive officers whereby the Company will pay the cost of the premium for individual supplemental medical and prescription drug coverage for their lifetime upon retirement at age 65 or later. Spousal coverage is provided each year the executive is eligible for coverage and the spouse is age 65 or over. At December 31, 2019, 2018 and 2017, included in other liabilities and accrued expenses is the Company’s obligation under the plan of $297,000,  $229,000 and $226,000, respectively. For the years ended December 31, 2019, 2018 and 2017, the expense amounted to $66,000,  $3,000 and $10,000, respectively.

The Company assumed a deferred compensation plan in the Coastway acquisition. At December 31, 2018, other assets included $1.5 million in plan assets and other liabilities and accrued expenses included a liability for the benefit obligation of $1.5 million. Compensation expense related to this plan for the year ended December 31, 2018 was $46,000. The plan was terminated and paid to the former Coastway executive in 2019.

Long-Term Incentive Plan

During 2015, the Company entered into a long-term incentive plan with several executive officers. Benefits were earned annually based on the Company’s achievement of performance goals. The plan is administered by the Company’s Board of Directors. The plan was amended effective January 1, 2018 and no further incentive awards are awarded under the plan.  Included in other liabilities and accrued expenses at December 31, 2019, 2018 and 2017 is $838,000,  $1.3 million and $1.3 million, respectively, for this plan. For the year ended December 31, 2019, the Company reversed $82,000 of expense related to a former executive officer.  For the years ended December 31, 2018 and 2017, the expense amounted to $56,000 and $453,000, respectively.

Post-Retirement Life Insurance

Employees who are covered under the Company’s bank-owned life insurance program can elect to participate in the benefits of the program while employed by the Company. The Company granted post-employment coverage to certain executives. This post retirement benefit is included in other liabilities and accrued expenses at December 31, 2019, 2018 and 2017 in the amount of $20,000,  $171,000 and $142,000, respectively. For the years ended December 31, 2019, 2018 and 2017, the expense amounted to $17,000,  $29,000 and $7,000, respectively.

Employee Stock Ownership Plan

On June 29, 2016, the Company established an ESOP to provide eligible employees the opportunity to own Company stock. The Company added shares to the ESOP as part of the Offering completed August 14, 2019. The plan is a tax-qualified retirement plan for the benefit of the eligible Company employees. The ESOP shares were purchased through a loan from the Company and as the debt is repaid, shares are released. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The unreleased shares are deducted from stockholders’ equity as unearned ESOP shares in the accompanying Consolidated Balance Sheets. The number of shares committed to be released per year is 230,724 through 2035 and 124,148 from 2036 through 2038.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The following table presents share information held by the ESOP:

	December 31, 2019
	2019	2018

Allocated shares	178,078	213,152
Shares committed to be allocated	230,724	106,575
Unallocated shares	4,064,008	1,811,788
Total shares	4,472,810	2,131,515
Fair value of unallocated shares	$44,663,448	$16,035,000

Total compensation expense recognized in connection with the ESOP was $2.7 million, $1.1 million and $1.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

ESOP Restoration Plan

During 2016, the Company also adopted an ESOP Restoration Plan for the benefit of ESOP eligible employees whose annual compensation exceeds the amount of annual compensation permitted to be recognized under the ESOP by the Internal Revenue Code.  Under the ESOP Restoration Plan, eligible participants would receive a credit each year equal to the amount they would have received under the ESOP but for the Internal Revenue Service imposed compensation limit. Any benefits earned under the ESOP Restoration Plan would become payable at the earliest of six months and a day after the participant’s separation of service from the Bank, the participant’s death, a change in control of the Company or upon termination of the ESOP Restoration Plan. These benefits are accrued over the period during which employees provide services to earn these benefits. For the year ended December 31, 2019, 2018 and 2017, $210,000,  $24,000 and $182,000, respectively, was accrued for the ESOP Restoration Plan.

Defined Benefit Plan

The Company assumed a frozen noncontributory defined benefit pension plan in the Coastway acquisition. At December 31, 2018 the fair value of the plan assets was $1.4 million and the projected benefit obligation was $1.6 million. The unfunded liability balance of $202,000 was included in other liabilities and accrued expenses. The Company settled the plan in 2019 and recognized a gain on settlement of $43,000, included in other income.

Directors’ Retirement Plan

The Company has an unfunded director fee continuation plan which provides postretirement benefits to eligible directors of the Company. Participants in the plan must have at least six years of service as a director to be vested in the benefit which is determined based on number of years of service. The Company elected to freeze the plan in 2017.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Based on the actuarial analysis, the funded status of the plan and the components of net periodic cost are as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)

Change in projected benefit obligation:
Benefit obligation at beginning of year	$1,876	$1,837	$1,536
Service cost	—	—	87
Interest cost	76	76	69
Loss	—	—	145
Benefits paid	(37)	(37)	—

Benefit obligation and funded status at end of year	$1,915	$1,876	$1,837

Accumulated benefit obligation	$1,915	$1,876	$1,837

Service cost	$—	$—	$87
Interest cost	76	76	69
Loss recognized	—	—	200
Prior service cost recognized	—	—	962
Net periodic cost	$76	$76	$1,318

The following assumption was used to determine the benefit obligation and net periodic cost at or for the years ended December 31:

	2019	2018	2017

Discount rate	4.14%	4.14%	4.00%

The following is a summary of benefit payments expected to be paid by the director’s retirement plan over the next ten years:

Year Ending December 31,	(in thousands)

2020	$37
2021	396
2022	233
2023	233
2024	233
2025-2029	1,007

18.STOCK-BASED COMPENSATION

Under the HarborOne Bancorp, Inc. 2017 Stock Option and Incentive Plan (the “Equity Plan”), adopted on August 9, 2017, the Company may grant options, stock appreciation rights, restricted stock, restricted units, unrestricted stock awards, cash based awards, performance share awards, and dividend equivalent rights to its directors, officers and employees. Total shares reserved for issuance under the plan are 3,730,146. Both incentive stock options and non-qualified stock options may be granted under the Equity Plan, with the total shares reserved for options equaling 2,664,391. The exercise price of each option equals the market price of the Company’s stock on the date of grant and the maximum term of each option is ten years. The total number of shares reserved for restricted stock or restricted units is 1,065,755. Options and awards vest ratably over three years. The fair value of shares awarded is based on the market price at the date of grant.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Expense related to options and restricted stock granted to directors is recognized within other noninterest expense.

The following table presents the pre-tax expense associated with stock options and restricted stock awards and the related tax benefits recognized for the years presented:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)

Employee compensation expense:
Stock options	$1,213	$694	$600
Restricted stock awards	2,204	2,360	895
Directors' fee expense:
Stock options	572	629	246
Restricted stock awards	860	910	355
Total stock-based compensation expense	$4,849	$4,593	$2,096
Related tax benefits recognized in earnings	$1,042	$965	$589

The Company has standard form agreements used for stock option and restricted stock awards. The standard form agreements used for the Chief Executive Officer and all other executive officers have previously been disclosed in Securities and Exchange Commission filings and generally provide that: (1) any unvested options or unvested restricted stock vest upon a Change in Control, which is an event described in Section 280G of the Internal Revenue Code of 1986; and, that (2) any stock options which vest pursuant to a Change in Control will be cashed out at the difference between the acquisition price and the exercise price of the stock option.

Stock Options

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

•	Volatility is based on peer group volatility due to lack of sufficient trading history for the Company.

•	Expected life represents the period of time that the option is expected to be outstanding, taking into account the contractual term and the vesting period.

•	Expected dividend yield is based on the Company’s history and expectation of dividend payouts.

•	The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equivalent to the expected life of the option.

During the years ended December 31, 2019 and 2018, the Company made the following awards of nonqualified options to purchase shares of common stock:

	Year Ended December 31,
	2019	2018	2017

Options granted	583,565	289,890	1,585,924
Vesting period (years)	3	3	3
Term (years)	10	10	10
Weighted average expected volatility	22.09%	22.16%	24.00%
Expected life (years)	6	6	6
Expected dividend yield	—%	—%	—%
Weighted average risk free interest rate	2.46%	2.93%	1.88%
Weighted average fair value per option	$ 2.49	$ 2.83	$ 2.82

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

A summary of stock option activity for the year ended December 31, 2019 is presented in the table below:

	Outstanding				Nonvested
			Weighted
			Average			Weighted
		Weighted	Remaining	Aggregate		Average
	Stock Option	Average	Contractual	Intrinsic	Stock Option	Grant Date
	Awards	Exercise Price	Term (years)	Value	Awards	Fair Value

Balance at January 1, 2019	1,778,407	$10.17			1,249,793	$2.82
Granted	583,565	9.09			583,565	2.49
Vested					(555,622)	2.83
Forfeited	(81,191)	10.20			(81,191)	2.81
Expired	(111,538)	10.23			—	—
Balance at December 31, 2019	2,169,243	$9.87	8.20	$2,419,000	1,196,545	$2.66
Exercisable at December 31, 2019	972,698	$10.19	7.80	$—
Unrecognized cost inclusive of directors' awards	$2,321,000
Weighted average remaining recognition period (years)	1.61

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

The following table presents the activity in non-vested stock awards under the Equity Plan for the year ended December 31, 2019:

	Restricted	Weighted Average
	Stock Awards	Grant Price

Non-vested stock awards at January 1, 2019	617,293	$10.24
Vested	(298,484)	10.23
Granted	47,276	9.94
Forfeited	(32,319)	10.20
Non-vested stock awards at December 31, 2019	333,766	$10.20
Unrecognized cost inclusive of directors' awards	$2,217,000
Weighted average remaining recognition period (years)	0.92

19.STOCKHOLDERS’ EQUITY

Minimum Regulatory Capital Requirements

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

Under the capital rules, risk-based capital ratios are calculated by dividing Tier 1 and total risk-based capital, respectively, by risk-weighted assets.  Assets and off-balance sheet credit equivalents are assigned to one of several risk-weight categories, based primarily on relative risk.  The rules require banks and bank holding companies to maintain a minimum common equity Tier 1 capital ratio of 4.5%, a minimum Tier 1 capital ratio of 6.0%, a total capital ratio of 8.0% and a leverage ratio of 4.0%.  Additionally, the capital

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

rules require a bank holding company to establish a capital conservation buffer of common equity Tier 1 capital in an amount above the minimum risk-based capital requirements equal to 2.5% of total risk weighted assets, or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases.

Under the FDIC’s rules, an insured state nonmember bank is considered “well capitalized” if it (i) has a total risk-based capital ratio of 10.0% or greater; (ii) a Tier 1 risk-based capital ratio of 8.0% or greater; (iii) a common Tier 1 equity ratio of 6.5% or greater, (iv) a leverage capital ratio of 5.0% or greater; and (v) is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.  A bank holding company is considered “well capitalized” if the bank holding company (i) has a total risk-based capital ratio of at least 10.0%, (ii) has a Tier 1 risk-based capital ratio of at least 6.0%, and (iii) is not subject to any written agreement order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.  Prompt corrective action provisions are not applicable to bank holding companies.

At December 31, 2019, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes and also exceeded the minimum capital requirements, including the applicable capital conservation buffer of 2.5%.

The Company’s and Bank’s regulatory capital ratios as of December 31, 2019 and 2018 are presented in the table below.

					Minimum Required to be
					Considered “Well Capitalized”
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

HarborOne Bancorp, Inc.
December 31, 2019
Common equity Tier 1 capital to risk-weighted assets	$590,122	18.7%	$142,048	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	590,122	18.7	189,397	6.0	N/A	N/A
Total capital to risk-weighted assets	649,182	20.6	252,529	8.0	N/A	N/A
Tier 1 capital to average assets	590,122	15.3	154,659	4.0	N/A	N/A

December 31, 2018
Common equity Tier 1 capital to risk-weighted assets	$283,738	9.9%	$129,246	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	283,738	9.9	172,328	6.0	N/A	N/A
Total capital to risk-weighted assets	339,393	11.8	229,771	8.0	N/A	N/A
Tier 1 capital to average assets	283,738	8.2	137,919	4.0	N/A	N/A

HarborOne Bank
December 31, 2019
Common equity Tier 1 capital to risk-weighted assets	$453,707	14.4%	$142,053	4.5%	$205,188	6.5%
Tier 1 capital to risk-weighted assets	453,707	14.4	189,404	6.0	252,539	8.0
Total capital to risk-weighted assets	477,767	15.1	252,539	8.0	315,674	10.0
Tier 1 capital to average assets	453,707	12.2	149,272	4.0	186,591	5.0

December 31, 2018
Common equity Tier 1 capital to risk-weighted assets	$296,738	10.3%	$129,250	4.5%	$186,694	6.5%
Tier 1 capital to risk-weighted assets	296,738	10.3	172,333	6.0	229,778	8.0
Total capital to risk-weighted assets	317,393	11.1	229,778	8.0	287,222	10.0
Tier 1 capital to average assets	296,738	8.6	137,784	4.0	172,230	5.0

Dividend Restrictions

The Bank is subject to dividend restrictions imposed by various regulators, including a limitation on the total of all dividends that the Bank may pay to the Company in any calendar year. The total of all dividends shall not exceed the Bank’s net income for the

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

current year (as defined by statute), plus the Bank’s net income retained for the two previous years, without regulatory approval. Dividends from the Bank are an important source of funds to the Company to make dividend payments on its common stock and for its other cash needs. The ability of the Company and the Bank to pay dividends is dependent on regulatory policies and regulatory capital requirements. The ability to pay such dividends in the future may be adversely affected by new legislation or regulations, or by changes in regulatory policies relating to capital, safety and soundness, and other regulatory concerns.

Preferred Stock

The Company has 1,000,000 shares of preferred stock, no par value, authorized, and none issued or outstanding.

20.COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities are reported as a separate component of the retained earnings section of the balance sheets, such items, along with net income, are components of comprehensive income (loss).

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	December 31,
	2019	2018
	(in thousands)

Securities available for sale:
Net unrealized gain (loss)	$1,899	$(3,023)
Related tax effect	(419)	665
Total accumulated other comprehensive income (loss)	$1,480	$(2,358)

The following tables present changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017

	Available	Available	Available	Directors'
	for Sale	for Sale	for Sale	Retirement
	Securities	Securities	Securities	Plan	Total
	(in thousands)

Balance at beginning of year	$(2,358)	$(528)	$(665)	$(625)	$(1,290)

Other comprehensive income (loss) before reclassifications	6,266	(2,212)	211	—	211
Reclassification of stranded effect of tax rate change	—	(104)	—	—	—
Amounts reclassified from accumulated other comprehensive income	(1,344)	—	—	1,162	1,162
Gains (losses) arising during the period and prior service cost	—	—	—	(146)	(146)
Net current period other comprehensive income (loss)	4,922	(2,316)	211	1,016	1,227
Related tax effect	(1,084)	486	(74)	(391)	(465)
Balance at end of year	$1,480	$(2,358)	$(528)	$—	$(528)

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

21.FAIR VALUE OF ASSETS AND LIABILITIES

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

The following methods and assumptions were used by the Company in estimating fair value disclosures:

Cash and cash equivalents - The carrying amounts of cash and cash equivalents approximate fair values based on the short-term nature of the assets.

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

Federal Home Loan Bank stock - The fair value of FHLB stock is equal to cost based on redemption provisions.

Mortgage loans held for sale - Fair values are based on prevailing market prices for similar commitments.

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

Mortgage servicing rights - Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income.

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

Forward loan sale commitments and derivative loan commitments - Forward loan sale commitments and derivative loan commitments are based on fair values of the underlying mortgage loans and the probability of such commitments being exercised.  The assumptions for pull-through rates are derived from internal data and adjusted using management judgment. Derivative loan commitments include the non-refundable costs of originating the loan based on the Company’s internal cost analysis that is not observable and the value of servicing.   The weighted average pull-through rate for derivative loan commitments was approximately 85% at both December 31, 2019 and 2018.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Interest rate swaps - The Company’s interest rate swaps are traded in over-the-counter markets where quoted market prices are not readily available.  For these interest rate derivatives, fair value is determined by a third party utilizing models that use primarily market observable inputs, such as swap rates and yield curves.  The pricing models used to value interest rate swaps calculate the sum of each instrument’s fixed and variable cash flows, which are then discounted using an appropriate yield curve to arrive at the fair value of each swap.  The pricing models do not contain a high level of subjectivity as the methodologies used do not require significant judgment.  The Company incorporates credit valuation analysis for counterparty nonperformance risk in the fair value measurement, including the impact of netting applicable credit enhancements such as available collateral.

Off-balance sheet credit-related instruments - Fair values for off-balance sheet, credit related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  The fair value of off-balance sheet instruments is immaterial.

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

Transfers between levels are recognized at the end of the reporting period, if applicable.  Transfers did not occur in the periods presented.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

				Total
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)

December 31, 2019
Assets

Securities available for sale	$—	$239,473	$—	$239,473
Loans held for sale	—	110,552	—	110,552
Mortgage servicing rights	—	17,150	—	17,150
Derivative loan commitments	—	—	1,385	1,385
Forward loan sale commitments	—	—	26	26
Interest rate swaps	—	15,092	—	15,092
	$—	$382,267	$1,411	$383,678
Liabilities

Derivative loan commitments	$—	$—	$174	$174
Forward loan sale commitments	—	—	158	158
Interest rate swaps	—	15,092	—	15,092
	$—	$15,092	$332	$15,424

December 31, 2018
Assets

Securities available for sale	$—	$209,293	$—	$209,293
Loans held for sale	—	42,107	—	42,107
Mortgage servicing rights	—	22,217	—	22,217
Derivative loan commitments	—	—	1,261	1,261
Interest rate swaps	—	3,193	—	3,193
	$—	$276,810	$1,261	$278,071
Liabilities

Derivative loan commitments	$—	$—	$112	$112
Forward loan sale commitments	—	—	518	518
Interest rate swaps	—	3,193	—	3,193
	$—	$3,193	$630	$3,823

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The table below presents, for the years ended December 31, 2019, 2018 and 2017, the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis.

	Year Ended December 31,
	2019	2018	2017
	(in thousands)

Assets: Derivative and Forward Loan Sale Commitments:

Balance at beginning of year	$1,261	$1,093	$2,722

Total gains (losses) included in net income (1)	150	168	(1,629)
Balance at end of year	$1,411	$1,261	$1,093

Changes in unrealized gains relating to instruments at year end	$1,411	$1,261	$1,093

Liabilities: Derivative and Forward Loan Sale Commitments:

Balance at beginning of year	$(630)	$(119)	$(576)

Total gains (losses) included in net income (1)	298	(511)	457
Balance at end of year	$(332)	$(630)	$(119)

Changes in unrealized losses relating to instruments at year end	$(332)	$(630)	$(119)

(1) Included in mortgage banking income on the Consolidated Statements of Income.

Assets Measured at Fair Value on a Non-recurring Basis

The Company may also be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  There were no liabilities measured at fair value on a non-recurring basis at December 31, 2019 and 2018.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets.

	December 31,
	2019			2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)

Asset held for sale	$—	$—	$8,536	$—	$—	$—
Impaired loans	—	—	3,878	—	—	2,086
Other real estate owned and repossessed assets	—	—	719	—	—	749
	$—	$—	$13,133	$—	$—	$2,835

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Losses in the following table represent the amount of the fair value adjustments recorded during the year on the carrying value of the assets held at December 31, 2019 and 2018, respectively.

	Year Ended December 31,
	2019	2018
	(in thousands)

Asset held for sale	$482	$—
Impaired loans	633	409
Other real estate owned and repossessed assets	—	88
	$1,115	$497

Losses applicable to write-downs of impaired loans, other real estate owned and repossessed assets and assets held for sale are based on the appraised value of the underlying collateral less estimated costs to sell.  The losses on impaired loans is not recorded directly as an adjustment to current earnings, but rather as a component in determining the allowance for loan losses.  The losses on other real estate owned and repossessed assets and assets held for sale represent adjustments in valuation recorded during the time period indicated and not for losses incurred on sales.  Appraised values are typically based on a blend of (a) an income approach using observable cash flows to measure fair value, and (b) a market approach using observable market comparables.  These appraised values may be discounted based on management’s historical knowledge, expertise or changes in market conditions from time of valuation.

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

	December 31, 2019
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)

Financial assets:
Cash and cash equivalents	$211,616	$211,616	$—	$—	$211,616
Securities available for sale	239,473	—	239,473	—	239,473
Securities held to maturity	26,372	—	26,927	—	26,927
Federal Home Loan Bank stock	17,121	—	—	17,121	17,121
Loans held for sale	110,552	—	110,552	—	110,552
Loans, net	3,147,498	—	—	3,176,442	3,176,442
Retirement plan annuities	13,333	—	—	13,333	13,333
Mortgage servicing rights	17,150	—	17,150	—	17,150
Accrued interest receivable	9,807	—	9,807	—	9,807

Financial liabilities:
Deposits	2,942,873	—	—	2,943,899	2,943,899
Borrowed funds	354,132	—	354,881	—	354,881
Subordinated debt	33,907	—	—	34,619	34,619
Mortgagors' escrow accounts	6,053	—	—	6,053	6,053
Accrued interest payable	1,669	—	1,669	—	1,669

Derivative loan commitments:
Assets	1,385	—	—	1,385	1,385
Liabilities	174	—	—	174	174

Interest rate swap agreements:
Assets	15,092	—	15,092	—	15,092
Liabilities	15,092	—	15,092	—	15,092

Forward loan sale commitments:
Assets	26	—	—	26	26
Liabilities	158	—	—	158	158

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

	December 31, 2018
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)

Financial assets:
Cash and cash equivalents	$105,521	$105,521	$—	$—	$105,521
Securities available for sale	209,293	—	209,293	—	209,293
Securities held to maturity	44,688	—	44,706	—	44,706
Federal Home Loan Bank stock	24,969	—	—	24,969	24,969
Loans held for sale	42,107	—	42,107	—	42,107
Loans, net	2,964,852	—	—	2,959,333	2,959,333
Retirement plan annuities	12,931	—	—	12,931	12,931
Mortgage servicing rights	22,217	—	22,217	—	22,217
Accrued interest receivable	9,996	—	9,996	—	9,996

Financial liabilities:
Deposits	2,685,061	—	—	2,678,989	2,678,989
Borrowed funds	519,936	—	518,224	—	518,224
Subordinated debt	33,799	—	—	34,338	34,338
Mortgagors' escrow accounts	4,551	—	—	4,551	4,551
Accrued interest payable	1,611	—	1,611	—	1,611

Derivative loan commitments:
Assets	1,261	—	—	1,261	1,261
Liabilities	112	—	—	112	112

Interest rate swap agreements:
Assets	3,193	—	3,193	—	3,193
Liabilities	3,193	—	3,193	—	3,193

Forward loan sale commitments:
Assets	—	—	—	—	—
Liabilities	518	—	—	518	518

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

22.EARNINGS PER SHARE (“EPS”)

Basic EPS represents net income attributable to common shareholders divided by the weighted-average number of common shares outstanding during the period.  Unvested restricted shares are participating securities and included in the computation of basic earnings per share.  Diluted EPS is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding, plus the effect of potential dilutive common stock equivalents outstanding during the period.  Unallocated ESOP shares are not deemed outstanding for EPS calculations. For the years ended December 31, 2019, 2018 and 2017, earnings per common share have been computed based on the following:

	Year Ended December 31,
	2019	2018	2017

Net income applicable to common stock (in thousands)	$18,268	$11,394	$10,379

Average number of common shares outstanding	58,451,387	58,549,990	58,035,264
Less: Average unallocated ESOP shares	(2,719,750)	(1,860,399)	(1,966,975)
Average number of common shares outstanding used to calculate basic earnings per common share	55,731,637	56,689,591	56,068,289
Common stock equivalents	139	—	—
Average number of common shares outstanding used to calculate diluted earnings per common share	55,731,776	56,689,591	56,068,289

Earnings per common share:
Basic	$0.33	$0.20	$0.19
Diluted	$0.33	$0.20	$0.19

Share amounts related to periods prior to the August 14, 2019 closing of the conversion offering have been restated to give retroactive recognition to the 1.795431 exchange ratio applied in the  conversion offering.

Options for 2,169,243,  1,778,407 and 1,585,924 shares were not included in the computation of diluted earnings per share for the years ended December 31, 2019, 2018 and 2017, respectively, because to do so would have been antidilutive.

23.SEGMENT REPORTING

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Information about the reportable segments and reconciliation to the Consolidated Financial Statements at December 31, 2019, 2018 and 2017, and for the years then-ended are presented in the tables below.

	Year Ended December 31, 2019
	HarborOne	HarborOne	HarborOne
	Bank	Mortgage	Bancorp, Inc.	Eliminations	Consolidated
	(in thousands)

Net interest and dividend income (expense)	$109,106	$1,064	$(1,108)	$—	$109,062
Provision for loan losses	4,747	—	—	—	4,747
Net interest and dividend income (loss), after provision for loan losses	104,359	1,064	(1,108)	—	104,315
Mortgage banking income:
Changes in mortgage servicing rights fair value	(1,431)	(4,810)	—	—	(6,241)
Other	312	43,581	—	—	43,893
Total mortgage banking income (loss)	(1,119)	38,771	—	—	37,652
Other noninterest income (loss)	23,365	(45)	—	—	23,320
Total noninterest income	22,246	38,726	—	—	60,972
Noninterest expense	100,688	39,753	2,170	—	142,611
Income (loss) before income taxes	25,917	37	(3,278)	—	22,676
Provision (benefit) for income taxes	5,019	(77)	(534)	—	4,408
Net income (loss)	$20,898	$114	$(2,744)	$—	$18,268

Total assets at year end	$3,925,328	$165,863	$701,181	$(733,451)	$4,058,921
Goodwill at year end	$59,042	$10,760	$—	$—	$69,802

	Year Ended December 31, 2018

	HarborOne	HarborOne	HarborOne
	Bank	Mortgage	Bancorp Inc.	Eliminations	Consolidated
	(in thousands)

Net interest and dividend income	$88,478	$1,018	$39,434	$(40,000)	$88,930
Provision for loan losses	3,828	—	—	—	3,828
Net interest and dividend income, after provision for loan losses	84,650	1,018	39,434	(40,000)	85,102
Mortgage banking income:
Changes in mortgage servicing rights fair value	(375)	(1,021)	—	—	(1,396)
Other	2,024	29,981	—	—	32,005
Total mortgage banking income	1,649	28,960	—	—	30,609
Other noninterest income	18,587	2	—	—	18,589
Total noninterest income	20,236	28,962	—	—	49,198
Noninterest expense	86,586	31,639	1,868	—	120,093
Income (loss) before income taxes	18,300	(1,659)	37,566	(40,000)	14,207
Provision (benefit) for income taxes	3,463	(262)	(388)	—	2,813
Net income (loss)	$14,837	$(1,397)	$37,954	$(40,000)	$11,394

Total assets at year end	$3,657,982	$89,461	$391,692	$(486,014)	$3,653,121
Goodwill at year end	$59,582	$10,506	$—	$—	$70,088

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

	Year Ended December 31, 2017

	HarborOne	HarborOne	HarborOne
	Bank	Mortgage	Bancorp Inc.	Eliminations	Consolidated
	(in thousands)

Net interest and dividend income	$72,495	$1,707	$146	$—	$74,348
Provision for loan losses	2,416	—	—	—	2,416
Net interest and dividend income, after provision for loan losses	70,079	1,707	146	—	71,932
Mortgage banking income:
Changes in mortgage servicing rights fair value	(785)	(1,271)	—	—	(2,056)
Other	2,740	36,511	—	—	39,251
Total mortgage banking income	1,955	35,240	—	—	37,195
Other noninterest income	17,295	44	—	—	17,339
Total noninterest income	19,250	35,284	—	—	54,534
Noninterest expense	74,460	34,181	773	—	109,414
Income (loss) before income taxes	14,869	2,810	(627)	—	17,052
Provision (benefit) for income taxes	7,382	(998)	289	—	6,673
Net income (loss)	$7,487	$3,808	$(916)	$—	$10,379

Total assets at year end	$2,647,510	$96,462	$343,896	$(402,948)	$2,684,920
Goodwill at year end	$3,186	$10,179	$—	$—	$13,365

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

24.CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Condensed financial information relative to HarborOne Bancorp, Inc.’s balance sheet at December 31, 2019 and 2018 and the related statements of net income and cash flows for the years ended December 31, 2019, 2018 and 2017 are presented below.  The statement of stockholders’ equity is not presented below as the parent company’s stockholders’ equity is that of the consolidated company.

Balance Sheet	December 31,
	2019	2018
	(in thousands)

Assets
Cash and due from banks	$135,067	$9,952
Investment in common stock of HarborOne Bank	529,380	370,574
Loan receivable - ESOP	33,407	10,440
Due from subsidiary	2,456	—
Other assets	871	726
Total assets	$701,181	$391,692

Liabilities and Stockholders' Equity
Subordinated debt	$33,907	$33,799
Other liabilities and accrued expenses	1,480	180
Due to subsidiary	—	139
Stockholders' equity	665,794	357,574
Total liabilities and stockholders' equity	$701,181	$391,692

Statement of Net Income	Year Ended December 31,
	2019	2018	2017
	(in thousands)

Dividends from subsidiary	$—	$40,000	$—
Interest from bank deposits	15	163	63
Interest on short-term investments	953	12	83
Interest on ESOP loan	1,062	488	422
Total income	2,030	40,663	568
Interest expense	2,076	741	—
Operating expenses	3,232	2,356	1,195
Total expenses	5,308	3,097	1,195
Income (loss) before income taxes and equity in undistributed net income (loss) of HarborOne Bank	(3,278)	37,566	(627)
Income tax provision (benefit)	(534)	(388)	289
Income (loss) before equity in income of subsidiaries	(2,744)	37,954	(916)
Equity in undistributed net income (loss) of HarborOne Bank	21,012	(26,560)	11,295
Net income	$18,268	$11,394	$10,379

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Statement of Cash Flows	Year Ended December 31,
	2019	2018	2017
	(in thousands)

Cash flows from operating activities:
Net income	$18,268	$11,394	$10,379
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity in undistributed net (income) loss of HarborOne Bank	(21,012)	26,560	(11,295)
Deferred income tax provision (benefit)	139	440	445
Share-based compensation	1,432	1,568	600
Net change in other assets	(284)	(841)	1,065
Net change in other liabilities	1,299	577	385
Net cash provided (used) by operating activities	(158)	39,698	1,579

Cash flows from investing activities:
Investment in HarborOne Bank	(152,713)	(10,000)	—
Repayment of ESOP loan	1,862	404	417
Advances to subsidiary	(2,456)	—	—
Cash paid for acquisitions, net of cash acquired	—	(122,235)	—
Net cash provided (used) by investing activities	(153,307)	(131,831)	417

Cash flows from financing activities:
Issuance of common stock	304,161	—	—
Repurchase of common stock	(721)	(1,267)	(280)
Purchase of shares by ESOP	(24,829)	—	—
Proceeds from advance from subsidiary	—	139	—
Repayment of advance from subsidiary	(139)
Proceeds from subordinated debt issuance	—	33,720	—
Amortization of subordinated debt issuance costs	108	79	—
Net cash provided (used) by financing activities	278,580	32,671	(280)

Net change in cash and cash equivalents	125,115	(59,462)	1,716
Cash and cash equivalents at beginning of year	9,952	69,414	67,698
Cash and cash equivalents at end of year	$135,067	$9,952	$69,414

25.SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2019	2018	2019	2018	2019	2018	2019	2018 (1)
	(in thousands, except share data)

Interest and dividend income	$37,053	$24,685	$38,278	$26,251	$39,730	$27,849	$39,723	$36,923
Interest expense	11,023	4,561	11,565	5,356	11,745	6,728	11,389	10,133
Net interest and dividend income	26,030	20,124	26,713	20,895	27,985	21,121	28,334	26,790
Provision for loan losses	857	808	1,750	886	889	632	1,251	1,502
Other noninterest income	9,842	11,349	14,451	12,557	17,196	13,640	18,139	11,647
Gain on sale and call of securities, net	—	—	1,267	—	77	—	—	5
Total noninterest income	9,842	11,349	15,718	12,557	17,273	13,640	18,139	11,652
Total noninterest expenses	32,592	27,599	35,081	28,518	36,203	27,383	38,735	36,593
Provision for income taxes	356	814	819	945	1,053	818	2,180	236
Net income	$2,067	$2,252	$4,781	$3,103	$7,113	$5,928	$4,307	$111

Basic earnings per share (2)	$0.04	$0.04	$0.08	$0.05	$0.13	$0.10	$0.08	$—
Diluted earnings per share (2)	$0.04	$0.04	$0.08	$0.05	$0.13	$0.10	$0.08	$—
Weighted average common shares, basic (2)	56,666,979	56,681,432	56,704,297	56,697,860	55,638,734	56,691,125	54,208,629	56,684,405
Weighted average common shares, diluted (2)	56,666,979	56,681,432	56,704,297	56,697,860	55,638,734	56,692,204	54,209,182	56,684,405

(1) Increases in income and expenses are primarily due to the acquisition of Coastway Bank on October 5, 2018, including the related merger expenses.

(2) Share amounts related to periods prior to the August 14, 2019 closing of the conversion offering have been restated to give retroactive recognition to the 1.795431 exchange ratio applied in the conversion offering.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

26.SUBSEQUENT EVENTS

In February 2020, with the intention to reduce credit risk in the investment portfolio and to support the Bank’s credit risk policy, the Bank executed the sale of five held-to-maturity investments. The securities had a total amortized cost of $4.5 million and a $1.3 million gain on sale was recorded in the first quarter of 2020. As a result, the remaining held to maturity securities, with an amortized cost of $21.5 million and an unrealized gain of approximately $522,000, were transferred to the available for sale category at a fair value of $22.1 million.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2019. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well-designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported as of the end of the period covered by this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of HarborOne Bancorp, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. HarborOne Bancorp, Inc.’s internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflects the transactions and disposition of the assets of the Company;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2019.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Each of the directors of HarborOne Bancorp is also a director of HarborOne Bank. Additionally, each executive officer of HarborOne Bancorp is an executive officer of HarborOne Bank.

Directors

The following table sets forth certain information with respect to each director, based upon information furnished by each director.

				Director	Term
Name	Age	Position(s)	Independent	Since (1)	Expires
Joseph F. Barry	78	Director	Yes	1987	2022
Mandy L. Berman	49	Director	Yes	2019	2021
James W. Blake	68	Chief Executive Officer	No	1995	2022
Joseph F. Casey	59	President and Chief Operating Officer	No	2017	2020
David P. Frenette, Esq.	64	Director	Yes	2007	2020
Gordon Jezard	85	Director	Yes	1983	2021
Barry R. Koretz	75	Director	Yes	1987	2020
Timothy R. Lynch	64	Director	Yes	2011	2022
William A. Payne	62	Director	Yes	2017	2021
Wallace H. Peckham, III, MBA, CPA	77	Director	Yes	1981	2021
Michael J. Sullivan, Esq.	65	Chairman of the Board	Yes	2015	2020
Damian W. Wilmot, Esq.	44	Director	Yes	2019	2022

(1)	The dates for Messrs. Barry, Blake, Frenette, Jezard, Koretz, Lynch, Peckham and Sullivan reflect their initial appointment to the HarborOne Bank Board of Directors.

The following includes a brief biography for each of our directors. The biographical description below for each director includes the specific experience, qualifications, attributes and skills that the Company’s Nominating and Governance Committee and the Board of Directors would expect to consider if it were making a conclusion currently as to whether such person should serve as a director. There are no family relationships among any of our directors or executive officers.

In addition to the information presented below regarding each person’s specific experience, qualifications, attributes and skills that led our Board to the conclusion that he or she should serve as a director, we also believe all of our directors have a reputation for integrity, honesty and adherence to high ethical standards. They each have demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment to service to the Company and its shareholders.

Each of the Company’s directors currently serves as a director of HarborOne Bank.

Joseph F. Barry retired in 2003 as Senior Vice President of HMI, Inc., a travel marketing firm located in Norwood, Massachusetts, after 14 years with the company. Before joining HMI, Inc., Mr. Barry was Vice President at Knapp Shoes, Inc. from 1986 to 1989 and Vice President at Herman Shoe International, Inc. from 1983 to 1986. Mr. Barry was selected to serve as a director because of his business experience and ability to assist us in strategic planning.

Mandy L. Berman has served as the Chief Operating Officer of 42 North Dental since 2019. 42 North Dental is a leading dental support organization in New England supporting over two dozen practice brands in more than 74 locations. The principal office is located in Waltham Massachusetts. Previously she was the Chief Administrative Officer and Executive Vice President, Operations of Bright Horizons Family Solutions, a NYSE listed company headquartered in Watertown, Massachusetts, a position she held from 2016 to February 2019. From 2005 to 2016, Ms. Berman held various roles at Bright Horizons Family Solutions, including Acting CIO (2014 to 2016); Executive Vice President, Global and Back-Up Care Operations (2014 to 2015); Senior Vice President, Back-Up Care Services (2009 to 2013); and Vice President, Back-Up Division (2005 to 2009). Ms. Berman was an executive at ChildrenFirst, Inc. from 2000 to 2005, when the company was acquired by Bright Horizons Family Solutions. Prior to Ms. Berman’s tenure at ChildrenFirst, she held positions at Project Achieve, The Parthenon Group and Bain & Company. Ms. Berman holds an A.B. from Princeton University and an M.B.A. from the Harvard Business School, where she graduated with distinction. Ms. Berman serves on the Board of Directors of One Goal Massachusetts, and is a professional development mentor and coach for Education Pioneers. Ms. Berman was selected to serve as a director because of her experience as a global executive with a record of strong financial results and operational performance.

James W. Blake has served as Chief Executive Officer of HarborOne Bancorp since 2016. He has served as Chief Executive Officer of HarborOne Bank since 1995, and served as President of HarborOne Bank from 1995 to 2017, after serving as Chief Operating Officer from 1993 to 1994. Prior to joining HarborOne Bank, Mr. Blake was Senior Vice President of Retail Banking and Marketing at Mechanics Bank in Worcester, Massachusetts, from 1986 to 1993. Mr. Blake has served on the Community Depository Institutions Advisory Council of the Federal Reserve Bank of Boston. Since 2011, he has served on the Signature Healthcare Executive Business Council, and the YMCA Foundation. He also currently serves on the board of the Connecticut Online Computer Center, a position he has held since 2003. He also served on the board of the Massachusetts Credit Union League, from 1998 to 2012. As Chief Executive Officer, Mr. Blake is familiar with our banking operations and provides the Board of Directors with insight into our challenges, opportunities and operations. In addition, he was selected to serve as a director because of his extensive banking experience and familiarity with our market area.

Joseph F. Casey joined HarborOne Bank in 2004. He has served as President and Chief Operating Officer of HarborOne Bancorp since May 2018 and was previously Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer of the Company from 2016 until 2018. He was appointed President and Chief Operating Officer of HarborOne Bank in February 2017. Prior to his current position, he served as Executive Vice President and Chief Financial Officer of HarborOne Bank from 2006 to 2015 and Senior Vice President and Chief Financial Officer from 2004 to 2006. Before joining HarborOne Bank, Mr. Casey was Vice President at Seacoast Financial Services in New Bedford, Massachusetts and Senior Vice President, Chief Financial Officer and Treasurer at Compass Bank for Savings in New Bedford, Massachusetts from 2003 to 2004, and prior to that held various titles, including Chief Financial Officer, Treasurer, Controller and Internal Auditor during his 17 years with Andover Bancorp, Inc. in Andover, Massachusetts. He is an inactive Certified Public Accountant. Mr. Casey was selected to serve as a director because of his extensive banking, financial and accounting experience and familiarity with our banking operations and market area.

David P. Frenette, Esq. is an attorney in solo practice in Brockton, Massachusetts, focusing primarily on elder law, estate planning, residential and commercial real estate and business organization. Mr. Frenette has practiced law for over 25 years. Mr. Frenette was a partner at Frenette & Dukess from 1995 to 2012 and with Wheatley, Frenette & Dukess from 1990 to 1995, specializing in real estate closings for local banks, including HarborOne Bank. Mr. Frenette has served on the Board of Trustees of Signature Healthcare Brockton Hospital since 1999, as well as on the boards at the Old Colony YMCA since 1993. He is also an active member at Rotary Club of Brockton. Mr. Frenette was selected to serve as a director because of his extensive experience in the practice of law, particularly in real estate, and because of his involvement and knowledge of the local community.

Gordon Jezard retired in 2012 after a 28-year career in the automotive parts and supplies retail business, as owner of and director of operations at Bettridge Auto Parts, Inc. in Brockton, Massachusetts, which he sold in 2012. Prior to his tenure at Bettridge Auto Parts, Inc., Mr. Jezard held management positions at Eastern Edison Co., an electric company in Brockton, Massachusetts. Mr. Jezard is a graduate of Northeastern University with degrees in Business Management and Electrical Engineering. Mr. Jezard was selected to serve as a director because of his knowledge of and experience working with small businesses.

Barry R. Koretz retired from BKA Architects, Inc. in 2017. He was the President and founder of BKA Architects, Inc. in Brockton, Massachusetts, a full-service commercial architecture and design firm he started in 1974. As President of BKA Architects, Inc., Mr. Koretz was responsible for matters related to finance, administration, business development and project management of the 50-person firm with approximately $7 million in annual billings. Mr. Koretz has served as co-chair of the Signature Healthcare Executive Business Council since 2012 and the Signature Healthcare Capital Campaign Steering Committee since 2015, and as a director of the Brockton Boys and Girls Club since 2000. Previously, Mr. Koretz was a member of the Board of Trustees of Brockton Hospital and the boards of directors of Metro South Chamber of Commerce and the United Way of Greater Plymouth County. Mr. Koretz was selected to serve as a director because of his experience owning and managing a business in our market area, which, together with his knowledge of and service to our local community, provides a unique perspective on the needs of customers in our market area.

Timothy R. Lynch has served as Senior Vice President and Chief Medical Officer of South Shore Health System since January 2019. Prior to that he served as Chief Medical Officer at South Shore Hospital from May 2017 to January 2019. He is also an Assistant Professor of Medicine and the South Shore Health Dean of Tufts University School of Medicine. He was Chairman of the Department of Medicine from March 2016 through May 2017, and has been a practicing internist at South Shore Medical Center since 2013. Dr. Lynch was the Chief Medical Officer at South Shore Physician Ambulatory Enterprise (SSPAE) in Weymouth, Massachusetts, from 2015 to 2016. Prior to that, Dr. Lynch was Lead Hospital Physician, South Region at Atrius Health from 2013 to 2015. From 1996 to 2013, Dr. Lynch held the following positions at Signature Healthcare: Vice President of Quality from 2011 to 2013; Vice President of the Medical Staff from 2010 to 2013; Vice Chairman, Physician Hospital Organization Board of Directors from 2003 to 2008; Trustee, Signature Healthcare Corporation from 2002 to 2013; Trustee, Signature Healthcare Brockton Hospital Incorporated from 2002 to 2013; and Patient Care Assessment Coordinator from 1996 to 2013. Dr. Lynch currently serves as a member of the board of directors of Connected Care of Southeastern Massachusetts. Dr. Lynch was selected to serve as a director because of his management experience, including strategic planning, budget development and state, federal and industry regulatory compliance.

William A. Payne is a principal and co-founder of PRW Wealth Management, LLC, an independent registered investment advisor serving the planning needs of both the mid-market corporate marketplace and high net worth families for over 30 years.   Mr. Payne holds both the series 7 and 63 securities licenses.  He also has several professional designations, including Chartered Financial Consultant and Masters in Financial Services. In 1999, Mr. Payne’s firm was one of the founding companies in National Financial Partners, a financial services company which became publicly traded on the NYSE in 2003.   In addition, Mr. Payne has served on the board of the Old Colony YMCA since 1995, serving as Board Chairman from 2003 to 2005.  Mr. Payne also serves on the board of Lion Street Inc., a financial services company based in Austin, Texas.   Mr. Payne was selected to serve as a director because of his experience in wealth management and knowledge of the financial markets.

Wallace H. Peckham, III, MBA, CPA retired in 2015 from Conley & Wood, CPA’s P.C., in South Easton, Massachusetts, where he had worked since 2013 following its merger with the company he founded in 2010, Peckham & Eidlin, CPA’s, P.C., in Brockton, Massachusetts. Mr. Peckham has been self-employed since 1982 as a certified public accountant in private practice throughout Brockton, Massachusetts, providing professional services to individuals and the business community. Mr. Peckham has been a member of the Board of Trustees of Signature Healthcare, Brockton Hospital since 2007 and served as chairman from 2013 to 2014. He is a member of the Rotary Club of Brockton. Mr. Peckham was selected to serve as a director because of his financial and accounting experience, which provides a unique perspective with respect to the preparation and review of our financial statements, the supervision of our independent auditors and the review and oversight of our financial controls and procedures, accounting practices and tax matters.

Michael J. Sullivan, Esq. has been a partner at the Ashcroft Law Firm, LLC in Boston, Massachusetts since 2009. Mr. Sullivan is recognized as an expert in government investigations, corporate compliance and ethics, fraud, corruption, health care and corporate security, with extensive policy and regulatory experience. Prior to joining the Ashcroft Law Firm, LLC, Mr. Sullivan was a United States Attorney for the District of Massachusetts from 2001 to 2009. From 2006 until January 2009, Mr. Sullivan served as Presidentially Nominated Director of the Bureau of Alcohol, Tobacco, Firearms and Explosives in Washington, DC and from 1995 to 2001 he served as the District Attorney for Plymouth County, Massachusetts. Mr. Sullivan has been a member of the board of directors of Signature Healthcare since May 2009, Old Colony YMCA from 1995 until 2001 and from 2009 until present, New Heights Charter School, Continuing Education Institute from 1989 to 1994 and Consumer Credit Counseling Services from 1986 to 1989. Mr. Sullivan was selected to serve as a director because of his extensive policy and regulatory legal experience and continued service to the community.

Damian W. Wilmot, Esq. has served as the Chief Risk and Compliance Officer of Vertex Pharmaceuticals Incorporated since 2017. Mr. Wilmot has held a number of roles at Vertex since joining in 2015, including Interim Head of Human Resources (2017); Vice President & Associate General Counsel—Chief Litigation Counsel (2015 to 2017); and Interim Chief Compliance Officer (2015). Mr. Wilmot was Assistant General Counsel at Sunovion Pharmaceuticals Inc. from 2014 to 2015. Prior to that, Mr. Wilmot was a partner at Goodwin Procter LLP from 2010 to 2014, and an Associate from 2006 to 2010. Mr. Wilmot served as Assistant United States Attorney for Massachusetts from 2004 to 2006, Litigation Associate at Seyfarth Shaw LLP and Judicial Law Clerk for the State of Connecticut Supreme Court from 2000 to 2001. Mr. Wilmot graduated from Trinity College and Suffolk University Law School. Mr. Wilmot is a director of The John F. Kennedy Library Foundations and the Boys & Girls Club of Boston, and previously served on numerous other non-profit and community organizations throughout the greater Boston area. Mr. Wilmot was selected to serve as a director because of his extensive experience as legal counsel to numerous highly-regulated national and global consumer-facing organizations.

Biographical Information Regarding Executive Officers Who Are Not Directors

As of January 31, 2020, our executive officers who are not directors are as follows:

Name	Age	Position(s)
Inez Friedman-Boyce	53	Senior Vice President - General Counsel and Corporate Secretary
Christopher K. Gibbons	67	Senior Vice President - Consumer Lending at HarborOne Bank
Brenda C. Kerr	49	Senior Vice President - Retail Banking at HarborOne Bank
Mark T. Langone	52	Senior Vice President - Chief Enterprise Risk Officer at HarborOne Bank
David B. Reilly	54	Senior Vice President - Operations at HarborOne Bank
H. Scott Sanborn	56	Executive Vice President - Chief Lending Officer at HarborOne Bank
Linda H. Simmons	60	Senior Vice President, Chief Financial Officer at HarborOne Bancorp, Inc. and HarborOne Bank
David E. Tryder	54	Senior Vice President - Chief Marketing Officer at HarborOne Bank
Patricia M. Williams	59	Senior Vice President - Human Resources Officer at HarborOne Bank

The following is a brief biography of each of our executive officers.

Inez Friedman-Boyce joined HarborOne Bank as Senior Vice President – General Counsel and Corporate Secretary in November 2019.  Prior to joining HarborOne Bank, Ms. Friedman-Boyce was a partner at Goodwin Procter LLP from 2005 to 2019, where she practiced securities and complex business litigation. Ms. Friedman-Boyce began her legal career in 1995 at Testa, Hurwitz & Thibeault, LLP, where she was elected to the partnership in 2004. Ms. Friedman-Boyce also served as a Special Assistant District Attorney in the Middlesex County District Attorney’s Office in 2000. Ms. Friedman-Boyce holds a B.A. from Amherst College and J.D. from Georgetown University Law Center, where she graduated with honors.

Christopher K. Gibbons joined HarborOne Bank in August 1994 and has been the Senior Vice President—Consumer Lending since 1999. He served as Senior Vice President—Consumer Lending & Collections from 1999 to 2015 and Vice President—Consumer Lending from 1994 to 1999. Before joining HarborOne Bank, Mr. Gibbons worked at several banks in Abington, Massachusetts and Brockton, Massachusetts, as Vice President—Consumer Lending.

Brenda C. Kerr has served as Senior Vice President—Retail Banking since joining HarborOne Bank in September 2018. Prior to joining HarborOne Bank, Ms. Kerr served as Director of Retail Sales, Operations and Support at Century Bank from 2016 to 2018; Senior Vice President, Director of Sales and Service Execution at Santander Bank, N.A. from 2013 to 2016 after starting her career at Fleet Bank, Boston, MA and working in multiple positions of increasing authorities while it was acquired and transitioned to Sovereign Bank which became Santander Bank, N.A.

Mark T. Langone has served as Senior Vice President—Chief Enterprise Risk Officer since joining HarborOne Bank in 2015. Prior to joining HarborOne Bank, Mr. Langone was a bank examiner at the FDIC in Foxboro, Massachusetts, from 1990 to 2003 and 2012 to 2015; Senior Vice President—Director of Risk Governance and Senior Vice President—Credit Risk Management at Sovereign Bank (now Santander Bank, N.A.) in Boston, Massachusetts, from 2004 to 2012; and Senior Vice President—Senior Risk Management at Compass Bank for Savings in New Bedford, Massachusetts, from 2003 to 2004.

David B. Reilly has served as Senior Vice President—Operations since joining HarborOne Bank in 2008. Prior to joining HarborOne Bank, Mr. Reilly was Senior Vice President—Operations from 2004 to 2008 and Vice President—Director Alternative Delivery and Customer Service in 2004 at Rockland Trust Company in Rockland, Massachusetts; Technology Integration On-Site Coordinator at Citizens Bank in Providence, Rhode Island in 2003; and Director, Information Technology from 2000 to 2003 and Vice President—Call Center Operations and Retail Delivery from 1996 to 2003 at Cambridgeport Bank in Cambridge, Massachusetts.

H. Scott Sanborn joined HarborOne Bank in 2014 and has been Executive Vice President-Chief Lending Officer since February 2020. He served as Executive Vice President—Commercial Lending from February 2018 to 2020 and Senior Vice President- Commercial Lending from 2014 to 2018. Prior to joining HarborOne Bank, Mr. Sanborn was Regional Vice President—Metro Boston & Rhode Island/Southeastern Massachusetts from 2011 to 2014 and Professionals Group Leader, Wealth from 2010 to 2011 at TD Bank in Boston, Massachusetts and Senior Vice President—Regional Executive & Professionals Market Leader from 2005 to 2010 and Senior Vice President—Market Manager from 2000 to 2004 at Sovereign Bank (now Santander Bank, N.A.) based in Boston, Massachusetts.

Linda H. Simmons joined HarborOne Bank in May 2017 as the Chief Financial Officer of the Bank and became Senior Vice President and Chief Financial Officer of HarborOne Bancorp, Inc. in May 2018. Prior to joining HarborOne Bank, Ms. Simmons was Senior Vice President, Chief Financial Officer and Treasurer of The Cooperative Bank of Cape Cod from 2012 to 2017; Executive Vice

President, Chief Financial Officer and Treasurer of Bancorp Rhode Island from 2004 to 2011; and held various positions with responsibilities in the asset/liability management area at Bank of America from 1995 to 2004.

David E. Tryder has served as Senior Vice President—Chief Marketing Officer since joining HarborOne Bank in 2014. Prior to joining HarborOne Bank, Mr. Tryder was Director—Digital Strategy Group in 2013, Director—Interactive & Relationship Marketing from 2009 to 2013, and Senior Manager—Interactive Marketing from 2005 to 2009 at Dunkin’ Donuts in Canton, Massachusetts; Vice President—Marketing Director at Modem Media in Norwalk, Connecticut, from 2004 to 2005; Vice President—Marketing Director at Digitas, LLC in Boston, Massachusetts, from 2000 to 2004; and Product Manager—ATM Network and Online Banking at Fleet Bank in Boston, Massachusetts, from 1997 to 2000.

Patricia M. Williams, Senior Vice President—Human Resources Officer, joined HarborOne in 1986. During her tenure she has held the leadership role in the Human Resources Division and has been responsible for the development, implementation and oversight of Human Resources policies, training and development, benefits, talent acquisition and retention and culture.

Audit Committee.  The Audit Committee assists our Board in its oversight of the integrity of our financial statements, the qualifications and independence of our independent registered public accounting firm, and our internal financial and accounting controls. The Audit Committee has direct responsibility for the appointment, compensation, retention (including termination) and oversight of our independent registered public accounting firm, and our independent registered public accounting firm reports directly to the audit committee. The Audit Committee also prepares the Audit Committee report that the SEC requires to be included in our annual proxy statement.

Messrs. Koretz, Payne, Peckham and Wilmot are members of the Audit Committee, each of whom qualifies as an independent director under the corporate governance standards of the NASDAQ listing rules and the independence requirements of the Exchange Act. Our Board has determined that Mr. Peckham qualifies as an “audit committee financial expert” as such term is currently defined under SEC rules. The Audit Committee has adopted a written charter that satisfies the applicable standards of the SEC and the NASDAQ listing rules, a copy of which is available under the “Investor Relations” tab at www.harborone.com.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2019, the members of the Compensation Committee were David P. Frenette, Esq., Gordon Jezard and Wallace H. Peckham, III, MBA, CPA, each of which are independent directors. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee (or other committee performing equivalent functions) of any entity that has one or more executive officers serving on our board of directors or compensation committee. No interlocking relationship exists between any member of the Board of Directors or Compensation Committee (or other committee performing equivalent functions) and any executive, member of our Board of Directors or member of the compensation committee (or other committee performing equivalent functions) of any other company.

Code of Business Conduct and Ethics

Our Board has established a Code of Business Conduct and Ethics that applies to our officers, directors and employees. Among other matters, our Code of Business Conduct and Ethics is designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	full, fair, accurate, timely and understandable disclosure in our SEC reports and other public communications;

•	compliance with laws, rules and regulations;

•	prompt internal reporting of violations of the Code to appropriate persons identified in the Code; and

•	accountability for adherence to the Code of Business Conduct and Ethics.

Any waiver of the Code of Business Conduct and Ethics for our directors or officers may be made only by our Board or a committee thereof, and will be promptly disclosed as required by law or NASDAQ regulations. We intend to disclose on our website any amendment to, or waiver of, any provisions of our Code of Business Conduct and Ethics applicable to our directors and executive officers that would otherwise be required to be disclosed under the rules of the SEC or NASDAQ.  A copy of our Code of Business Conduct and Ethics is available under the “Investor Relations” tab at www.harborone.com.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and persons who own more than 10% of a registered class of our equity securities are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file. To our knowledge, based solely on review of the copies of such reports and any amendments thereto furnished to us during or with respect to our most recent fiscal year, all Section 16(a) filing requirements applicable to our executive officers, directors and persons who own more than 10% of a registered class of our equity securities were satisfied.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Our “named executive officers” for the year ended December 31, 2019 were as follows: James W. Blake, our Chief Executive Officer; Joseph F. Casey, our President and Chief Operating Officer; and Linda Simmons, our Chief Financial Officer.

Summary Compensation Table

The following table sets forth information regarding the compensation paid to our named executive officers for the fiscal years ended December 31, 2019 and 2018:

				Non-equity
			Option	Incentive Plan	All Other
Name and Principal Position	Year	Salary	Awards (1)	Compensation (2)	Compensation (3)	Total
James W. Blake	2019	$776,805	$921,320	$384,519	$224,989	$2,307,633
Chief Executive Officer	2018	739,815	372,479	532,666	142,611	1,787,571

Joseph F. Casey	2019	$526,293	$384,053	$217,096	$150,340	$1,277,782
President and Chief Operating Officer	2018	501,231	372,479	270,665	93,794	1,238,169

Linda Simmons	2019	$325,401	$—	$93,960	$80,169	$499,530
Chief Financial Officer

(1) Amounts included in the “Stock Awards” and “Option Awards” columns for the year ended December 31, 2019, represent grants under our 2017 Stock Option and Incentive Plan (the “Equity Plan”) that were made on February 27, 2019.  Amounts related to stock awards and option awards are reported in the table above pursuant to applicable SEC regulations that require that we report the full grant-date fair value of grants in the year in which such grants are made as compared to the actual vesting which occurs ratable over three years.  The option awards reflect a grant date fair value of $2.47 per stock option in 2019 with an exercise price of $8.98 and reflects a grant date fair value of $2.80 per stock option in 2018 with an exercise price of $9.79 per share.  The assumptions used in the valuation of these options are included in Note 18 of the Notes to our Consolidated Financial Statements.

(2) Amounts reported reflect annual cash bonuses earned by our named executive officers for performance in 2019 and 2018.
(3) The summary of “All Other Compensation” from the table above for the components for 2019 are shown below.

				Auto Allowance	Life & LTD
	401(k) Employer	Country Club	Financial	& Fuel	Insurance		ESOP
Name	Contributions	Membership	Planning	Reimbursement	Premiums	ESOP (1)	Restoration (1)
Mr. Blake	$34,425	$1,805	$1,125	28,280	41,237	$25,684	$92,433
Mr. Casey	34,425	—	1,245	28,869	15,842	12,141	57,819
Ms. Simmons	34,425	—	3,815	—	6,985	12,141	22,803

(1) Represents the aggregate value of the shares allocated to the named executive officer's Employee Stock Ownership Plan, “ESOP”, account and amounts credited to the named executive officer's ESOP Restoration Plan account for the plan year, determined based on the number of shares allocated to the named executive officer under the ESOP or ESOP Restoration Plan, multiplied by $10.99, which was the fair market value of the HarborOne Bancorp common stock as of December 31, 2019, the final trading date of 2019.

Employment and Change in Control Agreements

Employment Agreements. HarborOne Bank and the Company are parties to an employment agreement with each of Mr. Blake and Mr. Casey.

Mr. Blake’s employment agreement provides for a minimum annual base salary of $820,152, which was increased from the minimum in effect in 2019 of $781,097. Mr. Casey’s employment agreement provides for a minimum annual base salary of $555,660, which was increased from the limit in effect for 2019 of $529,200. The employment agreements also provide for discretionary incentive and/or bonus compensation, participation on generally applicable terms and conditions in other compensation and fringe benefit plans, and certain perquisites, including for Mr. Blake: the use of an automobile and reimbursement of automobile-related expenses; club membership; travel to and attendance at industry conferences and seminars; five weeks’ paid vacation; life insurance equal to three times the executive’s base salary; technology assistance for remote access to HarborOne Bank’s and the Company’s systems; and

supplemental medical insurance upon reaching age 65. For Mr. Casey, such perquisites include: the use of an automobile and reimbursement of automobile related expenses; club membership; five weeks’ paid vacation; life insurance equal to three times the executive’s base salary; technology assistance for remote access to HarborOne Bank’s and the Company’s systems; and supplemental medical insurance upon reaching age 65.

HarborOne Bank and the Company may terminate the employment of either Mr. Blake or Mr. Casey, and each such executive may resign, at any time for any reason. In the event of termination without “cause” or “good reason” (as each such term defined in the respective employment agreement), HarborOne Bank and the Company will pay to the executive, for a period of two years, severance benefits equal to his monthly base salary in effect at the time of his termination and annual incentive compensation equal to the average incentive compensation received by the executive during the three full fiscal years immediately preceding termination. HarborOne Bank and the Company will also make an additional payment to the executive in an amount equal to the aggregate amount of employer contributions that would have been made to any qualified pension, profit sharing or 401(k) or similar plan on behalf of the executive if the executive had remained an employee of HarborOne Bank and the Company for an additional 24-month period. In addition, HarborOne Bank and the Company will make a monthly cash payment for 18 months or the executive’s COBRA health continuation period, whichever ends earlier, in the amount that HarborOne Bank and the Company would have made to provide health insurance to the executive.

In the event the executive’s employment is involuntarily terminated for reasons other than for cause, disability or death, or the executive voluntary resigns for good reason, in either case within 24 months after a change in control of the Company, the severance benefits increase from two times the sum of the executive’s base salary to three times the sum of the executive’s base salary, and will be paid in a lump sum. Any payments required under the employment agreements will be reduced to the extent necessary to avoid penalties under Section 280G of the Internal Revenue Code if such reduction would result in a higher after-tax amount to Mr. Blake or Mr. Casey. The employment agreements provide for certain post-employment obligations with respect to the executive’s ability to compete with HarborOne Bank and the Company and to solicit customers and employees of HarborOne Bank and the Company.

Change in Control Agreements. The Company has entered into change in control agreements with each of its executive officers other than Messrs. Blake and Casey. The agreements for all executive officers are substantially similar, and provide that if the executive’s employment is involuntarily terminated for reasons other than for cause, disability or death (as such term is defined in the respective change of control agreement), or the executive voluntarily resigns for “good reason” (as such term is defined in the respective change of control agreement) on or within 12 months after the effective date of a change in control of the Company, the executive would be entitled to a severance payment equal to his or her base salary and average three-year bonus. Such payment would be payable in a lump sum within ten days following the executive’s date of termination. In addition, the Company will make a monthly cash payment for 18 months or the executive’s COBRA health continuation period, whichever ends earlier, in the amount that the Company would have made to provide health insurance to the executive. Any payments required under the agreements will be reduced to the extent necessary to avoid penalties under Section 280G of the Internal Revenue Code if such reduction would result in a higher after-tax amount to the executive.

Nonqualified Retirement Benefits

Split-Dollar Life Insurance Arrangements. In 2000, HarborOne Bank entered into a collateral assignment split-dollar life insurance arrangement with Mr. Blake in order to provide a death benefit to the executive’s beneficiaries and to allow the executive access to the cash surrender value of the policy in excess of the amount of premiums paid by HarborOne Bank upon his retirement from HarborOne Bank. In anticipation of the reorganization of HarborOne Bank in 2016, HarborOne Bank terminated this arrangement with Mr. Blake, and Mr. Blake transferred the ownership of the life insurance policy to HarborOne Bank and Mr. Blake entered into a new endorsement split-dollar life insurance agreement that will provide Mr. Blake with a $1,400,000 lifetime death benefit.

Supplemental Executive Retirement Plan Agreements. HarborOne Bank maintains a supplemental executive retirement plan agreement with each of Messrs. Blake and Casey.

Upon Mr. Blake’s “separation from service” (as defined therein), disability or death, Mr. Blake (or his beneficiary in the case of death) shall receive a lump sum payment in an amount equal to the actuarial equivalent of a single life annuity equal to 60.0% of Mr. Blake’s final average three-year salary and bonus reduced by the primary Social Security benefits payable upon Mr. Blake’s separation from service and the amount payable to Mr. Blake from HarborOne Bank’s 401(k) plan attributable to employer contributions. This lump sum payment is further reduced by the amount paid by HarborOne Bank to Mr. Blake when he reached age 65 in 2015 pursuant to his 2008 supplemental executive retirement plan agreement, with interest at a rate of 3.0% per year from the date of payment.

Under the terms of the supplemental executive retirement plan agreement with Mr. Casey, upon the earliest of attaining age 65, termination other than for “cause,” disability, death or a “change in control” of HarborOne Bank(as each such term is defined therein),

Mr. Casey shall receive a lump sum payment equal to the actuarial equivalent value of a single life annuity equal to 60.0% of the executive’s average three-year salary and bonus reduced by projected Social Security benefits and the amount payable to the executive from HarborOne Bank’s 401(k) Plan attributable to employer contributions.

Senior Management Long Term Incentive Plan. Under the HarborOne Bank Senior Management Long Term Incentive Plan, all executive officers of HarborOne Bank with a title of Senior Vice President or above, including Messrs. Blake and Casey, but excluding Ms. Kerr as she was hired in the fourth quarter of 2018, may be awarded deferred cash incentive awards. A deferred incentive award is equal to the deferral percentage multiplied by the executive’s base salary for the applicable year. The deferral percentage is determined by the Board of HarborOne Bank based on the executive’s or HarborOne Bank’s achievement of performance goals. The terms “deferred incentive award,” “deferred percentage” and “performance goals” are defined in the HarborOne Bank Senior Management Long Term Incentive Plan. Each deferred incentive award is payable three years following the grant of such award, subject to the executive’s continued employment with HarborOne Bank. Awards are immediately payable upon the executive’s death, disability, retirement or “separation from service” (as defined therein) within 24 months of a “change in control” (as defined therein) of HarborOne Bank or the Company. Retirement for this purpose means an executive’s reaching the age of 62 or older after completing 10 or more years of service with HarborOne Bank. Accordingly, once an executive satisfies the condition for retirement, he or she would be entitled to the deferred incentive award. The Board of Directors amended this plan effective January 1, 2018 so that no further deferred incentive awards will be granted. The balance of the liability at December 31, 2019 was $838,000.

ESOP Restoration Plan. HarborOne Bank provides an ESOP Restoration Plan for the benefit of selected executives whose annual compensation exceeds the amount of annual compensation, which was $280,000 in 2019, permitted to be recognized under the ESOP by the Internal Revenue Code. Under the ESOP Restoration Plan, eligible participants receive a credit each year equal to the amount they would have received under the ESOP but for the Internal Revenue Service-imposed compensation limit. Any benefits earned under the ESOP Restoration Plan become payable the earliest of six months and a day after the participant’s “separation from service” from HarborOne Bank, the participant’s death, a “change in control” of the Company or upon the termination of the ESOP Restoration Plan (as each such term is defined therein).

Benefit Plans

401(k) Profit Sharing Plans. HarborOne Bank currently maintains the HarborOne 401(k) Plan (the “HarborOne 401(k) Plan”), and HarborOne Mortgage Company, HarborOne Bank’s wholly owned subsidiary, maintains the HarborOne Mortgage Retirement Plan (the “HarborOne Mortgage 401(k) Plan” and together with the HarborOne 401(k) Plan, the “401(k) Plans”), which are tax-qualified profit sharing plans with salary deferral features under Section 401(k) of the Internal Revenue Code. All employees of HarborOne Bank who have attained age 21 and have completed three months of service are eligible to participate in the HarborOne401(k) Plan and make salary deferrals. All employees, other than seasonal employees and nonresident alien employees of HarborOne Mortgage who have completed three months of service are eligible to participate in the HarborOne Mortgage 401(k) Plan and make salary deferrals. Seasonal employees of HarborOne Mortgage who have attained age 21 and completed 1,000 hours of service are eligible to participate in the HarborOne Mortgage 401(k) Plan.

A participant may contribute up to 100.0% of his or her compensation to the HarborOne 401(k) Plan on a pre-tax or after-tax basis, subject to the limitations imposed by the Internal Revenue Code. A participant may contribute up to 75.0% of his or her compensation to the HarborOne Mortgage 401(k) Plan on a pre-tax basis, subject to the limitations imposed by the Internal Revenue Code.

For 2019, the deferral contribution limit was $19,000. A participant over age 50 may contribute an additional $6,000 to the 401(k) Plans. A participant in the HarborOne 401(k) Plan is always 100.0% vested in his or her salary deferral contributions, and will become vested in his or her share of Bank contributions under a six-year vesting schedule with 20.0% vesting after completion of two years of service, and increased by 20.0% for each subsequent year of service. A participant in the HarborOne Mortgage 401(k) Plan is always 100.0% vested in his or her salary deferral contributions, and will become vested in his or her share of employer contributions under a four-year vesting schedule with 25.0% vesting after completion of one year of service, and increased by 25.0% for each subsequent year of service.

Both 401(k) Plans provide certain in-service withdrawals, including hardship withdrawals and full withdrawals after age 59½. Distributions from both 401(k) Plans are available in a lump sum or installments upon a participant’s retirement, termination of employment, death or disability.

The 401(k) Plans permit a participant to direct the investment of his or her own account into various investment options. The participants in the 401(k) Plans are permitted to invest up to 25% of their account balances in the 401(k) Plan in common stock of HarborOne Bancorp, Inc.

Employee Stock Ownership Plan. The Company currently maintains an ESOP. Eligible employees who have attained age 21 and have completed one year of service are able to participate in the ESOP. Participants vest in the benefits allocated under the ESOP pursuant to a six-year vesting schedule, with 20.0% vesting after completion of two years of service, and increased by 20.0% for each subsequent completed year of service. A participant becomes fully vested at retirement, upon death or disability or upon termination of the ESOP. Any unvested shares that are forfeited upon a participant’s termination of employment will be reallocated among the remaining ESOP participants.

Shares of the Company’s common stock purchased by the ESOP through the proceeds of a loan are held in a suspense account for allocation among participants. ESOP shares are released as the loan is repaid. Discretionary contributions to the ESOP and shares released from the suspense account are allocated among participants in accordance with compensation, on a pro rata basis.

Participants in the ESOP will receive a vote authorization form that reflects all shares the participant may direct the trustee to vote on his or her behalf under the plan. Under the terms of the ESOP, the ESOP trustee votes all shares held by the ESOP, but each ESOP participant may direct the trustee how to vote the shares of Company common stock allocated to his or her account. The ESOP trustee will vote all unallocated shares of Company common stock held by the ESOP in the same proportion as shares for which it has received timely voting instructions. The ESOP trustee will not vote allocated shares for which no voting instructions are received.

2017 Stock Option and Incentive Plan. On August 9, 2017, the shareholders of Old HarborOne approved the 2017 Stock Option and Incentive Plan, or the “Equity Plan,” which provided for the grant of options, stock appreciations rights, restricted stock, restricted units, unrestricted stock awards, cash based awards, performance awards, and dividend equivalent rights to officers, employees and directors of Old HarborOne and its subsidiaries.  The Equity Plan was assumed by the Company in connection with the Offering.   Total shares of the Company’s common stock reserved for issuance under the plan are 3,730,147. Both incentive stock options and non-qualified stock options may be granted under the Equity Plan, with total shares reserved for options equaling 2,664,391 with 495,148 shares remaining available for grant as options as of December 31, 2019. The total number of shares reserved for restricted stock or restricted units is 1,065,755, with 109,486 shares remaining available for grant as restricted stock or restricted units as of December 31, 2019.

Outstanding Equity Awards at Year End. The following table sets forth information with respect to outstanding equity awards as of December 31, 2019 for the named executive officers. All equity awards reflected in this table were granted pursuant to our Equity Plan, described above and shown below.

		Option Awards (1)				Stock Awards (1)

		Number of	Number of
		Securities	Securities			Number of	Market Value	Number of	Market Value
		Underlying	Underlying			Shares of	of Shares or	Shares of	of Shares or
		Unexercised	Unexercised	Option	Option	Stock that	Units of Stock	Stock that	Units of Stock
		Options (#)	Options (#)	Exercise	Expiration	Have Vested	that Have	Have Not	that Have Not
Name	Grant Date	Exercisable	Unexercisable	Price ($)	Date	(#)	Vested (3)	Vested (#)	Vested (3)
James W. Blake	8/16/2017 (2) (4)	88,812	133,219	$10.23	8/16/2027	170,504	$1,873,839	85,255	$936,952
	11/26/2018 (2)	44,406	133,219	$9.79	11/25/2028
	2/27/2019 (2)	—	373,004	$8.98	2/27/2029
Joseph F. Casey	8/16/2017 (2) (4)	88,812	133,219	$10.23	8/16/2027	119,694	$1,315,437	59,849	$657,741
	11/26/2018 (2)	44,406	133,219	$9.79	11/25/2028
	2/27/2019 (2)	—	155,487	$8.98	2/27/2029
Linda Simmons	8/16/2017 (2) (4)	41,892	62,840	$10.23	8/16/2027	17,354	$190,720	8,679	$95,382

(1) All historical share and price information has been restated to reflect the 1.795431 exchange ratio.
(2) Vesting period is over three years from the date of grant.
(3) Based on trading price of $10.99 on 12/31/19.
(4) Updated shares for correction made in 2018 for options granted in 2017.

DIRECTOR COMPENSATION

In the year ending December 31, 2019, each non-employee director will receive an annual cash fee paid in equal monthly installments. The chairman of the Board received $75,000, committee chairs received $70,000 and all other non-employee directors received $65,000 annually.

The following table sets forth information regarding the compensation paid to our non-employee directors for the fiscal year ended December 31, 2019:

	Fees Earned or	Stock	All Other
Name (1) (2)	Paid in Cash (3)	Awards (4)	Compensation (5)	Total
Joseph F. Barry	$70,000	$—	$637	$70,637
Mandy L. Berman	59,583	50,018	6,680	116,281
David P. Frenette, Esq.	70,000	—	9,329	79,329
Gordon Jezard	70,000	—	987	70,987
Barry R. Koretz	65,000	—	11,070	76,070
Timothy R. Lynch	65,000	—	330	65,330
William A. Payne	65,000	—	180	65,180
Wallace H. Peckham, III, MBA, CPA	70,000	—	637	70,637
Michael J. Sullivan, Esq.	75,000	—	117	75,117
Damian W. Wilmot, Esq.	59,583	50,018	180	109,781

(1) As of December 31, 2019, each director, other than Ms. Berman, Mr. Payne, and Mr. Wilmot, held 11,103 shares of unvested restricted stock.  As of December 31, 2019, Mr. Payne held 3,330 shares of unvested restricted stock and Ms. Berman and Mr. Wilmot each held 5,671 shares of unvested restricted stock.

(2) As of December 31, 2019, each director, other than Mr. Payne, had 55,507 exercisable options outstanding.  As of December 31, 2019, Mr. Payne had 16,652 exercisable options outstanding while neither Ms. Berman nor Mr. Wilmot had any options outstanding at that time.

(3) Includes retainer payments, meeting fees and committee and/or chair fees earned during the fiscal year, whether such fees were paid currently or deferred under the Director Retirement Plan.  Fees earned or paid also include fees for service on the Board committees.

(4) Amounts included in the "Stock Awards" column for the year ended December 31, 2019, represent grants under our Equity Plan that were made on January 14, 2019. Amounts related to stock awards are reported in the table above pursuant to applicable SEC regulations that require that we report the full grant-date fair value of grants in the year in which such grants are made. The stock awards reflect the aggregate fair value at the grant date of $8.82 per share. Grants vest (are earned) ratably over three years.

(5) Includes premiums for life insurance paid by HarborOne Bank on behalf of each director; premiums for dental insurance paid by HarborOne Bank on behalf of Messrs. Barry, Frenette, Jezard, Koretz and Peckham; premiums for health insurance paid by HarborOne Bank on behalf of Messrs. Frenette and Koretz and financial planning assistance for Messrs. Barry, Frenette, Jezard, Koretz and Ms. Berman.

Director Retirement Plan. Directors of HarborOne Bank as of December 31, 2016 were eligible to participate in the HarborOne Bank Director Retirement Plan, which provides for annual payments to directors who have completed six or more years of service, and who have reached the retirement age specified in the participation agreement, of a specified percentage of the total director fees paid to the director in his or her final year serving as director, as follows: 30.0% annually for five years, for directors with at least six years of service; 45.0% annually for 10 years, for directors with at least 11 years of service or 60.0% annually for 10 years, for directors with at least 21 years of service. On December 31, 2017, the Company elected to freeze the Directors’ Retirement Plan and does not intend to replace it with an alternative plan at this time. The balance of the liability at December 31, 2019 was $1.9 million and there were payouts of $37,000 in 2019.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2019 about the securities authorized for issuance under the Equity Plan. The Company’s shareholders previously approved the plan and all amendments are subject to shareholder approval. The Company has no other equity compensation plans that have not been approved by shareholders.

	Number of		Number of
	Securities		Securities
	to Be Issued Upon		Remaining
	Exercise of	Weighted Average	Available for
	Outstanding	Exercise Price of	Future Issuance
	Options,	Outstanding	(Excluding
	Warrants,	Options, Warrants	Securities in
	and Rights	and Rights	Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by shareholders (1)	2,169,243	$9.87	$604,634
Equity compensation plans not approved by shareholders	—	—	—
Total	2,169,243	$9.87	$604,634

(1) Shares under the Equity Plan may be issued as stock options or restricted stock awards. There are 495,148 stock options and 109,486 restricted stock awards available for future issuance.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners. Persons and groups who beneficially own in excess of five percent of the common stock are required to file certain reports with the SEC regarding ownership. The following table sets forth, as of January 31, 2020, the shares of common stock beneficially owned by each person who was the beneficial owner of more than five percent of the Company’s common stock, including shares owned by its directors.

		Percent of
	Number of	Common Stock
Name and Address	Shares	Outstanding
T. Rowe Price Group, Inc.	4,652,882	7.96%
100 East Pratt Street
Baltimore, MD 21202

(1) Based exclusively on a Schedule 13G filed by T. Rowe Price Group, Inc. on February 14, 2020.  The filer claimed sole power to vote or direct the vote of 1,444,109 shares and sole power to dispose or direct the disposition of 4,652,882 shares.

Security Ownership of Management. The following table details, as of January 31, 2020, information concerning beneficial ownership of our common stock by:

•	each of our directors;
•	each of our named executive officers; and
•	all of our directors and executive officers as a group.

			Percent of
	Number of		Common Stock
Name (2)	Shares (3)(4)		Outstanding (5)

Joseph F. Barry,	102,789	(6)	*
Director

Mandy L. Berman,	11,022	(7)	*
Director

James W. Blake,	634,779	(8)	1.09
Chief Executive Officer and Director

Joseph F. Casey,	491,691	(9)	*
President, Chief Operating Officer and Director

David P. Frenette, Esq.	182,674	(10)	*
Director

Inez Friedman-Boyce	3,400	(11)	*
Senior Vice President, General Counsel & Corporate Secretary

Christopher K. Gibbons,	141,655	(12)	*
Senior Vice President, Consumer Lending

Gordon Jezard,	111,766	(13)	*
Director

Brenda C. Kerr,	22,423	(14)	*
Senior Vice President, Retail Banking

Barry R. Koretz,	120,743	(15)	*
Director

Mark T. Langone,	95,228	(16)	*
Senior Vice President, Chief Enterprise Risk Officer

Timothy R. Lynch,	102,789	(17)	*
Director

William A. Payne,	38,631	(18)	*
Director

Wallace H. Peckham, III,	96,095	(19)	*
Director

David B. Reilly,	94,478	(20)	*
Senior Vice President, Operations

H. Scott Sanborn,	93,390	(21)	*
Executive Vice President, Commercial Lending

Linda H. Simmons,	72,241	(22)	*
Senior Vice President, Chief Financial Officer

Michael J. Sullivan, Esq.,	115,687	(23)	*
Chairman of the Board

David E. Tryder,	64,119	(24)	*
Senior Vice President, Chief Marketing Officer

Patricia M. Williams,	89,050	(25)	*
Senior Vice President, Human Resources Officer

Damian W. Wilmot, Esq.,	10,985	(26)	*
Director

All directors and executive officers as a group (21 persons)	2,695,635		4.61%
* Less than 1%.

(2)	Unless otherwise indicated, the address is c/o HarborOne Bancorp, Inc., 770 Oak St., Brockton, MA 02301.
(3)

The number of shares reported by officers as being held through the HarborOne 401(k) Plan may be different from the number of shares previously reported as having been acquired through the HarborOne 401(k) Plan because Company stock held in the HarborOne 401(k) Plan is held in a unitized fund that includes both Company common stock and cash. The percentage of each unit that is Company common stock fluctuates daily, through no volitional act of the HarborOne 401(k) Plan participant.

(4)

The number of shares of common stock “beneficially owned” by each shareholder is determined under rules issued by the SEC regarding the beneficial ownership of securities. This information is not necessarily indicative of beneficial ownership for any other purpose. “Number of Shares Beneficially Owned” includes shares of common stock that may be acquired upon the exercise of options to acquire shares of common stock that are exercisable on or within 60 days after January 31, 2020 of 1,148,859. Except as otherwise noted, each beneficial owner has sole voting and investment power over the shares and units.

(5)

The total number of shares outstanding used in calculating this percentage assumes the exercise of all options to acquire shares of common stock that are exercisable on or within 60 days after January 31, 2020 and that no options held by other beneficial owners are exercised. Percentages are based on 58,418,021 shares of Company common stock outstanding as of January 31, 2020.

(6)

Includes 13,977 shares held jointly with his spouse, 11,103 shares of unvested restricted stock awarded under the Equity Plan and 55,507 shares that may be acquired under options that are presently exercisable or will become exercisable within 60 days.

(7)	Includes 3,781 shares of unvested restricted stock.
(8)

Includes 105,476 shares held in the HarborOne 401(k) Plan, 35,908 held by his spouse and daughter as joint tenants, 85,255 shares of unvested restricted stock awarded under the Equity Plan, 6,141 shares held by the ESOP and allocated to his account and 257,551 shares that may be acquired under options that are presently exercisable or will become exercisable within 60 days.

(9)

Includes 61,546 shares held in the HarborOne 401(k) Plan, 59,849 shares of unvested restricted stock awarded under the Equity Plan, 30,000 shares held in his IRA, 147,282 shares held in trust of which Mr. Casey is trustee with his spouse with shared voting power, 2,966 shares held by the ESOP and allocated to his account and 185,046 shares that may be acquired under options that are presently exercisable or will become exercisable within 60 days.

(10)

Includes 53,862 shares held jointly with his spouse, 30,000 shares held in his IRA, 11,103 shares of unvested restricted stock awarded under the Equity Plan and 55,507 shares that may be acquired under options that are presently exercisable or will become exercisable within 60 days.

(11)	Includes 3,400 unvested restricted stock awarded under the Equity Plan.
(12)

Includes 70,327 shares held in the HarborOne 401(k) Plan, 8,978 shares held jointly with his spouse, 8,679 shares of unvested restricted stock awarded under the Equity Plan, 4,658 shares held by the ESOP and allocated to his account and 41,892 shares that may be acquired under options that are presently exercisable or will become exercisable within 60 days.

(13)

Includes 22,954 shares held by the Jezard Family Revocable Trust, 11,103 shares of unvested restricted stock awarded under the Equity Plan and 55,507 shares that may be acquired under options that are presently exercisable or will become exercisable within 60 days.

(14)

Includes 325 shares held in the HarborOne 401(k) Plan, 5,866 shares of unvested restricted stock awarded under the Equity Plan, 484 shares held by the ESOP and allocated to her account, and 7,817 shares that may be acquired under options that are presently exercisable or will become exercisable within 60 days.

(15)

Includes 26,931 shares held jointly with his spouse, 11,103 shares of unvested restricted stock awarded under the Equity Plan and 55,507 shares that may be acquired under options that are presently exercisable or will become exercisable within 60 days.

(16)

Includes 4,004 shares held in the HarborOne 401(k) Plan, 23,954 shares held jointly with his spouse, 8,679 shares of unvested restricted stock awarded under the Equity Plan, 4,431 shares held by the ESOP and allocated to his account and 41,892 shares that may be acquired under options that are presently exercisable or will become exercisable within 60 days.

(17)

Includes 11,103 shares of unvested restricted stock awarded under the Equity Plan and 55,507 shares that may be acquired under options that are presently exercisable or will become exercisable within 60 days.

(18)

Includes 4,488 shares held in his IRA, 3,330 shares of unvested restricted stock awarded under the Equity Plan and 16,652 shares that may be acquired under options that are presently exercisable or will become exercisable within 60 days.

(19)

Includes 11,103 shares of unvested restricted stock awarded under the Equity Plan and 55,507 shares that may be acquired under options that are presently exercisable or will become exercisable within 60 days.

(20)

Includes 14,950 shares held in the HarborOne 401(k) Plan, 8,679 shares of unvested restricted stock awarded under the Equity Plan, 3,505 shares held by the ESOP and allocated to his account and 41,892 shares that may be acquired under options that are presently exercisable or will become exercisable within 60 days.

(21)

Includes 17,589 shares held in the HarborOne 401(k) Plan, 8,679 shares of unvested restricted stock awarded under the Equity Plan, 2,989 shares held by the ESOP and allocated to his account and 41,892 shares that may be acquired under options that are presently exercisable or will become exercisable within 60 days.

(22)

Includes 8,679 shares of unvested restricted stock awarded under the Equity Plan, 1,929 shares held by the ESOP and allocated to her account and 41,892 shares that may be acquired under options that are presently exercisable or will become exercisable within 60 days.

(23)

Includes 11,103 shares of unvested restricted stock awarded under the Equity Plan and 55,507 shares that may be acquired under options that are presently exercisable or will become exercisable within 60 days.

(24)

Includes 1,760 shares held in the HarborOne 401(k) Plan, 8,679 shares of unvested restricted stock awarded under the Equity Plan, 4,239 shares held by the ESOP and allocated to his account and 41,892 shares that may be acquired under options that are presently exercisable or will become exercisable within 60 days.

(25)

Includes 15,827 shares held in the HarborOne 401(k) Plan, 8,679 shares of unvested restricted stock awarded under the Equity Plan, 4,000 shares held by the ESOP and allocated to her account and 41,892 shares that may be acquired under options that are presently exercisable or will become exercisable within 60 days.

(26)	Includes 3,781 shares of unvested restricted stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

The following is a description of transactions, since January 1, 2019, to which we have been a party or will be a party, in which the amount involved exceeded or will exceed $120,000, and in which any of our executive officers or directors, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest, other than compensation, termination and change in control arrangements, which are described in Item 11 above.

Loans and Extensions of Credit. The Sarbanes-Oxley Act of 2002 generally prohibits loans to our executive officers and directors. However, the Sarbanes-Oxley Act contains a specific exemption from such prohibition for loans by HarborOne Bank to its executive officers and directors in compliance with federal banking regulations. Federal regulations require that all loans or extensions of credit to executive officers and directors of insured institutions must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to HarborOne Bank and must not involve more than the normal risk of repayment or present other unfavorable features. We have adopted written policies to implement the requirements of Regulation O, which restricts the extension of credit to directors and executive officers and their family members and other related interests. Under these policies, extensions of credit that exceed regulatory thresholds must be approved by the Board of Directors. We believe that all extensions of credit to our directors and officers satisfy the foregoing conditions. The aggregate amount of our loans to our directors, executive officers and their related entities was $129,000 at December 31, 2019. As of December 31, 2019, these loans were performing according to their original terms.

Other Transactions. Since January 1, 2019, there have been no transactions and there are no currently proposed transactions in which we were or are to be a participant and the amount involved exceeds $120,000, and in which any of our executive officers or directors had or will have a direct or indirect material interest.

Director Independence

The NASDAQ listing rules requires that independent directors compose a majority of a listed company’s board of directors. In addition, the NASDAQ listing rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating and governance committees be independent and that audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act. Under NASDAQ listing rules, a director will only qualify as “independent” if, in the opinion of our Board, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent under the Exchange Act, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors or any other board committee: (1) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries. In addition to satisfying general independence requirements under the NASDAQ listing rules, a member of a compensation committee of a listed company may not, other than in his or her capacity as a member of the compensation committee, the board of directors or any other board committee, accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries. Additionally, the board of directors of the listed company must consider whether the compensation committee member is an affiliated person of the listed company or any of its subsidiaries and, if so, must determine whether such affiliation would impair the director’s judgment as a member of the compensation committee.

Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family and other relationships, including those relationships described under the section entitled “Transactions with Related Parties” above, our Board determined that each of our directors, with the exception of Mr. Blake and Mr. Casey, is “independent” under the NASDAQ listing rules. Mr. Blake is not considered independent because he currently serves as our Chief Executive Officer. Mr. Casey is not considered independent because he currently serves as President and Chief Operating Officer. Our Board also determined that each member of the audit, compensation, and nominating and governance committees satisfies the independence standards for such committees established by the SEC and the NASDAQ listing rules, as applicable. In making these determinations on the independence of our directors, our Board considered the relationships that each such non-employee director has with our company and all other facts and circumstances our Board deemed relevant in determining independence.

Our independent directors will meet alone in executive session periodically. The purpose of these executive sessions is to promote open and candid discussion among the independent directors.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed by Wolf & Company, P.C. for professional services rendered to us for the fiscal years ended December 31, 2019 and 2018:

	2019	2018

Audit fees (1)	$312,000	$317,000
Audit related fees (2)	125,900	7,300
All other fees (3)	204,500	115,000
Total	$642,400	$439,300

(1)

Audit Fees include fees associated with professional services rendered for the audit of the financial statements and services that are normally provided by Wolf & Company, P.C. in connection with statutory and regulatory filings or engagements. For example, audit fees include fees for professional services rendered in connection with quarterly and annual reports, and the issuance of consents by Wolf & Company, P.C. to be named in our registration statements and to the use of their audit report in the registration statements.

(2)

Audit Related Fees refers to fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. During 2019, these fees were related to the S-1 filed in conjunction with the second-step conversion and during 2018, these fees were related to the S-4 filed in conjunction with our subordinated debt offering.

(3)

All Other Fees refers to fees and related expenses for products and services other than services described above. Our Audit Committee considers whether the provision by Wolf & Company, P.C. of any services that would be required to be described under “All Other Fees” would be compatible with maintaining Wolf & Company, P.C.’s independence from both management and the Company.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

The following exhibits are included in this Annual Report on Form 10-K for the year ended December 31, 2019 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
2.1	Plan of Conversion (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 11, 2019)
3.1

Articles of Organization of HarborOne Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 11, 2019)

3.2	By-Laws of HarborOne Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 11, 2019)
4.1

Form of Common Stock Certificate of HarborOne Bancorp, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 11, 2019)

4.2

Indenture, dated August 30, 2018 by and between HarborOne Bancorp, Inc. and UMB Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed with the Securities and Exchange Commission on August 30, 2018)

4.3	Form of 5.625% Fixed to Floating Rate Subordinated Note due 2028 (incorporated by reference to Exhibit 4.2 to Form 8-K filed with the Securities and Exchange Commission on August 30, 2018)
4.4*	Description of Registrant’s Securities
10.1+	HarborOne Bank Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)
10.2+	HarborOne ESOP Restoration Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)
10.3+

HarborOne Senior Management Long Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)

10.4

Amended and Restated Employment Agreement, dated as of March 1, 2016, by and among HarborOne Bancorp, Inc., HarborOne Bank and James W. Blake (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016) †

10.5

Amended and Restated Employment Agreement, dated as of March 1, 2016, by and among HarborOne Bancorp, Inc., HarborOne Bank and Joseph Casey (incorporated by reference to Exhibit 10.7 to HarborOne Bancorp, Inc.'s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)†

10.6

2016 Supplemental Executive Retirement Plan, dated as of January 21, 2016, by and between HarborOne Bank and James W. Blake (incorporated by reference to Exhibit 10.5 to HarborOne Bancorp, Inc.'s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)†

10.7

Amended and Restated Supplemental Executive Retirement Plan Agreement, dated as of March 1, 2016, by and between HarborOne Bank and Joseph F. Casey (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)  †

10.8

Endorsement Split Dollar Life Insurance Agreement, dated as of November 13, 2015, by and between HarborOne Bank and James Blake (incorporated by reference to Exhibit 10.6 to HarborOne Bancorp, Inc.'s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)†

10.9+	HarborOne Bancorp, Inc. 2017 Stock Option and Incentive Plan (incorporated herein by reference to the Company’s Form 8-K filed with the Commission on August 10, 2017)
10.10+

Form of Restricted Stock Award Agreement Under the HarborOne Bancorp, Inc. 2017 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 11, 2017)

10.11+

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors Under the HarborOne Bancorp, Inc. 2017 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 11, 2017)

10.12+

Form of Non-Qualified Stock Option Agreement for Employees Under the HarborOne Bancorp, Inc. 2017 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed with the Commission on August 11, 2017)

10.13+

Form of Incentive Stock Option Agreement Under the HarborOne Bancorp, Inc. 2017 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed with the Commission on August 11, 2017)

10.14+	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)
10.15+	HarborOne Bank Director Retirement Plan (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)
10.16+

First Amendment to Director Retirement Plan (incorporated by reference to Exhibit 10.11 to Amendment No.1 of the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 8, 2016)

10.17

Form of Subordinated Note Purchase Agreement, dated August 30, 2018, by and among HarborOne Bancorp, Inc. and the Purchasers (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on August 30, 2018)

10.18

Form of Registration Rights Agreement, dated August 30, 2018, by and among HarborOne Bancorp, Inc. and the Purchasers (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the Securities and Exchange Commission on August 30, 2018)

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 11, 2019)
23*	Consent of Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act
31.2*	Certification of Chief Financial Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2019 and 2018, (ii) the Consolidated Statements of Income for the years ended December 31, 2019 and 2018, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2019 and 2018, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2019 and 2018, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018, and (vi) the Notes to the Consolidated Financial Statements.

* Filed herewith

** Furnished herewith

+ Management contract or compensatory plan or agreement

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HarborOne Bancorp, Inc.

Date:	March 13, 2020	By:	/s/ James W. Blake
James W. Blake
Chief Executive Officer and Director
(Principal Executive Officer)
Date: March 13, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ James W. Blake	By:	/s/ Linda H. Simmons
	James W. Blake		Linda H. Simmons
	Chief Executive Officer and Director		Senior Vice President and Chief Financial Officer
	(Principal Executive Officer)		(Principal Accounting and Financial Officer)
	Date: March 13, 2020		Date: March 13, 2020

By:	/s/ Joseph F. Barry	By:	/s/ Timothy R. Lynch
	Joseph F. Barry		Timothy R. Lynch
	Director		Director
	Date: March 13, 2020		Date: March 13, 2020

By:	/s/ Mandy L. Berman	By:	/s/ William A. Payne
	Mandy L. Berman		William A. Payne
	Director		Director
	Date: March 13, 2020		Date: March 13, 2020

By:	/s/ Joseph F. Casey	By:	/s/ Wallace H. Peckham, III, MBA, CPA
	Joseph F. Casey		Wallace H. Peckham, III, MBA, CPA
	President, Chief Operating Officer and Director		Director
	Date: March 13, 2020		Date: March 13, 2020

By:	/s/ David P. Frenette, Esq.	By:	/s/ Michael J. Sullivan, Esq.
	David P. Frenette, Esq.		Michael J. Sullivan, Esq.
	Director		Chairman and Director
	Date: March 13, 2020		Date: March 13, 2020

By:	/s/ Gordon Jezard	By:	/s/ Damian W. Wilmot, Esq.
	Gordon Jezard		Damian W. Wilmot, Esq.
	Director		Director
	Date: March 13, 2020		Date: March 13, 2020

By:	/s/ Barry R. Koretz
Barry R. Koretz
Director
Date: March 13, 2020