Form 10-Q
period 2020-03-31
HarborOne Bancorp, Inc.
filed 2020-05-08
CIK 1769617

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of May 1, 2020 there were 58,418,021 shares of the Registrant’s common stock, par value $0.01 per share, outstanding

HarborOne Bancorp, Inc.

Consolidated Balance Sheets (unaudited)

	March 31,	December 31,
(in thousands, except share data)	2020	2019

Assets
Cash and due from banks	$35,264	$24,464
Short-term investments	200,156	187,152
Total cash and cash equivalents	235,420	211,616

Securities available for sale, at fair value	249,789	239,473
Securities held to maturity, at amortized cost	—	26,372
Federal Home Loan Bank stock, at cost	13,530	17,121
Assets held for sale	8,536	8,536
Loans held for sale, at fair value	118,316	110,552
Loans	3,183,870	3,171,558
Less: Allowance for loan losses	(26,389)	(24,060)
Net loans	3,157,481	3,147,498
Accrued interest receivable	9,710	9,807
Other real estate owned and repossessed assets	538	719
Mortgage servicing rights, at fair value	13,207	17,150
Property and equipment, net	47,586	47,951
Retirement plan annuities	13,434	13,333
Bank-owned life insurance	86,286	85,735
Deferred income taxes, net	4,797	6,034
Goodwill	69,802	69,802
Intangible assets	5,588	6,035
Other assets	67,186	41,187
Total assets	$4,101,206	$4,058,921

Liabilities and Stockholders' Equity
Deposits:
Demand deposit accounts	$439,793	$406,403
NOW accounts	174,971	165,877
Regular savings and club accounts	744,564	626,685
Money market deposit accounts	809,622	856,830
Term certificate accounts	852,274	887,078
Total deposits	3,021,224	2,942,873
Short-term borrowed funds	104,000	183,000
Long-term borrowed funds	181,123	171,132
Subordinated debt	33,938	33,907
Mortgagors' escrow accounts	8,279	6,053
Accrued interest payable	1,337	1,669
Other liabilities and accrued expenses	76,166	54,493
Total liabilities	3,426,067	3,393,127

Commitments and contingencies (Notes 10 and 11)

Common stock, $0.01 par value; 150,000,000 shares authorized; 58,489,222 shares issued; 58,418,021 shares outstanding at March 31, 2020 and December 31, 2019, respectively	584	584
Additional paid-in capital	461,616	460,232
Retained earnings	242,080	237,356
Treasury stock, at cost, 71,201 shares at March 31, 2020 and December 31, 2019, respectively	(721)	(721)
Accumulated other comprehensive income	4,258	1,480
Unearned compensation - ESOP	(32,678)	(33,137)
Total stockholders' equity	675,139	665,794
Total liabilities and stockholders' equity	$4,101,206	$4,058,921

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Income (unaudited)

	Three Months Ended March 31,
(in thousands, except share data)	2020	2019

Interest and dividend income:
Interest and fees on loans	$34,025	$34,365
Interest on loans held for sale	577	358
Interest on taxable securities	1,742	1,663
Interest on non-taxable securities	66	184
Other interest and dividend income	759	483
Total interest and dividend income	37,169	37,053

Interest expense:
Interest on deposits	8,693	8,243
Interest on FHLB borrowings	1,253	2,275
Interest on subordinated debentures	523	505
Total interest expense	10,469	11,023

Net interest and dividend income	26,700	26,030
Provision for loan losses	3,749	857

Net interest and dividend income, after provision for loan losses	22,951	25,173

Noninterest income:
Mortgage banking income:
Changes in mortgage servicing rights fair value	(4,387)	(2,151)
Other	14,849	6,653
Total mortgage banking income	10,462	4,502
Deposit account fees	3,931	3,778
Income on retirement plan annuities	101	96
Gain on sale and call of securities, net	2,525	—
Bank-owned life insurance income	551	253
Other income	1,296	1,213
Total noninterest income	18,866	9,842

Noninterest expense:
Compensation and benefits	21,185	19,245
Occupancy and equipment	4,563	4,448
Data processing	2,180	2,046
Loan expenses	1,481	1,271
Marketing	876	958
Deposit expenses	499	350
Postage and printing	496	488
Professional fees	1,228	946
Foreclosed and repossessed assets	125	(71)
Deposit insurance	271	666
Other expenses	2,484	2,245
Total noninterest expense	35,388	32,592

Income before income taxes	6,429	2,423

Income tax provision	1,705	356

Net income	$4,724	$2,067

Earnings per common share (1):
Basic	$0.09	$0.04
Diluted	$0.09	$0.04
Weighted average shares outstanding (1):
Basic	54,392,465	56,666,979
Diluted	54,392,465	56,666,979

(1) Share amounts related to periods prior to the August 14, 2019 closing of the conversion offering have been restated to give retroactive recognition to the 1.795431 exchange ratio applied in the conversion offering (see Note 1).

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended March 31,
(in thousands)	2020	2019

Net income	$4,724	$2,067
Other comprehensive income:

Securities available for sale:
Unrealized holding gains	6,018	3,191
Reclassification of unrealized gain on securities transferred to available for sale	522	—
Reclassification adjustment for net realized gains	(2,525)	—
Net unrealized gains	4,015	3,191
Related tax effect	(1,237)	(703)
Net-of-tax amount	2,778	2,488

Comprehensive income	$7,502	$4,555

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

						Accumulated
	Common Stock		Additional		Treasury	Other	Unearned	Total
	Outstanding		Paid-in	Retained	Stock,	Comprehensive	Compensation	Stockholders'
(in thousands, except share data)	Shares (1)	Amount	Capital	Earnings	at Cost	Income (Loss)	- ESOP	Equity

Balance at December 31, 2018	58,465,505	$327	$152,156	$219,088	$(1,548)	$(2,358)	$(10,091)	$357,574

Comprehensive income	—	—	—	2,067	—	2,488	—	4,555

ESOP shares committed to be released (26,644 shares)	—	—	90	—	—	—	149	239

Restricted stock awards forfeited, net of awards issued	(6,012)	—	—	—	—	—	—	—

Share-based compensation expense	—	—	1,080	—	—	—	—	1,080

Balance at March 31, 2019	58,459,493	$327	$153,326	$221,155	$(1,548)	$130	$(9,942)	$363,448

Balance at December 31, 2019	58,418,021	$584	$460,232	$237,356	$(721)	$1,480	$(33,137)	$665,794

Comprehensive income	—	—	—	4,724	—	2,778	—	7,502

ESOP shares committed to be released (57,681 shares)	—	—	121	—	—	—	459	580

Share-based compensation expense	—	—	1,263	—	—	—	—	1,263

Balance at March 31, 2020	58,418,021	$584	$461,616	$242,080	$(721)	$4,258	$(32,678)	$675,139

(1) Share amounts related to periods prior to the August 14, 2019 closing of the conversion offering have been restated to give retroactive recognition to the 1.795431 exchange ratio applied in the conversion offering (see Note 1).

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in thousands)	2020	2019

Cash flows from operating activities:
Net income	$4,724	$2,067
Adjustments to reconcile net income to net cash used by operating activities:
Provision for loan losses	3,749	857
Net amortization of securities premiums/discounts	242	90
Net amortization of net deferred loan costs/fees and premiums	629	667
Depreciation and amortization of premises and equipment	1,005	1,084
Change in mortgage servicing rights fair value	4,387	2,151
Mortgage servicing rights capitalized	(444)	(165)
Accretion of fair value adjustment on loans and deposits, net	(383)	(431)
Amortization of other intangible assets	447	640
Amortization of subordinated debt issuance costs	31	13
Gain on sale and call of securities, net	(2,525)	—
Bank-owned life insurance income	(551)	(247)
Income on retirement plan annuities	(101)	(96)
Net loss on disposal of premises and equipment	110	—
Net gain (loss) on sale and write-down of other real estate owned and repossessed assets	55	(92)
Deferred income tax expense	—	1
ESOP expense	580	239
Share-based compensation expense	1,263	1,080
Net change in:
Loans held for sale	(7,764)	9,658
Other assets and liabilities, net	(4,560)	2,570
Net cash provided by operating activities	894	20,086

Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	13,947	7,404
Purchases	(62,755)	(14,903)
Sales	65,971	—
Activity in securities held to maturity:
Maturities, prepayment and calls	432	3,511
Sales	4,759	—
Net redemption of FHLB stock	3,591	8,835
Participation-in loan purchases	(679)	(14,497)
Loan originations, net of principal payments	(13,490)	(1,717)
Proceeds from sale of other real estate owned and repossessed assets	518	848
Additions to property and equipment	(750)	(1,403)
Net cash provided (used) by investing activities	11,544	(11,922)

(continued)

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in thousands)	2020	2019

Cash flows from financing activities:
Net increase in deposits	78,149	151,320
Net change in borrowed funds with maturities less than ninety days	(79,000)	(164,000)
Proceeds from other borrowed funds and subordinated debt	40,000	—
Repayment of other borrowed funds	(30,009)	(1)
Net change in mortgagors' escrow accounts	2,226	551
Net cash provided (used) by financing activities	11,366	(12,130)

Net change in cash and cash equivalents	23,804	(3,966)

Cash and cash equivalents at beginning of period	211,616	105,521

Cash and cash equivalents at end of period	$235,420	$101,555

Supplemental cash flow information:
Interest paid on deposits	$8,600	$8,229
Interest paid on borrowed funds	2,367	3,470
Income taxes paid, net	3,748	555
Transfer of loans to other real estate owned and repossessed assets	393	990
Transfer of securities held to maturity to available for sale, fair value	22,051	—

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The unaudited interim Consolidated Financial Statements of HarborOne Bancorp, Inc. (the “Company”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by the U.S. generally accepted accounting principles (“GAAP”). In the opinion of management, all adjustments and disclosures considered necessary for the fair presentation of the accompanying Consolidated Financial Statements have been included. Interim results are not necessarily reflective of the results of the entire year. The accompanying unaudited interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements for the year ended December 31, 2019 and 2018 and notes thereto included in the Company’s Annual Report on Form 10-K.

The unaudited interim Consolidated Financial Statements include the accounts of the Company; the Company’s subsidiaries, Legion Parkway Company LLC, a security corporation formed on July 13, 2016, HarborOne Bank (the “Bank”); and the Bank’s wholly-owned subsidiaries. The Bank’s subsidiaries consist of a mortgage company, a passive investment corporation and two security corporations. Merrimack Mortgage Company, LLC was acquired and became a wholly-owned subsidiary of the Bank on July 1, 2015, and effective April 3, 2018 became HarborOne Mortgage, LLC (“HarborOne Mortgage”). The passive investment corporation maintains and manages certain assets of the Bank. The security corporations were established for the purpose of buying, holding and selling securities on their own behalf. All significant intercompany balances and transactions have been eliminated in consolidation.

Recent Events

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a global pandemic, and almost all public commerce and related business activities have been, to varying degrees, curtailed. The COVID-19 pandemic has caused economic and social disruption on an unprecedented scale. While some industries have been impacted more severely than others, all businesses have been impacted to some degree, and the outbreak has caused significant disruptions in the U.S. economy and adversely impacted a broad range of industries in which the Company’s customers operate and may impair their ability to fulfill their financial obligations to the Company. The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions.

Congress, the President, and the Board of Governors of the Federal Reserve System (the “Federal Reserve”) have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security Act  (the “CARES Act”), a $2 trillion legislative package, was signed into law at the end of March 2020. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The Federal Reserve also took actions to mitigate the economic impact of COVID-19, including cutting the federal funds rate 150 basis points, targeting a 0 to 25 basis points rate. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts are expected to have a material impact on the Company’s operations.

If the response to contain COVID-19 escalates further or is unsuccessful, the Company could experience a material adverse effect on its business, financial condition, results of operations and cash flows. Effects may include:

•

Net interest income could be reduced. Also, in accordance with regulatory guidance, the Company is actively working with borrowers impacted by the COVID-19 pandemic to defer payments. While interest will continue to be recognized in accordance with GAAP, should eventual credit losses on these deferments emerge, interest income would be negatively impacted.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

•

The provision for loan losses could increase. Continued uncertainty regarding the severity and duration of the COVID-19 pandemic and related economic effects will continue to affect the accounting for loan losses. It also is possible that asset quality could worsen, and loan charge-offs increase. The Company is actively participating in the U.S. Small Business Administration’s (“SBA”) Paycheck Protection Program (the “PPP”) providing loans to small businesses negatively impacted by the COVID-19 pandemic. PPP loans are fully guaranteed by the U.S. government, if that should change, the Company could be required to increase its allowance for loan losses through an additional provision for loan losses charged to earnings.

•

Noninterest income could be reduced. The COVID-19 pandemic and the measures taken to control its spread may disrupt the mortgage loan origination process. Mortgage banking revenues are dependent on mortgage origination volume and are sensitive to interest rates and the condition of housing markets.

•

Valuation and fair value measurement challenges may occur. For example, COVID-19 could cause further and sustained decline in the Company’s stock price or the occurrence of what management would deem a valuation triggering event that could result in an impairment charge to earnings.

Conversion and Reorganization

On August 14, 2019, the Company completed a second step conversion offering (the “Offering”). Prior to the completion of the Offering, approximately 53% of the shares of common stock of the Company were owned by HarborOne Mutual Bancshares, a mutual holding company (the “MHC”). The Company raised gross proceeds of $310.4 million and incurred expenses of $6.3 million resulting in net cash proceeds of $304.1 million by selling 31,036,812 shares of common stock at $10.00 per share in the Offering. In addition, each share of the Company common stock owned by shareholders other than the MHC prior to the Offering was exchanged for 1.795431 shares of Company common stock, for a total of 12,162,763 shares of Company common stock issued in the exchange.

As a result of the Offering, all shares and per share information has been revised to reflect the 1.795431 exchange ratio. Such revised financial information presented in this Quarterly Report on Form 10-Q is derived from the consolidated financial statements of the Company.

Co-operative Central Bank and Share Insurance Fund.

The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (the “FDIC”), and deposits in excess of the FDIC insurance limits are insured by the Depositors Insurance Fund, a private, industry-sponsored insurance fund that insures all deposits above FDIC limits for Massachusetts-chartered savings banks. Until March 17, 2020, the Bank’s deposits in excess of the FDIC insurance limits were insured by the Share Insurance Fund of the Co-operative Central Bank, which insured the excess deposits of Massachusetts-chartered co-operative banks. On March 17, 2020 at 5:00 p.m., the Share Insurance Fund merged into the Depositors Insurance Fund. In connection with the closing of the merger, and by operation of law, the Bank’s charter converted from a Massachusetts-chartered co-operative bank to a Massachusetts-chartered savings bank. None of the Bank’s products or services were discontinued or changed as a result of the Bank’s charter conversion.

Nature of Operations

The Company provides a variety of financial services to individuals and businesses through its 25 full-service branches in Massachusetts and Rhode Island, one limited-service bank branch, and a commercial lending office in each of Boston, Massachusetts and Providence, Rhode Island. HarborOne Mortgage maintains more than 30 offices in Massachusetts, Rhode Island, New Hampshire, Maine, New Jersey and Florida and originates loans in four additional states.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The Company’s primary deposit products are checking, money market, savings and term certificate of deposit accounts while its primary lending products are commercial real estate, commercial, residential mortgages, home equity, and consumer loans. The Company also originates, sells and services residential mortgage loans through HarborOne Mortgage.

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

Allowance for Loan Losses

The allowance for loan losses is established based upon the level of estimated probable losses in the current loan portfolio. Loan losses are charged against the allowance when management believes the collectability of a loan balance is doubtful. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.  The allowance consists of general, specific and unallocated components, as further described below.

General component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the Company’s loan segments. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment except commercial real estate, commercial construction and commercial and industrial loans. Due to the lack of historical loss experience for our commercial real estate, commercial construction and commercial loan portfolio, we utilize peer loss data. Adjustments to this historical loss factor are considered for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

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

Commercial real estate – Commercial real estate loans are primarily secured by income-producing properties in southeastern New England. The underlying cash flows generated by the properties can be adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, could have an effect on the credit quality in this segment. Management obtains rent rolls annually and continually monitors the cash flows of these loans.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Commercial construction –Commercial construction loans may include speculative real estate development loans for which payment is derived from lease or sale of the property. Credit risk is affected by cost overruns, time to lease or sell at an adequate price, and market conditions.

Commercial and industrial– Commercial and industrial loans are made to businesses and are generally secured by assets of the business. Repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer or business spending, could have an effect on the credit quality in this segment.

Consumer – Consumer loans are generally secured by automobiles or unsecured and repayment is dependent on the credit quality of the individual borrower.

Specific Reserves

The specific reserves relates to loans that are classified as impaired. Residential real estate and commercial loans are evaluated for impairment on a loan-by-loan basis. Impairment is determined by nonaccrual status, whether a loan is subject to a troubled debt restructuring agreement or in the case of certain loans, based on the internal credit rating. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, except for troubled debt restructurings (“TDRs”), the Company does not separately identify individual consumer loans for impairment evaluation.

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

Unallocated component

The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general reserves in the portfolio. The unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. Additionally the Company's unseasoned commercial portfolio and use of peer group data to establish general reserves for the commercial portfolio adds another element of risk to management's estimates.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

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

Recent Accounting Pronouncements

As an “emerging growth company”, as defined in Title 1 of the Jumpstart Our Business Startups (“JOBS”) Act, the Company has elected to use the extended transition period to delay the adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. As of March 31, 2020, there is no significant difference in the comparability of the financial statements as a result of this extended transition period. The Company’s emerging growth company status is scheduled to end December 31, 2021 unless a triggering event occurs sooner.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. For non-public entities, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The adoption of this standard did not have a material effect on the Company’s Consolidated Financial Statements.

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

In June 2016, FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326),  commonly referred to as “CECL,” which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. The ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. For public entities that are SEC filers, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. For non-public entities, this ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. With the passage of the CARES Act, the option to delay CECL was provided until the earlier of the national health emergency being declared over or December 31, 2020. The Company continues to evaluate the impact of this ASU on the consolidated financial statements and disclosures. The Company has formed a cross functional working

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

group and selected a third-party vendor to assist with the application of this ASU. The working group has an implementation plan which includes assessment and documentation of processes, internal controls, data sources and model development and documentation.

In February 2016, FASB issued ASU 2016-02,  Leases (Topic 842). This update requires a lessee to record a right-to-use asset and a liability representing the obligation to make lease payments for long-term leases. For public business entities, this update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For non-public business entities, this update is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years beginning after December 15, 2021. While we are currently evaluating the impact of the new standard, we expect an increase to the Consolidated Balance Sheets for right-of-use assets and associated lease liabilities but no material impact to the Consolidated Statement of Income, for arrangements previously accounted for as operating leases.

2.SECURITIES

The amortized cost and fair value of securities with gross unrealized gains and losses is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)

March 31, 2020:
Securities available for sale
U.S. government and government-sponsored enterprise obligations	$13,330	$256	$—	$13,586
U.S. government agency and government-sponsored residential mortgage-backed securities	181,997	4,583	106	186,474
U.S. government-sponsored collateralized mortgage obligations	24,745	870	—	25,615
SBA asset-backed securities	18,554	285	—	18,839
Municipal bonds	5,249	26	—	5,275
Total securities available for sale	$243,875	$6,020	$106	$249,789

December 31, 2019:
Securities available for sale
U.S. government and government-sponsored enterprise obligations	$14,994	$210	$—	$15,204
U.S. government agency and government-sponsored residential mortgage-backed securities	163,982	1,456	265	165,173
U.S. government-sponsored collateralized mortgage obligations	26,137	243	7	26,373
SBA asset-backed securities	32,461	286	24	32,723
Total securities available for sale	$237,574	$2,195	$296	$239,473

Securities held to maturity
U.S. government agency and government-sponsored residential mortgage-backed securities	$12,682	$86	$6	$12,762
U.S. government-sponsored collateralized mortgage obligations	1,433	69	—	1,502
SBA asset-backed securities	5,308	124	—	5,432
Municipal bonds	6,949	282	—	7,231
Total securities held to maturity	$26,372	$561	$6	$26,927

In February 2020, with the intention to reduce credit risk in the investment portfolio and to support the Bank’s credit risk policy, the Bank executed the sale of five held-to-maturity investments. The securities had a total amortized cost of $4.5 million and a $1.3 million gain on sale was recorded during the three months ended March 31, 2020. As a result, the remaining held to maturity securities, with an amortized cost of $21.5 million and an unrealized gain of approximately $522,000, were transferred to the available for sale category at a fair value of $22.1 million.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Twenty mortgage-backed securities with a combined fair value of $46.3 million are pledged as collateral for interest rate swap agreements as of March 31, 2020 (see Note 11). Seven mortgage-backed securities with a combined fair value of $15.7 million are pledged as collateral for interest rate swap agreements as of December 31, 2019.

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2020 is as follows:

	Available for Sale
	Amortized	Fair
	Cost	Value
	(in thousands)

After 1 year through 5 years	$5,500	$5,578
After 5 years through 10 years	8,330	8,509
Over 10 years	4,749	4,774
	18,579	18,861

U.S. government agency and government-sponsored residential mortgage-backed securities	181,997	186,474
U.S. government-sponsored collateralized mortgage obligations	24,745	25,615
SBA asset-backed securities	18,554	18,839

Total	$243,875	$249,789

SBA asset-backed securities are U.S. government-sponsored residential mortgage-backed securities, collateralized mortgage obligations and securities whose underlying assets are loans from the U.S. Small Business Administration (“SBA”) and have stated maturities of two to 30 years; however, it is expected that such securities will have shorter actual lives due to prepayments. Municipal bonds and U.S. government and government-sponsored enterprise obligations are callable at the discretion of the issuer. Municipal bonds with a total fair value of $5.3 million have final maturities ranging from 4 years to 17 years and call features ranging from 1 month to 3 years. U.S. government and government-sponsored enterprise obligations with a total fair value of $13.6 million have final maturities ranging from 3 years to 8 years and call features ranging from less than 1 month to 2 years.

The following table shows proceeds and gross realized gains and losses related to the sales and calls of securities for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(in thousands)

Sales
Proceeds	$70,729	$—
Gross gains	2,521	—
Gross losses	—	—

Calls
Proceeds	$1,667	$2,696
Gross gains	4	—
Gross losses	—	—

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Information pertaining to securities with gross unrealized losses at March 31, 2020 and December 31, 2019 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months		Twelve Months and Over
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(in thousands)

March 31, 2020:
Securities available for sale

U.S. government agency and government-sponsored residential mortgage-backed securities	$2	$1,366	$104	$4,633

December 31, 2019:
Securities available for sale

U.S. government agency and government-sponsored residential mortgage-backed securities	$147	$47,343	$118	$7,986
U.S. government-sponsored collateralized mortgage obligations	1	884	6	795
SBA asset-backed securities	24	3,964	—	—
	$172	$52,191	$124	$8,781

Securities held to maturity

U.S. government agency and government-sponsored residential mortgage-backed securities	$—	$—	$6	$2,538

Management evaluates securities for other-than-temporary impairment (“OTTI”) at each reporting period, and more frequently when economic or market concerns warrant such evaluation.

At March 31, 2020, six securities with an amortized cost of $6.1 million have unrealized losses with aggregate depreciation of 1.74% from the Company’s amortized cost basis.

The unrealized losses on the Company’s securities were primarily caused by changes in interest rates. All of these investments are guaranteed by government and government-sponsored enterprises. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the decline in fair value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be OTTI at March 31, 2020.

3.LOANS HELD FOR SALE

The following table provides the fair value and contractual principal balance outstanding of loans held for sale accounted for under the fair value option:

	March 31,	December 31,
	2020	2019
	(in thousands)

Loans held for sale, fair value	$118,316	$110,552
Loans held for sale, contractual principal outstanding	113,513	107,472
Fair value less unpaid principal balance	$4,803	$3,080

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The Company has elected the fair value option for mortgage loans held for sale to better match changes in fair value of the loans with changes in the fair value of the forward sale commitment contracts used to economically hedge them. Changes in fair value of mortgage loans held for sale accounted for under the fair value option election amounted to an increase of $1.7 million in the three months ended March 31, 2020, compared to a decrease of $290,000 in the three months ended March 31, 2019. These amounts are offset in earnings by the changes in fair value of forward sale commitments. The changes in fair value are reported as a component of mortgage banking income in the Unaudited Consolidated Statements of Income.

At March 31, 2020 and December 31, 2019, there were no loans held for sale that were greater than ninety days past due.

4.LOANS

A summary of the balances of loans follows:

	March 31,	December 31,
	2020	2019
	(in thousands)

Residential real estate:
One- to four-family	$925,969	$935,794
Second mortgages and equity lines of credit	158,190	155,716
Residential real estate construction	17,381	14,055
	1,101,540	1,105,565

Commercial:
Commercial real estate	1,212,534	1,169,923
Commercial construction	160,993	153,907
Commercial and industrial	317,559	306,282
Total commercial loans	1,691,086	1,630,112

Consumer loans:
Auto	380,730	424,592
Personal	10,514	11,289
Total consumer loans	391,244	435,881

Total loans	3,183,870	3,171,558
Allowance for loan losses	(26,389)	(24,060)
Loans, net	$3,157,481	$3,147,498

The Company has transferred a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying unaudited interim Consolidated Balance Sheets. The Company and participating lenders share ratably in cash flows and any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At March 31, 2020 and December 31, 2019, the Company was servicing loans for participants aggregating $198.5 million and $195.2 million, respectively.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Acquired Loans

The loans purchased from Coastway Bancorp, Inc. included $5.4 million in purchased credit impaired loans (“PCI”). The PCI loans were primarily residential real estate loans. The following table provides certain information pertaining to PCI loans:

	March 31,	December 31,
	2020	2019
	(in thousands)

Outstanding balance	$4,649	$4,609
Carrying amount	$4,422	$4,378

The following table summarizes activity in the accretable yield for PCI loans:

	Three Months Ended March 31,
	2020	2019
	(in thousands)

Balance at beginning of year	$149	$185
Additions	—	—
Accretion	(2)	(1)
Reclassification from nonaccretable difference	—	—
Balance at end of year	$147	$184

The following is the activity in the allowance for loan losses for the three months ended March 31, 2020 and 2019:

		Commercial	Commercial	Commercial
	Residential	Real Estate	Construction	and Industrial	Consumer	Unallocated	Total
	(in thousands)

Balance at December 31, 2018	$3,239	$10,059	$2,707	$2,286	$1,154	$1,210	$20,655

Provision (credit) for loan losses	(113)	287	(37)	560	157	3	857
Charge-offs	(20)	—	—	(40)	(266)	—	(326)
Recoveries	14	5	—	13	64	—	96
Balance at March 31, 2019	$3,120	$10,351	$2,670	$2,819	$1,109	$1,213	$21,282

Balance at December 31, 2019	$3,178	$12,875	$2,526	$2,977	$1,010	$1,494	$24,060

Provision (credit) for loan losses	(49)	2,940	(4)	(159)	691	330	3,749
Charge-offs	—	(1,174)	—	(297)	(253)	—	(1,724)
Recoveries	48	1	—	219	36	—	304
Balance at March 31, 2020	$3,177	$14,642	$2,522	$2,740	$1,484	$1,824	$26,389

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Allocation of the allowance to loan segments at March 31, 2020 and December 31, 2019 follows:

		Commercial	Commercial	Commercial
	Residential	Real Estate	Construction	and Industrial	Consumer	Unallocated	Total
	(in thousands)

March 31, 2020:
Loans:
Impaired loans	$25,459	$3,705	$10,971	$4,952	$—		$45,087
Non-impaired loans	1,076,081	1,208,829	150,022	312,607	391,244		3,138,783
Total loans	$1,101,540	$1,212,534	$160,993	$317,559	$391,244		$3,183,870
Allowance for loan losses:
Impaired loans	$973	$—	$—	$8	$—	$—	$981
Non-impaired loans	2,204	14,642	2,522	2,732	1,484	1,824	25,408
Total allowance for loan losses	$3,177	$14,642	$2,522	$2,740	$1,484	$1,824	$26,389

December 31, 2019:
Loans:
Impaired loans	$27,275	$530	$11,244	$5,831	$—		$44,880
Non-impaired loans	1,078,290	1,169,393	142,663	300,451	435,881		3,126,678
Total loans	$1,105,565	$1,169,923	$153,907	$306,282	$435,881		$3,171,558
Allowance for loan losses:
Impaired loans	$985	$—	$—	$176	$—	$—	$1,161
Non-impaired loans	2,193	12,875	2,526	2,801	1,010	1,494	22,899
Total allowance for loan losses	$3,178	$12,875	$2,526	$2,977	$1,010	$1,494	$24,060

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following is a summary of past due and non-accrual loans at March 31, 2020 and December 31, 2019:

			90 Days
	30-59 Days	60-89 Days	or More	Total	Loans on
	Past Due	Past Due	Past Due	Past Due	Non-accrual
	(in thousands)

March 31, 2020
Residential real estate:
One- to four-family	$14,030	$596	$6,781	$21,407	$9,596
Second mortgages and equity lines of credit	389	103	662	1,154	1,484
Commercial real estate	753	—	3,731	4,484	3,732
Commercial construction	—	—	1,895	1,895	10,939
Commercial and industrial	2,548	120	2,389	5,057	5,237
Consumer:
Auto	2,858	490	444	3,792	597
Personal	70	25	4	99	11
Total	$20,648	$1,334	$15,906	$37,888	$31,596

December 31, 2019
Residential real estate:
One- to four-family	$9,364	$5,622	$5,668	$20,654	$10,610
Second mortgages and equity lines of credit	418	77	760	1,255	1,561
Commercial real estate	261	4,730	191	5,182	530
Commercial construction	—	—	1,960	1,960	11,244
Commercial and industrial	2,000	722	3,133	5,855	5,831
Consumer:
Auto	3,180	456	457	4,093	529
Personal	69	16	13	98	16
Total	$15,292	$11,623	$12,182	$39,097	$30,321

At March 31, 2020 and December 31, 2019, there were no loans past due 90 days or more and still accruing.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following information pertains to impaired loans:

	March 31, 2020			December 31, 2019
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(in thousands)

Impaired loans without a specific reserve:
Residential	$10,300	$10,819	$—	$11,610	$12,140	$—
Commercial real estate	3,705	4,794	—	530	530	—
Commercial construction	10,971	10,971	—	11,244	11,244	—
Commercial and industrial	4,944	6,342	—	5,505	6,901	—
Total	29,920	32,926	—	28,889	30,815	—

Impaired loans with a specific reserve:
Residential	15,159	15,846	973	15,665	16,218	985
Commercial and industrial	8	8	8	326	326	176
Total	15,167	15,854	981	15,991	16,544	1,161

Total impaired loans	$45,087	$48,780	$981	$44,880	$47,359	$1,161

	Three Months Ended March 31,
	2020			2019
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(in thousands)

Residential	$26,367	$322	$245	$31,258	$539	$444
Commercial real estate	2,118	—	—	1,343	—	—
Commercial construction	11,108	—	—	—	—	—
Commercial and industrial	5,392	7	7	5,528	13	13
Total	$44,985	$329	$252	$38,129	$552	$457

Interest income recognized and interest income recognized on a cash basis in the tables above represent interest income for the three months ended March 31, 2020 and 2019, not for the time period designated as impaired. No additional funds are committed to be advanced in connection with impaired loans.

There were no material TDR loan modifications for the three months ended March 31, 2020 and 2019.

The recorded investment in TDRs was $18.6 million and $20.0 million at March 31, 2020 and December 31, 2019, respectively. Commercial TDRs totaled $3.2 million and $3.0 million at March 31, 2020 and December 31, 2019, respectively. The remainder of the TDRs outstanding at the end of these periods were residential loans. Non-accrual TDRs totaled $4.3 million and $5.0 million at March 31, 2020 and December 31, 2019, respectively. Of these loans, $3.2 million and $3.0 million were non-accrual commercial TDRs.

All TDR loans are considered impaired and management performs a discounted cash flow calculation to determine the amount of impairment reserve required on each loan. TDR loans which subsequently default are reviewed to determine if the loan should be deemed collateral dependent. In either case, any reserve required is recorded as part of the allowance for loan losses.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

During the three months ended March 31, 2020 and 2019, there were no payment defaults on TDRs.

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

The following table presents the Company’s loans by risk rating at March 31, 2020 and December 31, 2019:

	March 31, 2020			December 31, 2019
	Commercial	Commercial	Commercial	Commercial	Commercial	Commercial
	Real Estate	and Industrial	Construction	Real Estate	and Industrial	Construction
	(in thousands)

Loans rated 1 - 6	$1,207,443	$306,142	$135,422	$1,163,342	$294,507	$127,962
Loans rated 7	259	6,460	14,632	4,539	6,117	14,701
Loans rated 8	524	2,699	10,939	530	3,223	11,244
Loans rated 9	3,208	2,258	—	—	2,435	—
Loans rated 10	—	—	—	—	—	—
Loans not rated	1,100	—	—	1,512	—	—
	$1,212,534	$317,559	$160,993	$1,169,923	$306,282	$153,907

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

5.MORTGAGE LOAN SERVICING

The Company sells residential mortgages to government-sponsored entities and other parties. The Company retains no beneficial interests in these loans, but may retain the servicing rights of the loans sold. Mortgage loans serviced for others are not included in the accompanying unaudited interim Consolidated Balance Sheets. The risks inherent in mortgage servicing rights (“MSRs”) relate primarily to changes in prepayments that primarily result from shifts in mortgage interest rates. The unpaid principal balance of mortgage loans serviced for others was $1.82 billion and $1.83 billion as of March 31, 2020 and December 31, 2019, respectively.

The Company accounts for MSRs at fair value. The Company obtains valuations from independent third parties to determine the fair value of MSRs. Key assumptions used in the estimation of fair value include prepayment speeds, discount rates, default rates, cost to service, and contractual servicing fees. At March 31, 2020 and December 31, 2019, the following weighted average assumptions were used in the calculation of fair value of MSRs:

	March 31,	December 31,
	2020	2019
Prepayment speed	16.09%	12.43%
Discount rate	9.34	9.34
Default rate	2.34	2.61

The following summarizes changes to MSRs for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(in thousands)

Balance, beginning of period	$17,150	$22,217
Additions	444	165
Changes in fair value due to:
Reductions from loans paid off during the period	(576)	(319)
Changes in valuation inputs or assumptions	(3,811)	(1,832)
Balance, end of period	$13,207	$20,231

Contractually specified servicing fees included in other mortgage banking income amounted to $1.3 million for the three months ended March 31, 2020 and 2019, respectively.

6.DEPOSITS

A summary of deposit balances, by type, is as follows:

	March 31,	December 31,
	2020	2019
	(in thousands)

NOW and demand deposit accounts	$614,764	$572,280
Regular savings and club accounts	744,564	626,685
Money market deposit accounts	809,622	856,830
Total non-certificate accounts	2,168,950	2,055,795

Term certificate accounts greater than $250,000	168,372	169,595
Term certificate accounts less than or equal to $250,000	598,473	636,343
Brokered deposits	85,429	81,140
Total certificate accounts	852,274	887,078
Total deposits	$3,021,224	$2,942,873

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The Company has established a relationship to participate in a reciprocal deposit program with other financial institutions. The reciprocal deposit program provides access to FDIC-insured deposit products in aggregate amounts exceeding the current limits for depositors. At March 31, 2020 and December 31, 2019, total reciprocal deposits were $249.9 million and $277.9 million, respectively, consisting primarily of money market accounts.

A summary of certificate accounts by maturity at March 31, 2020 is as follows:

		Weighted
		Average
	Amount	Rate
	(dollars in thousands)

Within 1 year	$746,517	1.92%
Over 1 year to 2 years	80,034	1.88
Over 2 years to 3 years	21,473	1.95
Over 3 years to 4 years	4,122	1.96
Over 4 years to 5 years	1,305	1.51
Total certificate deposits	853,451	1.92%
Less unaccreted acquisition discount	(1,177)
Total certificate deposits, net	$852,274

7.BORROWED FUNDS

Borrowed funds at March 31, 2020 and December 31, 2019 consist of Federal Home Loan Bank (“FHLB”) advances. Short-term advances were $104.0 million with a weighted average rate of 0.37% at March 31, 2020.  Short-term advances were $183.0 million with a weighted average rate of 1.80% at December 31, 2019. Long-term advances are summarized by maturity date below.

	March 31, 2020			December 31, 2019
	Amount by		Weighted	Amount by		Weighted
	Scheduled	Amount by	Average	Scheduled	Amount by	Average
	Maturity*	Call Date (1)	Rate (2)	Maturity*	Call Date (1)	Rate (2)
	(dollars in thousands)

Year ending December 31:
2020	$67,000	$147,000	2.38%	$87,000	137,000	2.25%
2021	41,750	21,750	2.47	41,750	21,750	2.47
2022	—	—	—	10,000	—	1.73
2023	20,194	194	2.07	20,195	195	2.43
2024	10,000	10,000	1.68	10,000	10,000	1.68
2025 and thereafter	42,179	2,179	1.34	2,187	2,187	1.10
	$181,123	$181,123	2.09%	$171,132	$171,132	2.16%

* Includes an amortizing advance requiring monthly principal and interest payments.

(1) Callable FHLB advances are shown in the respective periods assuming that the callable debt is redeemed at the call date, while all other advances are shown in the periods corresponding to their scheduled maturity date.

(2) Weighted average rates are based on scheduled maturity dates.

The FHLB advances are secured by a blanket security agreement which requires the Bank to maintain certain qualifying assets as collateral, principally residential mortgage loans and certain multi-family and commercial real estate loans held in the Bank’s portfolio. The carrying value of the loans pledged as collateral for these borrowings totaled $981.0 million at March 31, 2020 and $1.06 billion at December 31, 2019. As of March 31, 2020, the Company had $382.3 million of available borrowing capacity with the FHLB.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The Company also has additional borrowing capacity under a $25.0 million unsecured federal funds line with a correspondent bank and a secured line of credit with the Federal Reserve Bank of Boston secured by 83% of the carrying value of indirect auto and commercial loans with principal balances amounting to $39.8 million and $46.9 million, respectively. No amounts were outstanding under either line at March 31, 2020 or December 31, 2019.

As a participating lender in the PPP, the Company also has access to additional borrowing capacity through the Federal Reserve’s Paycheck Protection Program Liquidity Facility. Only loans issued under the PPP may be pledged as collateral.

8.OTHER COMMITMENTS AND CONTINGENCIES

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

The following off-balance sheet financial instruments were outstanding at March 31, 2020 and December 31, 2019. The contract amounts represent credit risk.

	March 31,	December 31,
	2020	2019
	(in thousands)

Commitments to grant loans	$289,623	$98,866
Unadvanced funds on home equity lines of credit	164,169	157,867
Unadvanced funds on revolving lines of credit	152,251	147,047
Unadvanced funds on construction loans	98,947	112,158

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

9.DERIVATIVES

The Company is party to a variety of derivative transactions, including derivative loan commitments, forward loan sale commitments and interest rate swap contracts. The Company enters into derivative contracts in order to meet the financing needs of its customers. The Company also enters into derivative contracts as a means of reducing its interest rate risk and market risk.

All derivatives are recognized in the unaudited interim Consolidated Balance Sheets at fair value. Changes in the fair value of derivatives are recognized in earnings. The Company did not have any fair value hedges or cash flow hedges at March 31, 2020 and December 31, 2019.

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

Interest Rate Swaps

The Company enters into interest rate swap agreements that are transacted to meet the financing needs of its commercial customers. Offsetting interest rate swap agreements are simultaneously transacted with a third-party financial institution to effectively eliminate the Company’s interest rate risk associated with the customer swaps. The primary risks associated with these transactions arise from exposure to the ability of the counterparties to meet the terms of the contract. Mortgage-backed securities with a fair value of $46.3 million are pledged to secure the Company’s liability for the offsetting interest rate swaps (see Note 2). The interest rate swap notional amount is the aggregate notional amount of the customer swap and the offsetting third-party swap.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following tables presents the outstanding notional balances and fair values of outstanding derivative instruments:

		Assets		Liabilities
		Balance		Balance
	Notional	Sheet	Fair	Sheet	Fair
	Amount	Location	Value	Location	Value
	(in thousands)

March 31, 2020:
Derivative loan commitments	$433,743	Other assets	$8,065	Other liabilities	$1,663
Forward loan sale commitments	201,711	Other assets	13	Other liabilities	3,817
Interest rate swaps	783,888	Other assets	43,278	Other liabilities	43,278
Risk participation agreements	127,478	Other assets	—	Other liabilities	—
Total			$51,356		$48,758

December 31, 2019:
Derivative loan commitments	$100,938	Other assets	$1,385	Other liabilities	$174
Forward loan sale commitments	88,000	Other assets	26	Other liabilities	158
Interest rate swaps	725,332	Other assets	15,092	Other liabilities	15,092
Risk participation agreements	134,346	Other assets	—	Other liabilities	—
Total			$16,503		$15,424

The following table presents the recorded net gains and losses pertaining to the Company’s derivative instruments:

		Amount of Gain (Loss)
		Three Months Ended March 31,
	Location of Gain (Loss)	2020	2019
		(in thousands)

Derivative loan commitments	Mortgage banking income	$5,191	$544
Forward loan sale commitments	Mortgage banking income	(3,672)	18
Total		$1,519	$562

10.STOCK-BASED COMPENSATION

Under the HarborOne Bancorp, Inc. 2017 Stock Option and Incentive Plan (the “Equity Plan”), adopted on August 9, 2017, the Company may grant options, stock appreciation rights, restricted stock, restricted units, unrestricted stock awards, cash based awards, performance share awards, and dividend equivalent rights to its directors, officers and employees.

Expense related to awards granted to employees is recognized as compensation expense, and expense related to awards granted to directors is recognized as directors’ fees within noninterest expense. Total expense for the Equity Plan was $1.3 million and $1.1 million for the three months ended March 31, 2020 and 2019, respectively.

Share amounts related to periods prior to the date of the closing of the Offering on August 14, 2019 have been restated to give retroactive recognition to the 1.795431 exchange ratio applied in the Offering.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Stock Options

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

•	Volatility is based on peer group volatility due to lack of sufficient trading history for the Company.
•	Expected life represents the period of time that the option is expected to be outstanding, taking into account the contractual term and the vesting period.
•	Expected dividend yield is based on the Company’s history and expectation of dividend payouts.
•	The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equivalent to the expected life of the option.

During the three months ended March 31, 2020, the Company made no awards of nonqualified options to purchase shares of common stock.

A summary of the status of the Company’s stock option grants for the three months ended March 31, 2020, is presented in the table below:

	Outstanding				Nonvested
			Weighted
			Average			Weighted
		Weighted	Remaining	Aggregate		Average
	Stock Option	Average	Contractual	Intrinsic	Stock Option	Grant Date
	Awards	Exercise Price	Term (years)	Value	Awards	Fair Value

Balance at January 1, 2020	2,169,243	$9.87			1,196,545	$2.66
Granted	—	—			—	—
Vested	—	—			(176,161)	2.47
Forfeited	—	—			—	—
Expired	—	—			—	—
Balance at March 31, 2020	2,169,243	$9.87	8.00	$—	1,020,384	$2.70
Exercisable at March 31, 2020	1,148,859	$10.01	7.70	$—
Unrecognized cost inclusive of directors' awards	$1,829,000
Weighted average remaining recognition period (years)	1.48

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents the activity in non-vested stock awards under the Equity Plan for the three months ended March 31, 2020:

	Restricted	Weighted Average
	Stock Awards	Grant Price

Non-vested stock awards at January 1, 2020	333,766	$10.20
Vested	(3,780)	8.82
Granted	—	—
Forfeited	—	—
Non-vested stock awards at March 31, 2020	329,986	$10.21
Unrecognized cost inclusive of directors' awards	$1,445,000
Weighted average remaining recognition period (years)	0.78

11.MINIMUM REGULATORY CAPITAL REQUIREMENTS

The Company and Bank are subject to various regulatory capital requirements administered by the Federal Reserve and the FDIC. Failure to meet minimum capital requirements can result in mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s Consolidated Financial Statements.

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

At March 31, 2020, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The capital levels of both the Company and the Bank at March 31, 2020 also exceeded the minimum capital requirements, including the currently applicable capital conservation buffer of 2.5%.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The Company’s and the Bank’s actual regulatory capital ratios as of March 31, 2020 and December 31, 2019 are presented in the table below.

					Minimum Required to be
					Considered "Well Capitalized"
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

HarborOne Bancorp, Inc.
March 31, 2020
Common equity Tier 1 capital to risk-weighted assets	$596,997	18.5%	$145,224	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	596,997	18.5	193,633	6.0	N/A	N/A
Total capital to risk-weighted assets	658,387	20.4	258,177	8.0	N/A	N/A
Tier 1 capital to average assets	596,997	15.2	157,143	4.0	N/A	N/A

December 31, 2019
Common equity Tier 1 capital to risk-weighted assets	$590,122	18.7%	$142,048	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	590,122	18.7	189,397	6.0	N/A	N/A
Total capital to risk-weighted assets	649,182	20.6	252,529	8.0	N/A	N/A
Tier 1 capital to average assets	590,122	15.3	154,659	4.0	N/A	N/A

HarborOne Bank
March 31, 2020
Common equity Tier 1 capital to risk-weighted assets	$460,475	14.4%	$144,082	4.5%	$208,118	6.5%
Tier 1 capital to risk-weighted assets	460,475	14.4	192,109	6.0	256,146	8.0
Total capital to risk-weighted assets	486,864	15.2	256,146	8.0	320,182	10.0
Tier 1 capital to average assets	460,475	12.1	151,661	4.0	189,576	5.0

December 31, 2019
Common equity Tier 1 capital to risk-weighted assets	$453,707	14.4%	$142,053	4.5%	$205,188	6.5%
Tier 1 capital to risk-weighted assets	453,707	14.4	189,404	6.0	252,539	8.0
Total capital to risk-weighted assets	477,767	15.1	252,539	8.0	315,674	10.0
Tier 1 capital to average assets	453,707	12.2	149,272	4.0	186,591	5.0

12.COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the stockholders’ equity section of the Consolidated Balance Sheets, such items, along with net income, are components of comprehensive income (loss).

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	March 31,	December 31,
	2020	2019
	(in thousands)

Securities available for sale:
Net unrealized gain	$5,914	$1,899
Related tax effect	(1,656)	(419)
Total accumulated other comprehensive income	$4,258	$1,480

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following tables present changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019

	Available	Available
	for Sale	for Sale
	Securities	Securities
	(in thousands)

Balance at beginning of period	$1,480	$(2,358)

Other comprehensive income before reclassifications	6,018	3,191
Amounts reclassified to accumulated other comprehensive income for transfer of securities to available for sale	522	—
Amounts reclassified from accumulated other comprehensive income	(2,525)	—
Net current period other comprehensive income	4,015	3,191
Related tax effect	(1,237)	(703)
Balance at end of period	$4,258	$130

13.FAIR VALUE OF ASSETS AND LIABILITIES

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

FHLB stock - FHLB stock has restrictions placed on its transferability. As a result, the fair value of FHLB stock was not practicable to determine.

Loans held for sale - Fair values are based on prevailing market prices for similar commitments.

Loans - Fair values for mortgage loans and other loans are estimated using discounted cash flow analyses, using market interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans are estimated using comparable sales or recent appraisals, adjusted for selling costs and other expenses.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Retirement plan annuities - The carrying value of the annuities are based on their contract values which approximate fair value.

MSRs  - Fair value is based on a third-party valuation model that calculates the present value of estimated future net servicing income and includes observable market data such as prepayment speeds and default and loss rates.

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

Forward loan sale commitments and derivative loan commitments - Forward loan sale commitments and derivative loan commitments are based on fair values of the underlying mortgage loans and the probability of such commitments being exercised. The assumptions for pull-through rates are derived from internal data and adjusted using management judgment. Derivative loan commitments include the value of servicing rights and non-refundable costs of originating the loan based on the Company’s internal cost analysis that is not observable.  The weighted average pull-through rate for derivative loan commitments was approximately 82% and 85% at March 31, 2020 and December 31, 2019, respectively.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Transfers between levels are recognized at the end of the reporting period, if applicable. There were no transfers during the periods presented.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

				Total
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)

March 31, 2020
Assets

Securities available for sale	$—	$249,789	$—	$249,789
Loans held for sale	—	118,316	—	118,316
Mortgage servicing rights	—	13,207	—	13,207
Derivative loan commitments	—	—	8,065	8,065
Forward loan sale commitments	—	—	13	13
Interest rate swaps	—	43,278	—	43,278
	$—	$424,590	$8,078	$432,668
Liabilities

Derivative loan commitments	$—	$—	$1,663	$1,663
Forward loan sale commitments	—	—	3,817	3,817
Interest rate swaps	—	43,278	—	43,278
	$—	$43,278	$5,480	$48,758

December 31, 2019
Assets

Securities available for sale	$—	$239,473	$—	$239,473
Loans held for sale	—	110,552	—	110,552
Mortgage servicing rights	—	17,150	—	17,150
Derivative loan commitments	—	—	1,385	1,385
Forward loan sale commitments	—	—	26	26
Interest rate swaps	—	15,092	—	15,092
	$—	$382,267	$1,411	$383,678
Liabilities

Derivative loan commitments	$—	$—	$174	$174
Forward loan sale commitments	—	—	158	158
Interest rate swaps	—	15,092	—	15,092
	$—	$15,092	$332	$15,424

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The table below presents, for the three months ended March 31, 2020 and 2019, the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis.

	Three Months Ended March 31,
	2020	2019
	(in thousands)

Assets: Derivative and Forward Loan Sale Commitments:

Balance at beginning of period	$1,411	$1,261

Total gains included in net income (1)	6,667	471
Balance at end of period	$8,078	$1,732

Changes in unrealized gains relating to instruments at period end	$8,078	$1,732

Liabilities: Derivative and Forward Loan Sale Commitments:

Balance at beginning of period	$(332)	$(630)

Total gains (losses) included in net income (1)	(5,148)	91
Balance at end of period	$(5,480)	$(539)

Changes in unrealized losses relating to instruments at period end	$(5,480)	$(539)

(1) Included in mortgage banking income on the Consolidated Statements of Net Income.

Assets Measured at Fair Value on a Non-recurring Basis

The Company may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There were no liabilities measured at fair value on a non-recurring basis at March 31, 2020 and December 31, 2019. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets.

	March 31, 2020			December 31, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)

Asset held for sale	$—	$—	$8,536	$—	$—	$8,536
Impaired loans:
Residential	—	—	1,975	—	—	2,272
Commercial real estate	—	—	3,096	—	—	—
Commercial	—	—	419	—	—	1,606
Other real estate owned and repossessed assets	—	—	538	—	—	719
	$—	$—	$14,564	$—	$—	$13,133

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Losses in the following table represent the amount of the fair value adjustments recorded during the period on the carrying value of the assets held at March 31, 2020 and December 31, 2019, respectively. Losses on fully charged off loans are not included in the table.

	Three Months Ended March 31,
	2020	2019
	(in thousands)

Asset held for sale	$—	$—
Impaired loans
Residential	2	325
Commercial real estate	1,174	—
Commercial	194	—
Other real estate owned and repossessed assets	55	42
	$1,425	$367

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

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

	March 31, 2020
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)

Financial assets:
Cash and cash equivalents	$235,420	$235,420	$—	$—	$235,420
Securities available for sale	249,789	—	249,789	—	249,789
Federal Home Loan Bank stock	13,530	N/A	N/A	N/A	N/A
Loans held for sale	118,316	—	118,316	—	118,316
Loans, net	3,157,481	—	—	3,212,565	3,212,565
Retirement plan annuities	13,434	—	—	13,434	13,434
Mortgage servicing rights	13,207	—	13,207	—	13,207
Accrued interest receivable	9,710	—	9,710	—	9,710

Financial liabilities:
Deposits	3,021,224	—	—	3,029,586	3,029,586
Borrowed funds	285,123	—	287,917	—	287,917
Subordinated debt	33,938	—	—	37,026	37,026
Mortgagors' escrow accounts	8,279	—	—	8,279	8,279
Accrued interest payable	1,337	—	1,337	—	1,337

Derivative loan commitments:
Assets	8,065	—	—	8,065	8,065
Liabilities	1,663	—	—	1,663	1,663

Interest rate swap agreements:
Assets	43,278	—	43,278	—	43,278
Liabilities	43,278	—	43,278	—	43,278

Forward loan sale commitments:
Assets	13	—	—	13	13
Liabilities	3,817	—	—	3,817	3,817

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

	December 31, 2019
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)

Financial assets:
Cash and cash equivalents	$211,616	$211,616	$—	$—	$211,616
Securities available for sale	239,473	—	239,473	—	239,473
Securities held to maturity	26,372	—	26,927	—	26,927
Federal Home Loan Bank stock	17,121	N/A	N/A	N/A	N/A
Loans held for sale	110,552	—	110,552	—	110,552
Loans, net	3,147,498	—	—	3,176,442	3,176,442
Retirement plan annuities	13,333	—	—	13,333	13,333
Mortgage servicing rights	17,150	—	17,150	—	17,150
Accrued interest receivable	9,807	—	9,807	—	9,807

Financial liabilities:
Deposits	2,942,873	—	—	2,943,899	2,943,899
Borrowed funds	354,132	—	354,881	—	354,881
Subordinated debt	33,907	—	—	34,619	34,619
Mortgagors' escrow accounts	6,053	—	—	6,053	6,053
Accrued interest payable	1,669	—	1,669	—	1,669

Derivative loan commitments:
Assets	1,385	—	—	1,385	1,385
Liabilities	174	—	—	174	174

Interest rate swap agreements:
Assets	15,092	—	15,092	—	15,092
Liabilities	15,092	—	15,092	—	15,092

Forward loan sale commitments:
Assets	26	—	—	26	26
Liabilities	158	—	—	158	158

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

14.EARNINGS PER SHARE (“EPS”)

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

	Three Months Ended March 31,
	2020	2019

Net income available to common stockholders (in thousands)	$4,724	$2,067

Average number of common shares outstanding	58,418,021	58,461,006
Less: Average unallocated ESOP shares	(4,025,556)	(1,794,027)
Weighted average number of common shares outstanding used to calculate basic earnings per common share	54,392,465	56,666,979
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	54,392,465	56,666,979

Earnings per common share:
Basic	$0.09	$0.04
Diluted	$0.09	$0.04

Share amounts related to periods prior to the August 14, 2019 closing of the conversion offering have been restated to give retroactive recognition to the 1.795431 exchange ratio applied in the  conversion offering.

Stock options for 2,169,243 and 2,244,062 shares of common stock for the three months ended March 31, 2020 and 2019, respectively, were not considered in computing diluted earnings per share because they were antidilutive.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

15. REVENUE RECOGNITION

Revenue from contracts with customers in the scope of Accounting Standards Codification (“ASC”) (“Topic 606”) is measured based on the consideration specified in the contract with a customer and excludes amounts collected on behalf of third parties. The Company recognizes revenue from contracts with customers when it satisfies its performance obligations.

The Company’s performance obligations are generally satisfied as services are rendered and can either be satisfied at a point in time or over time. Unsatisfied performance obligations at the report date are not material to our consolidated financial statements.

In certain cases, other parties are involved with providing services to our customers. If the Company is a principal in the transaction (providing services itself or through a third party on its behalf), revenues are reported based on the gross consideration received from the customer and any related expenses are reported gross in noninterest expense. If the Company is an agent in the transaction (referring to another party to provide services), the Company reports its net fee or commission retained as revenue.

The Company recognizes revenue that is transactional in nature and such revenue is earned at a point in time. Revenue that is recognized at a point in time includes card interchange fees (fee income related to debit card transactions), ATM fees, wire transfer fees, overdraft charge fees, and stop-payment and returned check fees. Additionally, revenue is collected from loan fees, such as letters of credit, line renewal fees and application fees. Such revenue is derived from transactional information and is recognized as revenue immediately as the transactions occur or upon providing the service to complete the customer’s transaction.

16.SEGMENT REPORTING

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Information about the reportable segments and reconciliation to the unaudited interim Consolidated Financial Statements at March 31, 2020 and 2019 and for the three months then ended is presented in the tables below.

	Three Months Ended March 31, 2020
	HarborOne	HarborOne	HarborOne
	Bank	Mortgage	Bancorp, Inc.	Eliminations	Consolidated
	(in thousands)

Net interest and dividend income (expense)	$26,510	$281	$(91)	$—	$26,700
Provision for loan losses	3,749	—	—	—	3,749
Net interest and dividend income (loss), after provision for loan losses	22,761	281	(91)	—	22,951
Mortgage banking income:
Changes in mortgage servicing rights fair value	(1,170)	(3,217)	—	—	(4,387)
Other	(49)	14,898	—	—	14,849
Total mortgage banking income (loss)	(1,219)	11,681	—	—	10,462
Other noninterest income (loss)	8,526	(122)	—	—	8,404
Total noninterest income	7,307	11,559	—	—	18,866
Noninterest expense	24,288	10,806	294	—	35,388
Income (loss) before income taxes	5,780	1,034	(385)	—	6,429
Provision (benefit) for income taxes	1,601	239	(135)	—	1,705
Net income (loss)	$4,179	$795	$(250)	$—	$4,724

Total assets at period end	$3,963,011	$182,195	$710,316	$(754,316)	$4,101,206
Goodwill at period end	$59,042	$10,760	$—	$—	$69,802

	Three Months Ended March 31, 2019

	HarborOne	HarborOne	HarborOne
	Bank	Mortgage	Bancorp Inc.	Eliminations	Consolidated
	(in thousands)

Net interest and dividend income (expense)	$26,419	$109	$(498)	$—	$26,030
Provision for loan losses	857	—	—	—	857
Net interest and dividend income (loss), after provision for loan losses	25,562	109	(498)	—	25,173
Mortgage banking income:
Changes in mortgage servicing rights fair value	(570)	(1,581)	—	—	(2,151)
Other	222	6,431	—	—	6,653
Total mortgage banking income (loss)	(348)	4,850	—	—	4,502
Other noninterest income (loss)	5,352	(12)	—	—	5,340
Total noninterest income	5,004	4,838	—	—	9,842
Noninterest expense	24,865	7,352	375	—	32,592
Income (loss) before income taxes	5,701	(2,405)	(873)	—	2,423
Provision (benefit) for income taxes	1,446	(845)	(245)	—	356
Net income (loss)	$4,255	$(1,560)	$(628)	$—	$2,067

Total assets at period end	$3,659,586	$79,700	$397,183	$(480,473)	$3,655,996
Goodwill at period end	$58,875	$10,760	$—	$—	$69,635

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

17.SUBSEQUENT EVENTS

On April 8, 2020, the Company entered into an interest rate swap agreement to help manage its interest rate risk position. The notional value of the interest rate swap is $100.0 million and it is designated as a cashflow hedge of certain fixed-rate advances. It is effective as of April 8, 2020 and matures April 8, 2025.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section is intended to assist in the understanding of the financial performance of the Company and its subsidiaries through a discussion of our financial condition at March 31, 2020, and our results of operations for the three months ended March 31, 2020 and 2019. This section should be read in conjunction with the unaudited interim Consolidated Financial Statements and Notes thereto of the Company appearing in Part I, Item 1 of this Form 10-Q.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q that are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements, which are based on certain current assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions. These statements include, among others, statements regarding the impact of the COVID-19 pandemic; our strategy, goals and expectations; evaluations of future interest rate trends and liquidity; expectations as to growth in assets, deposits and results of operations, future operations, market position and financial position; and prospects, plans and objectives of management. You should not place undue reliance on our forward-looking statements. You should exercise caution in interpreting and relying on forward-looking statements because they are subject to significant risks, uncertainties and other factors which are, in some cases, beyond our control.

Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. The Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among others, factors referenced herein under the section captioned “Risk Factors”; the negative impacts and disruptions of the COVID-19 pandemic and measures taken to contain its spread on our employees, customers, business operations, credit quality, financial position, liquidity and results of operations; the length and extent of the economic contraction as a result of the COVID-19 pandemic; continued deterioration in general business and economic conditions on a national basis and in the local markets in which the Company operates; changes in customer behavior due to changing business and economic conditions or legislative or regulatory initiatives leading to changes in demand for loans in our market area; continued turbulence in the capital and debt markets; changes in interest rates; increases in loan defaults and charge-off rates; decreases in the value of securities and other assets; decreases in deposit levels necessitating increased borrowing to fund loans and investments; competitive pressures from other financial institutions; operational risks including, but not limited to, cybersecurity incidents, fraud, natural disasters and future pandemics; changes in regulation; reputational risk relating to the Company’s participation in the Paycheck Protection Program and other pandemic-related legislative and regulatory initiatives and programs; changes in accounting standards and practices; the risk that goodwill and intangibles recorded in our financial statements will become impaired; risks related to the implementation of acquisitions, dispositions, and restructurings, including the risk that acquisitions may not produce results at levels or within time frames originally anticipated; the risk that we may not be successful in the implementation of our business strategy; changes in assumptions used in making such forward-looking statements; and the other risks and uncertainties detailed in the Company’s Annual Report on Form 10-K and updated in this Quarterly Reports on Form 10-Q and other filings submitted to the Securities and Exchange Commission. Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

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

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

There have been no material changes to our critical accounting policies as compared to the critical accounting policies described in the Company’s Annual Report on Form 10-K.

COVID-19

The COVID-19 pandemic is a highly unusual, unprecedented and evolving public health and economic crisis that may have a significant adverse impact on the economy, the banking industry and the Company in future fiscal periods, all subject to a high degree of uncertainty.

Regulatory Developments

The CARES Act

On March 27, 2020, Congress passed, and the President signed, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) to address the economic effects of the COVID-19 pandemic.

•Paycheck Protection Program (“PPP”). The CARES Act appropriated $349 billion for “paycheck protection loans” through the PPP. The amount appropriated was subsequently increased to $659 billion. Loans under the PPP that meet U.S. Small Business Administration (“SBA”) requirements may be forgiven in certain circumstances, and are 100% guaranteed by the SBA. As of April 30, 2020, the Bank has received SBA approval for approximately 955 PPP loans totaling approximately $151.8 million. PPP loans are fully guaranteed by the U.S. government, have a two-year term and earn interest at rate of 1%.  We currently expect a significant portion of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program.  These loans are estimated to result in approximately $5.3 million in processing fee income, which will be deferred over the life of the loan.  The average authorized loan size is $159,000 and the aggregate number of jobs positively impacted is approximately 13,000.  In conjunction with the PPP, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) has created a lending facility for qualified financial institutions. The Paycheck Protection Program Liquidity Facility will extend credit to depository institutions with a term of up to two years at an interest rate of 0.35%. Only loans issued under the PPP can be pledged as collateral to access the facility.

•Troubled Debt Restructuring Relief. From March 1, 2020 through the earlier of December 31, 2020 or 60 days after the termination date of the national emergency declared by the President on March 13, 2020 concerning the COVID–19 outbreak (the “national emergency”), a financial institution may elect to suspend the requirements under accounting principles generally accepted in the U.S. for loan modifications related to the COVID–19 pandemic that would otherwise be categorized as a troubled debt restructured (“TDR”), including impairment accounting. This TDR relief is applicable for the term of the loan modification that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019. Financial institutions are required to maintain records of the volume of loans involved in modifications to which TDR relief is applicable. As of April 30, 2020 the Bank has processed 34 commercial loan requests for loans with a total principal balance of $48.8 million, 109 residential real estate loan requests for loans with a total principal balance of $35.4 million and 523 consumer loan requests for loans with a total principal balance of $12.2 million. We have also processed 67 requests on sold and bank-serviced residential mortgage loans with a total principal balance of $14.4 million and provided forbearance to 260 borrowers with a total principal balance of $54.5 million that were sold and are serviced by a third party on our behalf.

•CECL Delay. Banks, savings associations, credit unions, bank holding companies and their affiliates are not required to comply with the Financial Accounting Standards Board Accounting Standards Update No. 2016–13 (“Measurement of Credit Losses on Financial Instruments”), including the current expected credit losses methodology for estimating allowances for credit losses (“CECL”), from the date of the law’s enactment until the earlier of the end of the national emergency or December 31, 2020. On March 27, 2020, the Federal Reserve, the Federal Deposit Insurance Corporation (the “FDIC”), and the Office of the Comptroller of the Currency issued an interim final rule that allows banking organizations that are required to adopt CECL this year to mitigate the estimated cumulative regulatory capital effects for up to two years. The relief afforded by the CARES Act and interim final rule is in addition to the three-year

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

transition period already in place. As an emerging growth company, the Company has elected to use the extended transition period to delay the adoption of new accounting standards and therefore did not utilize this relief.

•Reduction of the Community Bank Leverage Ratio. The CARES Act reduced the community bank leverage ratio from 9% to 8% until the earlier of the end of the national emergency or December 31, 2020. In response to the CARES Act, federal banking regulators set the community bank leverage ratio at 8% for the remainder of 2020, 8.5% for 2021 and 9% thereafter.

•Revival of Bank Debt Guarantee Program. The CARES Act amends the Dodd-Frank Act to provide the FDIC with the authority to guarantee bank-issued debt and noninterest-bearing transaction accounts that exceed the FDIC's $250,000 limit through December 31, 2020. The FDIC has discretion to determine whether and how to exercise this authority.

•Forbearance. The CARES Act codifies in part recent guidance from state and federal regulators and government-sponsored enterprises, including the 60-day suspension of foreclosures on federally-backed mortgages and requirements that servicers grant forbearance to borrowers affected by COVID-19.

•Moratorium on Negative Credit Reporting. Any furnisher of credit information that agrees to defer payments, forbear on any delinquent credit or account, or provide any other relief to consumers affected by the COVID-19 pandemic must report the credit obligation or account as current if the credit obligation or account was current before the accommodation.

Massachusetts COVID-19 Emergency Legislation

On April 20, 2020, legislation enacted in Massachusetts in response to the COVID-19 emergency declared by Governor Baker was signed into law by the Governor. The legislation establishes a temporary moratorium on foreclosures on one- to four-family, owner occupied residential real estate in Massachusetts. The legislation also requires a creditor to grant to a borrower of a mortgage loan secured by one- to four-family, owner occupied residential real estate in Massachusetts a forbearance of up to 180 days, if requested by the borrower, who must affirm that the borrower has experienced a financial impact from the COVID-19 pandemic. A borrower is entitled to request a forbearance while the legislation is in effect even if the borrower is already in default. In connection with a forbearance, a creditor may not charge fees, penalties or interest beyond the amounts scheduled and calculated as if the borrower made all contractual payments on time and in full under the terms of the relevant loan agreement. The legislation specifies that a payment subject to forbearance shall be added to the end of the term of the loan unless otherwise agreed by the parties. The legislation also prohibits a creditor from furnishing negative information to a consumer reporting agency related to mortgage payments subject to forbearance. Because the legislation was enacted on an emergency basis, it went into effect immediately upon being signed into law. The legislation provides that the temporary moratorium on foreclosures expires 120 days after the effective date of the legislation, which is August 18, 2020, or 45 days after the COVID-19 emergency declaration has been lifted, whichever is sooner, but the Governor may extend the moratorium in increments of up 90 days as long as the moratorium ends not later than 45 days after the COVID-19 emergency declaration has been lifted. A borrower may request a forbearance under the legislation at any time while the foreclosure moratorium is in effect.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Company Impact and Response

Our commercial and consumer banking products and services are offered primarily in South Eastern New England, where individual and governmental responses to the COVID-19 pandemic have led to a broad curtailment of economic activity beginning in March 2020, through stay at home orders and cessation of non‑essential businesses activities, currently extending through various dates in May 2020. Banks were identified as providing an essential service and we have remained open, serving our customers through online banking, drive-up teller windows and in our branch offices by appointment only. We implemented work from home protocols for non-branch staff without any degradation to customer service or operations. The Company’s COVID-19 response team continues to monitor the local impact of COVID-19 in order to anticipate and respond to developments quickly and decisively. As of March 31, 2020, we do not anticipate significant challenges to our ability to maintain our systems and controls and do not currently face any material resource constraints. The Company maintains access to multiple sources of liquidity. If an extended recession caused large numbers of the Company’s deposit customers to withdraw their funds, the Company may become more reliant on volatile or more expensive sources of funding.

Our commercial loan portfolio is diverse across many sectors and is largely secured by commercial real estate loans, which make up 71.7% of the total commercial loan portfolio. Initial assessments of the impact of the COVID-19 pandemic on the commercial loan portfolio have been focused on sectors that have experienced a direct impact. Management identified the accommodation and food service sector as the most susceptible to immediate increased credit risk. As of March 31, 2020, the commercial portfolio included $233.7 million in accommodation and food service sector loans, representing 13.8% of the total commercial loan portfolio, and is made up of $180.2 million in commercial real estate loans, $23.0 million in commercial construction loans and $30.5 million in commercial and industrial loans. As of March 31, 2020, the accommodation and food service sector breakout is $185.7 million in loans for accommodations, of which $161.2 million, or 86.8%, is in commercial real estate loans secured by hotels and $23.0 million, or 12.4%, is in commercial construction loans secured by hotels, of which $122.0 million, or 65.7%, are secured by national chain hotels. Loans to food services amounts to $47.9 million, of which 39.5% is in commercial real estate loans.

The other commercial loan sectors identified as at risk to credit deterioration as a result of the COVID-19 pandemic include the retail sector, the health and social services sector and the recreation sector. As of March 31, 2020, the retail sector amounts to $210.6 million, or 12.5%, of the total commercial loan portfolio and incudes $188.6 million in commercial real estate loans, $9.7 million in commercial construction loans and $27.3 million in commercial and industrial loans. The commercial real estate loans includes $95.5 million in loans secured by retail space anchored by a diverse mix of national chains and grocery stores. The health and social services sector amounts to $85.5 million, or 5.1%, of total commercial loans, and consists primarily of loans to healthcare and childcare providers. The recreation sector amounts to $30.2 million and consists primarily of loans to fitness and sports facilities. The commercial loan portfolio has not experienced significant credit quality deterioration as of March 31, 2020, but we anticipate that the impact of the COVID-19 pandemic will result in increases in payment deferrals, delinquencies, charge-offs and loan modifications in the commercial loan portfolio through the remainder of the year and may negatively impact additional sectors.

In addition to our participation in the PPP, we are working with commercial loan customers that may need payment deferrals or other accommodations to keep their loans out of default during the COVID-19 pandemic. As of April 30, 2020, we have processed 34 requests for payment deferrals on commercial loans with a total principal balances of $48.8 million, or 1.5% of total commercial loans, of which $16.6 million are loans included in the sectors considered at risk. As of April 30, 2020, there were an additional 96 commercial loans with outstanding principal balances of $96.9 million that have been approved for modification but have not yet been executed, of which $49.3 million are included in sectors considered at risk. We also anticipate that 386 loans with an outstanding principal balance of $37.5 million will qualify under the SBA’s debt relief program that provides for the payment of principal and interest for a period of six months.

The residential loan and consumer loan portfolios have not experienced significant credit quality deterioration as of March 31, 2020, but we anticipate that the impact of the COVID-19 pandemic will result in increases in delinquencies, charge-offs and loan modifications in these portfolios through the remainder of the year. As of April 30, 2020, we have processed 109 requests for payment deferrals on residential mortgage loans with a total principal balance of $35.4 million, or 3.2%, of total residential loans and 523 requests for payment deferrals on consumer loans with a total principal balance of $12.2 million, or 3.1%, of total consumer loans. We have also processed 67 requests on sold and bank-serviced

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

residential mortgage loans with a total principal balance of $14.4 million and provided forbearance to 260 borrowers with total principal balance of $54.5 million that were sold and are serviced by a third party on our behalf. Generally these deferrals are short term and in accordance with interagency guidance issued in March 2020, are not consider trouble debt restructurings.

While interest and fees will continue to accrue on short term deferrals, the breadth of the economic impact may affect our borrowers’ ability to repay in future periods. Should eventual credit losses on these deferred payments emerge, interest income and fees in future periods could be negatively impacted.

While the Company believes that it has sufficient capital to withstand an extended economic recession brought about by COVID-19, its regulatory capital ratios could be adversely impacted by further credit losses.

Conversion and Reorganization

On August 14, 2019, the Company completed a second step conversion offering (the “Offering”). Prior to the completion of the Offering approximately 53% of the shares of common stock of the Company were owned by HarborOne Mutual Bancshares, a mutual holding company (the “MHC”). The Company raised gross proceeds of $310.4 million and incurred expenses of $6.3 million resulting in net cash proceeds of  $304.1 million by selling 31,036,812 shares of common stock at $10.00 per share in the Offering. In addition, each share of the Company common stock owned by shareholders other than the MHC prior to the Offering was exchanged for 1.795431 shares of Company common stock, for a total of 12,162,763 shares of Company common stock issued in the exchange.

As a result of the Offering, all shares and per share information has been revised to reflect the 1.795431 exchange ratio. Such revised financial information presented in this Form 10-Q is derived from the consolidated financial statements of the Company.

Business Combination

On October 5, 2018, the Company completed the acquisition of Coastway Bancorp, Inc. (“Coastway”), the holding company of Coastway Community Bank, in an all cash transaction valued at approximately $125.6 million.

Comparison of Financial Condition at March 31, 2020 and December 31, 2019

Total Assets.    Total assets increased $42.3 million, or 1.0%, to $4.10 billion at March 31, 2020 from $4.06 billion at December 31, 2019. The increase primarily reflects an increase of $24.8 million in other assets and $10.0 million in net loans. The increase in other assets also reflects a $28.2 million increase in back-to-back commercial loan swap contracts with a corresponding increase in other liabilities.

Cash and Cash Equivalents.    Cash and cash equivalents increased $23.8 million to $235.4 million at March 31, 2020 from $211.6 million at December 31, 2019.

Loans Held for Sale.    Loans held for sale at March 31, 2020 were $118.3 million, an increase of $7.8 million from $110.6 million at December 31, 2019, reflecting strong residential mortgage loan demand continuing into the first quarter of 2020.

Loans, net.    At March 31, 2020, net loans were $3.16 billion, an increase of $10.0 million, or 0.3%, from $3.15 billion at December 31, 2019,  primarily due to an increase in commercial real estate loans, commercial and industrial loans, and commercial construction loans, second mortgages and equity lines of credit partially offset by a decrease in consumer loans and one-to-four family residential real estate loans. Total commercial loans at March 31, 2020 were $1.69 billion, an increase of $61.0 million, or 3.7%, from $1.63 billion at December 31, 2019, reflecting our business strategy to increase commercial lending. Residential real estate loans decreased $4.0 million, or 0.4%, and consumer loans decreased $44.6 million, or 10.2%. The allowance for loan losses was $26.4 million at March 31, 2020 and $24.1 million at December 31, 2019.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The following table provides the composition of our loan portfolio at the dates indicated:

	March 31, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
	(dollars in thousands)

Residential real estate:
One- to four-family	$925,969	29.1%	$935,794	29.5%
Second mortgages and equity lines of credit	158,190	5.0	155,716	4.9
Residential construction	17,381	0.5	14,055	0.4
Total residential real estate	1,101,540	34.6	1,105,565	34.8
Commercial:
Commercial real estate	1,212,534	38.1	1,169,923	36.8
Commercial construction	160,993	5.1	153,907	4.9
Commercial and industrial	317,559	10.0	306,282	9.7
Total commercial loans	1,691,086	53.2	1,630,112	51.4
Consumer:
Auto	41,819	1.3	49,686	1.6
Auto lease loans	338,911	10.6	374,906	11.8
Personal	10,514	0.3	11,289	0.4
Total consumer	391,244	12.2	435,881	13.8
Total loans	3,183,870	100.0%	3,171,558	100.0%
Allowance for loan losses	(26,389)		(24,060)
Loans, net	$3,157,481		$3,147,498

Securities.    Total investment securities at March 31, 2020 were $249.8 million, a decrease of $16.1 million, or 6.0%, from $265.8 million at December 31, 2019.  During the quarter, with intention to reduce credit risk in the investment portfolio, held to maturity securities were sold and as a result the remaining held to maturity securities were transferred to the available for sale category. There were $70.0 million in sales of investment securities with a gain of $2.5 million partially offset by the purchase of $62.8 million in U.S. government agency mortgage-backed securities. The following table provides the composition of our securities available for sale and held to maturity at the dates indicated:

	March 31, 2020		December 31, 2019
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)

Securities available for sale:
Debt securities:
U.S. government and government-sponsored enterprise obligations	$13,330	$13,586	$14,994	$15,204
U.S. government agency and government-sponsored mortgage-backed and collateralized mortgage obligations	206,742	212,089	190,119	191,546
SBA asset-backed securities	18,554	18,839	32,461	32,723
Municipal bonds	5,249	5,275	—	—
Total securities available for sale	$243,875	$249,789	$237,574	$239,473

Securities held to maturity:
Debt securities:
U.S. government agency and government-sponsored mortgage-backed and collateralized mortgage obligations	$—	$—	$14,115	$14,264
SBA asset-backed securities	—	—	5,308	5,432
Other bonds and obligations:
State and political subdivisions	—	—	6,949	7,231
Total securities held to maturity	$—	$—	$26,372	$26,927

Mortgage servicing rights.    Mortgage servicing rights (“MSRs”) are created as a result of our mortgage banking origination activities and accounted for at fair value. At March 31, 2020, we serviced mortgage loans for others with an aggregate outstanding principal balance of $1.80 billion. Total MSRs were $13.2 million at March 31, 2020 and $17.2 million at December 31, 2019.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

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

Deposits.    Deposits increased 78.4 million, or 2.7%, to $3.02 billion at March 31, 2020 from $2.94 billion at December 31, 2019. The following table sets forth information concerning the composition of deposits:

	March 31,	December 31,	Increase (Decrease)
	2020	2019	Dollars	Percent
	(dollars in thousands)

Noninterest-bearing deposits	$439,793	$406,403	$33,390	8.2%
NOW accounts	174,817	165,790	9,027	5.4
Regular savings	744,564	620,705	123,859	20.0
Money market accounts	545,049	575,881	(30,832)	(5.4)
Term certificate accounts	747,381	785,005	(37,624)	(4.8)
Consumer and business deposits	2,651,604	2,553,784	97,820	3.8
Municipal deposits	270,645	286,932	(16,287)	(5.7)
Wholesale deposits	98,975	102,157	(3,182)	(3.1)
Total deposits	$3,021,224	$2,942,873	$78,351	2.7%

Reciprocal deposits	$249,901	$277,874	$(27,973)	(10.1)%

The growth in deposits was driven by an increase of $97.8 million in consumer and business deposits, partially offset by a $16.3 million decrease in municipal deposits and a $3.2 million decrease in wholesale deposits. Consumer and business deposit growth is primarily a response to marketing and promotions of retail products and customers maintaining liquidity due to market uncertainty as a result of the COVID-19 pandemic. At March 31, 2020, wholesale deposits include brokered deposits of $85.5 million and $13.5 million in certificates of deposits from institutional investors. We participate in a reciprocal deposit program that provides access to FDIC-insured deposit products in aggregate amounts exceeding the current limits for depositors. Total deposits includes $249.9 million in reciprocal deposits, including $138.0 million in municipal deposits. The wholesale deposits provide a channel for the Company to seek additional funding outside the Company’s core market.

Borrowings.   Total borrowings from the FHLB decreased $69.0 million, or 19.5%, to $285.1 million at March 31, 2020 from $354.1 million at December 31, 2019 as excess funds were utilized to pay down FHLB borrowings.

Stockholders’ equity.    Total stockholders’ equity was $675.1 million at March 31, 2020 compared to $665.8 million at December 31, 2019.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Comparison of Results of Operations for the Three Months Ended March 31, 2020 and 2019

HarborOne Bancorp, Inc. Consolidated

Overview.   Consolidated net income for the three months ended March 31, 2020 was $4.7 million compared to net income of $2.1 million for the three months ended March 31, 2019.

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

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

	Three Months Ended March 31,
	2020			2019
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(dollars in thousands)

Interest-earning assets:
Investment securities (1)	$275,632	$1,822	2.66%	$260,211	$1,886	2.94%
Other interest-earning assets	186,619	759	1.64	37,971	483	5.16
Loans held for sale	61,548	577	3.77	29,333	358	4.95
Loans
Commercial loans (2)	1,647,667	18,123	4.42	1,382,830	17,478	5.13
Residential real estate loans (2)	1,100,177	11,544	4.22	1,119,045	12,207	4.42
Consumer loans (2)	415,317	4,358	4.22	485,735	4,680	3.91
Total loans	3,163,161	34,025	4.33	2,987,610	34,365	4.66
Total interest-earning assets	3,686,960	37,183	4.06	3,315,125	37,092	4.54
Noninterest-earning assets	314,193			252,882
Total assets	$4,001,153			$3,568,007
Interest-bearing liabilities:
Savings accounts	$686,031	1,298	0.76	$484,963	364	0.30
NOW accounts	158,702	31	0.08	136,954	25	0.07
Money market accounts	835,154	2,583	1.24	794,477	2,760	1.41
Certificates of deposit	794,883	4,357	2.20	812,992	4,512	2.25
Brokered deposits	92,189	424	1.85	99,341	582	2.38
Total interest-bearing deposits	2,566,959	8,693	1.36	2,328,727	8,243	1.44
FHLB advances	241,302	1,253	2.09	392,483	2,275	2.35
Subordinated debentures	33,919	523	6.20	33,822	505	6.05
Total borrowings	275,221	1,776	2.60	426,305	2,780	2.64
Total interest-bearing liabilities	2,842,180	10,469	1.48	2,755,032	11,023	1.62
Noninterest-bearing liabilities:
Noninterest-bearing deposits	419,620			400,573
Other noninterest-bearing liabilities	67,714			52,219
Total liabilities	3,329,514			3,207,824
Total equity	671,639			360,183
Total liabilities and equity	$4,001,153			$3,568,007
Tax equivalent net interest income		26,714			26,069
Tax equivalent interest rate spread (3)			2.58%			2.92%
Less: tax equivalent adjustment		14			39
Net interest income as reported		$26,700			$26,030
Net interest-earning assets (4)	$844,780			$560,093
Net interest margin (5)			2.91%			3.18%
Tax equivalent effect			—			0.01
Net interest margin on a fully tax equivalent basis			2.91%			3.19%
Ratio of interest-earning assets to interest-bearing liabilities	129.72%			120.33%

Supplemental information:
Total deposits, including demand deposits	$2,986,579	$8,693		$2,729,300	$8,243
Cost of total deposits			1.17%			1.22%
Total funding liabilities, including demand deposits	$3,261,800	$10,469		$3,155,605	$11,023
Cost of total funding liabilities			1.29%			1.42%

(2) Includes securities available for sale and securities held to maturity.  Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21%.  The yield on investments before tax equivalent adjustments was 2.64% and 2.88% for the quarters ended March 31, 2020 and 2019, respectively.

(2) Includes nonaccruing loan balances and interest received on such loans.
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

	Three Months Ended March 31,
	2020 v. 2019
	Increase (Decrease) Due to Changes in		Total
	Volume	Rate	Increase (Decrease)
	(in thousands)

Interest-earning assets:
Investment securities	$111	$(175)	$(64)
Other interest-earning assets	804	(528)	276
Loans held for sale	322	(103)	219
Loans
Commercial loans (2)	3,146	(2,501)	645
Residential real estate loans (2)	(165)	(498)	(663)
Consumer loans (2)	(572)	250	(322)
Total loans	2,409	(2,749)	(340)
Total interest-earning assets	3,646	(3,555)	91
Interest-bearing liabilities:
Savings accounts	92	842	934
NOW accounts	9	(3)	6
Money market accounts	375	(552)	(177)
Certificates of deposit	(79)	(76)	(155)
Brokered deposit	(39)	(119)	(158)
Total interest-bearing deposits	358	92	450
FHLB advances	(793)	(229)	(1,022)
Subordinated debentures	1	17	18
Total borrowings	(792)	(212)	(1,004)
Total interest-bearing liabilities	(434)	(120)	(554)
Change in net interest income	$4,080	$(3,435)	$645

Interest and Dividend Income.    Interest and dividend income on a tax equivalent basis increased $91,000, or 0.2%, to $37.2 million for the three months ended March 31, 2020, compared to $37.1 million for the three months ended March 31, 2019. All adjustable rate products were negatively impacted by the recent Federal Reserve cuts to the federal funds rate, and although relatively flat, interest and dividend income reflects significant shifts in volume and rate. For the three months ended March 31, 2020, the primary components of the increase are a $276,000 increase in interest on other interest earning assets and a $219,000 increase in interest on loans held for sale partially offset by a $340,000 decrease in interest on total loans. The increase in interest on other earning assets was attributable to cash from the Offering being invested in liquid assets. The increase in interest on loans held for sale reflects a higher average balance due to residential real estate mortgage loan demand. The decrease in interest income on loans reflects the 33 basis points decrease in the average yield on loans, partially offset by the $175.6 million, or 5.9% increase in the average total loan balance. Commercial loans were the primary driver of the average balance growth and yield decrease.

Interest Expense.    Interest expense decreased $554,000, or 5.0%, to $10.5 million for the three months ended March 31, 2020 from $11.0 million for the three months ended March 31, 2019. The decrease resulted from a $1.0 million decrease in interest expense on FHLB advances partially offset by a $450,000 increase in interest expense on deposits. The decrease in interest expense on FHLB advances resulted from a $151.2 million, or 38.5%, decrease in average balances and a 26 basis point decrease in the cost of FHLB advances. The increase in interest expense on deposits reflects a $238.2 million, or 10.2%, increase in the average balance of interest-bearing deposits partially offset by an 8 basis point decrease in the cost. Increases in the average balances was driven by organic growth. The decrease in cost of interest-bearing deposits was driven by rate decreases across all products, except savings accounts and the resulting shift in balances to the savings product. The savings account rate increased as a result of a marketing program to maintain deposits in a competitive deposit market. Average savings account balances increased $201.1 million, or 41.5%, and there was a 46 basis point

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

increase in the cost of savings accounts as compared to the prior year quarter. The cost of money market deposits decreased 17 basis points to 1.24% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 and the average balance increased 5.1%. Average certificates of deposit decreased by $18.1 million, or 2.2%, and the cost of certificates of deposits was 2.20% for the first quarter of 2020 compared to 2.25% for the first quarter of 2019. The decrease in interest expense on FHLB advances reflects the 26 basis point decrease in average rate and the 38.5% decrease in average balance when comparing the three months ended March 31, 2020 and 2019.

Net Interest and Dividend Income.    Net interest and dividend income on a tax equivalent basis increased $645,000, or 2.5%, to $26.7 million for the three months ended March 31, 2020 from $26.1 million for the three months ended March 31, 2019, primarily as a result organic commercial loan and deposit account repricing. The tax equivalent net interest spread decreased 34 basis points to 2.58% for the three months ended March 31, 2020 from 2.92% for the three months ended March 31, 2019, and net interest margin on a tax equivalent basis decreased 28 basis points to 2.91% for the three months ended March 31, 2020 from 3.19% for three months ended March 31, 2019.

Income Tax Provision.    The provision for income taxes and effective tax rate for the three months ended March 31, 2020 was $1.7 million and 26.5%, respectively, compared to $356,000 and 14.7%, respectively, for the three months ended March 31, 2019. Income tax expense for the quarter ended March 31, 2019 was impacted by the 2014 Massachusetts state tax refund of $320,000 recognized in the quarter.

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

The table below shows the results of operations for the Company’s segments, HarborOne Bank and HarborOne Mortgage, for the three months ended March 31, 2020 and 2019, and the increase or decrease in those results:

	HarborOne Bank				HarborOne Mortgage
	Three Months Ended				Three Months Ended
	March 31,		Increase (Decrease)		March 31,		Increase (Decrease)
	2020	2019	Dollars	Percent	2020	2019	Dollars	Percent
	(dollars in thousands)

Net interest and dividend income	$26,510	$26,419	$91	0.3%	$281	$109	$172	157.8%
Provision for loan losses	3,749	857	2,892	337.5	—	—	—	—
Net interest and dividend income, after provision for loan losses	22,761	25,562	(2,801)	(11.0)	281	109	172	157.8
Mortgage banking income:
Changes in mortgage servicing rights fair value	(1,170)	(570)	(600)	(105.3)	(3,217)	(1,581)	(1,636)	(103.5)
Other	(49)	222	(271)	(122.1)	14,898	6,431	8,467	131.7
Total mortgage banking income (loss)	(1,219)	(348)	(871)	250.3	11,681	4,850	6,831	140.8
Other noninterest income (loss)	8,526	5,352	3,174	59.3	(122)	(12)	(110)	(916.7)
Total noninterest income	7,307	5,004	2,303	46.0	11,559	4,838	6,721	138.9
Noninterest expense	24,288	24,865	(577)	(2.3)	10,806	7,352	3,454	47.0
Income (loss) before income taxes	5,780	5,701	79	1.4	1,034	(2,405)	3,439	(143.0)
Provision (benefit) for income taxes	1,601	1,446	155	10.7	239	(845)	1,084	(128.3)
Net income (loss)	$4,179	$4,255	$(76)	(1.8)%	$795	$(1,560)	$2,355	(151.0)%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

HarborOne Bank Segment

Results of Operations for the Three Months Ended March 31, 2020 and 2019

Net Income.    The Bank’s net income decreased by $76,000 to $4.2 million for the three months ended March 31, 2020 from $4.3 million for the three months ended March 31, 2019. Pre-tax income was $5.8 million for the three months ended March 31, 2020, a $79,000 increase from the three months ended March 31, 2019.  The increase in pre-tax income reflects a $2.3 million increase in noninterest income, a $91,000 increase in net interest income, and a $577,000 decrease in noninterest expense partially offset by an increase of $2.9 million in provision for loan losses. The provision for income taxes increased $155,000.

Provision for Loan Losses.    The provision for loan losses for the three months ended March 31, 2020 was $3.7 million compared to provision for loan losses of $857,000 for the three months ended March 31, 2019.  Changes in the provision for loan losses are based on management’s assessment of loan portfolio growth and composition changes, historical charge-off trends, and ongoing evaluation of credit quality and current economic conditions.

The provision for loan losses for the quarter ended March 31, 2020 includes adjustments for our quarterly analysis of our historical and peer loss experience rates, commercial real estate loan growth, an additional provision to cover a $1.2 million commercial real estate loan charge off and a $1.5 million provision directly related to the initial estimate of inherent losses resulting from the impact of the COVID-19 pandemic. The provision for loan losses for the quarter ended March 31, 2019 primarily reflected commercial real estate loan growth.

In estimating the provision for the COVID-19 pandemic, management considered the volume and dollar amount of requests for payment deferrals, the loan risk profile of each loan type, and if the loans were purchased. The additional provisions provided to each category ranged from 5 to 10 basis points and amounted to allocations of $310,000 to the residential real estate portfolio, $965,000 to the commercial portfolio and $189,000 to the consumer portfolio.

Net charge-offs totaled $1.4 million for the quarter ended March 31, 2020, or 0.18%, of average loans outstanding on an annualized basis, compared to $230,000, or 0.03% of average loans outstanding on an annualized basis, for the quarter ended March 31, 2019. The increase in charge-offs is a result of a $1.2 million commercial real estate charge off on a loan acquired from Coastway, secured by a hotel property, in the amount of $3.1 million and  whose credit deterioration was unrelated to the COVID-19 pandemic. At March 31, 2020, nonperforming assets were $32.1 million and nonperforming assets to total assets were 0.78% at as compared to $19.3 million and 0.53%, respectively, at March 31, 2019. The increase in nonperforming assets was primarily due to commercial loans.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Noninterest Income.    Total noninterest income was $7.3 million for the three months ended March 31, 2020 compared to $5.0 million for the prior year periods. The following table sets forth the components of noninterest income:

	Three Months Ended March 31,		Increase (Decrease)
	2020	2019	Dollars	Percent
	(dollars in thousands)

Intersegment loss	$(400)	$(159)	$(241)	(151.6)%
Secondary market loan servicing fees, net of guarantee fees	351	381	(30)	(7.9)
Changes in mortgage servicing rights fair value	(1,170)	(570)	(600)	(105.3)
Total mortgage banking income	(1,219)	(348)	(871)	(250.3)%
Interchange fees	1,993	1,971	22	1.1
Other deposit account fees	1,938	1,807	131	7.2
Income on retirement plan annuities	101	96	5	5.2
Gain on sale and call of securities	2,525	—	2,525	100.0
Bank-owned life insurance income	551	253	298	117.8
Swap fee income	411	612	(201)	(32.8)
Other	1,007	613	394	64.3
Total noninterest income	$7,307	$5,004	$2,303	46.0%

The primary reasons for the variances within the noninterest income categories shown in the preceding table are noted below:

•

Mortgage banking income reflects the consolidation of the Bank’s residential lending division into HarborOne Mortgage in April 2018. The Bank records an intersegment loss on loans purchased from HarborOne Mortgage that is offset in consolidation.

•

The change in the MSR fair value is consistent with the 122 basis point decrease in the 10-year Treasury Constant Maturity rate over the three months ended March 31, 2020. As interest rates fall, prepayment speeds tend to increase and MSR fair value decreases.

•	Swap fee income is collected and recorded at the time the swap contract is entered into and therefore income fluctuates as a function of the swap agreements entered into in a period.
•	The increase in other income reflects a $551,000 VISA incentive fee for debit card volume recorded in the first quarter of 2020 and no such fee in 2019.
•	The gain on sale of securities is the result of the sale of securities with proceeds of $71.0 million.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Noninterest Expense.    Total noninterest expense  decreased to $24.3 million for the three months ended March 31, 2020 compared to $24.9 million for the prior year period. The following table sets forth the components of noninterest expense:

	Three Months Ended March 31,		Increase (Decrease)
	2020	2019	Dollars	Percent
	(dollars in thousands)

Compensation and benefits	$13,296	$13,954	$(658)	(4.7)%
Occupancy and equipment	3,771	3,696	75	2.0
Data processing expenses	2,117	2,010	107	5.3
Loan expenses	182	518	(336)	(64.9)
Marketing	795	877	(82)	(9.4)
Deposit expenses	499	350	149	42.6
Postage and printing	453	446	7	1.6
Professional fees	904	705	199	28.2
Foreclosed and repossessed assets	125	(71)	196	276.1
Deposit insurance	271	666	(395)	(59.3)
Other expenses	1,875	1,714	161	9.4
Total noninterest expense	$24,288	$24,865	$(577)	(2.3)%

The primary reasons for the significant variances within the noninterest expense categories shown in the preceding table are noted below:

•

Compensation and benefits for the quarter ended March 31,2019 included $399,000 of expense for the employment agreement of a former Coastway executive and no such expense in 2020 as it was fully accrued. Benefits decreased due to the timing of accruals in 2020 as compared to 2019.

•	Loan expense decreased due to a $288,000 decrease in uncollectible lease termination fees for the quartered ended March 31, 2020 due to recoveries recorded in current year quarter.

•	Fluctuations in professional expenses are generally due to timing and can fluctuate due to strategic efforts.

•	The decrease in deposit insurance reflects the reduction in assessment rate due to improved capital ratios as a result of the Offering.

•

Other expenses for the quarter ended March 31, 2020 includes $327,000 in COVID-19 pandemic expenses partially offset by a decrease in core deposit intangible amortization of $170,000. COVID-19 pandemic expense includes costs for personnel, cleaning and other initiatives to support our employees and customers.

HarborOne Mortgage Segment

Results of Operations for the Three Months Ended March 31, 2020 and 2019

Net Income.   HarborOne Mortgage recorded a net income of $795,000 for the three months ended March 31, 2020 as compared to a  net loss of $1.6 million for the three months ended March 31, 2019. HarborOne Mortgage segment’s results are heavily impacted by prevailing rates, refinancing activity and home sales.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Noninterest Income.    Total noninterest income increased to $11.7 million for the three months ended March 31, 2020 as compared to $4.9 million for the prior year period. Noninterest income is primarily from mortgage banking income for which the following table provides further detail:

	Three Months Ended March 31,		Increase (Decrease)
	2020	2019	Dollars	Percent
	(dollars in thousands)

Gain on sale of mortgage loans	$12,182	$4,612	$7,570	164.1%
Intersegment gain	400	159	241	151.6
Processing, underwriting and closing fees	1,432	729	703	96.4
Secondary market loan servicing fees net of guarantee fees	884	931	(47)	(5.0)
Changes in mortgage servicing rights fair value	(3,217)	(1,581)	(1,636)	(103.5)
Total mortgage banking income	$11,681	$4,850	$6,831	140.8%

Originated mortgage servicing rights included in gain on sale of mortgage loans	$278	$165	$113	68.5%
Change in 10-year Treasury Constant Maturity rate in basis points	(122)	(28)

The primary reasons for the significant variances in the noninterest income category shown in the preceding table are noted below:

•

The change in the MSR fair value is consistent with the change in the 10-year Treasury Constant Maturity rate. As interest rates fall, prepayment speeds increase and resulting in a decrease in MSR fair value. The Federal Reserve cuts to the federal funds rate resulted in the 10-year Treasury Constant Maturity rate decreasing 122 basis points from year end 2019 and negatively impacted the fair value of the mortgage servicing rights.

•

The gain on sale of mortgages and processing, underwriting and closing fees increased as residential mortgage originations increased primarily as a result of falling mortgage rates and a strong real estate market during the three months ended March 31, 2020.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The following table provides additional loan production detail:

	Three Months Ended March 31,
	2020		2019
	Loan		Loan
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)

Product Type
Conventional	$258,373	72.7%	$91,663	57.9%
Government	35,729	10.1	27,767	17.6
State Housing Agency	13,763	3.9	17,236	10.9
Jumbo	47,401	13.3	21,540	13.6
Seconds	115	0.0	27	—
Total	$355,381	100.0%	$158,233	100.0%

Purpose
Purchase	$143,693	40.4%	$124,332	78.6%
Refinance	205,326	57.8	31,011	19.6
Construction	6,362	1.8	2,890	1.8
Total	$355,381	100.0%	$158,233	100.0%

Noninterest Expense.    Total noninterest expense increased to $10.8 million for the three months ended March 31, 2020 compared to $7.4 million for the prior year period. The following tables set forth the components of noninterest:

	Three Months Ended March 31,		Increase (Decrease)
	2020	2019	Dollars	Percent
	(dollars in thousands)

Compensation and benefits	$8,095	$5,357	$2,738	51.1%
Occupancy and equipment	776	746	30	4.0
Data processing expenses	64	36	28	77.8
Loan expenses	1,299	753	546	72.5
Marketing	81	81	—	—
Postage and printing	40	36	4	11.1
Professional fees	262	210	52	24.8
Other expenses	189	133	56	42.1
Total noninterest expense	$10,806	$7,352	$3,454	47.0%

The primary reasons for the significant variances within the noninterest expense categories shown in the preceding table are noted below:

•	Compensation and benefits increased for the quarter ended March 31, 2020 primarily reflecting commission expense consistent with the mortgage origination volumes.
•	Loan expense primarily is for expenses to originate loans and is consistent with mortgage origination volumes

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Asset Quality

The following table provides information with respect to our nonperforming assets, including TDRs, at the dates indicated. We did not have any accruing loans past due 90 days or more at the dates presented.

	March 31,	December 31,
	2020	2019
	(dollars in thousands)

Nonaccrual loans:
Residential real estate:
One- to four-family	$9,596	$10,610
Second mortgages and equity lines of credit	1,484	1,561
Commercial real estate	3,732	530
Commercial construction	10,939	11,244
Commercial and industrial	5,237	5,831
Consumer	608	545
Total nonaccrual loans (1)	31,596	30,321
Other real estate owned and repossessed assets:
One- to four-family residential real estate owned	298	298
Other repossessed assets	241	421
Total nonperforming assets	32,135	31,040
Performing troubled debt restructurings	14,327	15,104
Total nonperforming assets and performing troubled debt restructurings	$46,462	$46,144

Total nonperforming loans to total loans (2)	0.99%	0.96%
Total nonperforming assets and performing troubled debt restructurings to total assets	1.13%	1.14%
Total nonperforming assets to total assets	0.78%	0.76%

(1) $4.3 million and $5.0 million of troubled debt restructurings are included in total nonaccrual loans at March 31, 2020 and December 31, 2019 respectively
(2) Total loans are presented before allowance for loan losses, but include deferred loan origination costs (fees), net.

Income related to impaired loans included in interest income for the three months ended in March 31, 2020 and 2019, amounted to $329,000 and $552,000, respectively.

The Company utilizes a ten-grade internal loan rating system for commercial real estate, commercial construction and commercial loans. Loans not rated consist primarily of residential construction loans and certain smaller balance commercial real estate and commercial loans that are managed by exception.

The following table presents our risk rated loans considered classified or special mention in accordance with our internal risk rating system:

	March 31, 2020	December 31, 2019
	(in thousands)

Classified loans:
Substandard	$14,162	$14,997
Doubtful	5,466	2,435
Loss	—	—
Total classified loans	19,628	17,432
Special mention	21,351	25,357
Total criticized loans	$40,979	$42,789

None of the special mention assets at March 31, 2020 and December 31, 2019 were on nonaccrual.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

At March 31, 2020, our allowance for loan losses was $26.4 million, or 0.83% of total loans and 83.52% of nonperforming loans. At December 31, 2019, our allowance for loan losses was $24.1 million, or 0.76% of total loans and 79.35% of nonperforming loans. Total loans is net of a $12.8 million fair value discount on loan acquired from Coastway. Nonperforming loans at March 31, 2020 were $31.6 million, or 0.99% of total loans, compared to $30.3 million, or 0.96% of total loans, at December 31, 2019. The allowance for loan losses is maintained at a level that represents management’s best estimate of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for loan losses will be adequate to cover losses which may be realized in the future or that additional provisions for loan losses will not be required.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	March 31, 2020			December 31, 2019
		% of			% of
		Allowance			Allowance
		Amount to	% of Loans		Amount to	% of Loans
		Total	in Category		Total	in Category
	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans
	(dollars in thousands)

Residential real estate:
One- to four-family	$2,622	9.94%	29.08%	$2,606	10.83%	29.44%
Second mortgages and equity lines of credit	520	1.97	4.97	551	2.29	4.88
Residential construction	35	0.13	0.55	21	0.09	0.44
Commercial real estate	14,642	55.49	38.08	12,875	53.51	37.03
Commercial construction	2,522	9.56	5.06	2,526	10.50	4.86
Commercial and industrial	2,740	10.38	9.97	2,977	12.37	9.67
Consumer	1,484	5.62	12.29	1,010	4.20	13.68
Total general and allocated allowance	24,565	93.09	100.00%	22,566	93.79	100.00%
Unallocated	1,824	6.91		1,494	6.21
Total	$26,389	100.00%		$24,060	100.00%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)

Allowance at beginning of period	$24,060	$20,655
Provision for loan losses	3,749	857
Charge offs:
Residential real estate:
One- to four-family	—	(20)
Second mortgages and equity lines of credit	—	—
Commercial Real Estate	(1,174)	—
Commercial and industrial	(297)	(40)
Consumer	(253)	(266)
Total charge-offs	(1,724)	(326)

Recoveries:
Residential real estate:
One- to four-family	14	—
Second mortgages and equity lines of credit	34	14
Commercial real estate	1	5
Commercial and industrial	219	13
Consumer	36	64
Total recoveries	304	96
Net charge-offs	(1,420)	(230)
Allowance at end of period	$26,389	$21,282
Total loans outstanding at end of period	$3,183,870	$2,995,336
Average loans outstanding	$3,163,161	$2,987,611
Allowance for loan losses as a percent of total loans outstanding at end of period	0.83%	0.71%
Annualized net loans charged off as a percent of average loans outstanding	0.18%	0.03%
Allowance for loan losses to nonperforming loans at end of period	83.52%	116.41%

We recorded a provision for loan losses of $3.7 million and $857,000 for the three months ended March 31, 2020 and 2019,  respectively. Changes in the provision for loan losses are also based on management’s assessment of loan portfolio growth and composition changes, analysis of historical and peer loss rates, and ongoing evaluation of credit quality and current economic conditions. The provision for loan losses for the quarter ended March 31, 2020 includes adjustments for our quarterly analysis of our historical and peer loss experience rates, commercial real estate loan growth, an additional provision to cover a $1.2 million commercial real estate loan charge-off unrelated to the COVID-19 pandemic, and a $1.5 million provision directly related to the initial estimate of inherent losses resulting from the impact of the COVID-19 pandemic. The provisions for loan losses for the quarters ended December 31, 2019 and March 31, 2019 primarily reflected commercial real estate loan growth. Net charge-offs totaled $1.4 million the quarter ended March 31, 2020, or 0.18%, of average loans outstanding on an annualized basis, compared to $230,000, or 0.03%, for the quarter ended March 31, 2019. Nonperforming assets were $32.1 million at March 31, 2020 compared to $31.0 million at December 31, 2019 and $19.3 million at March 31, 2019. Nonperforming assets as a percentage of total assets were 0.78% at March 31, 2020, 0.76% at December 31, 2019 and 0.53% at March 31, 2019. While it is clear that the COVID-19 pandemic had, and will continue to have, a significant economic impact, the ultimate effect on our loan portfolio is uncertain.

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

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

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

As of March 31, 2020, net interest income simulation results for the Company indicated that our exposure over one year to changing interest rates was within our guidelines. The following table presents the estimated impact of interest rate changes on our estimated net interest income over one year:

March 31, 2020
Change in Net Interest Income
Changes in Interest Rates	Year One
(basis points) (1)	(% change from year one base)
+300	4.50%
(100)	(4.00)%

(1) The calculated change in net interest income assumes an instantaneous parallel shift of the yield curve.

Economic Value of Equity Analysis.  The Company also uses the net present value of equity at risk, or “EVE,” methodology. This methodology calculates the difference between the present value of expected cash flows from assets and liabilities. The comparative scenarios assume an immediate parallel shift in the yield curve up 300 basis points and down 100 basis points.

The board of directors and management review the methodology’s measurements for both net interest income and EVE on a quarterly basis to determine whether the exposure resulting from the changes in interest rates remains within established tolerance levels and develops appropriate strategies to manage this exposure.

The table below sets forth, as of March 31, 2020, the estimated changes in the EVE that would result from an instantaneous parallel shift in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

At March 31, 2020
				EVE as a Percentage of Economic
		Estimated Increase (Decrease)		Value of Assets
Changes in Interest Rates	Estimated	in EVE			Changes in
(basis points) (1)	EVE	Amount	Percent	EVE Ratio (2)	Basis Points
(dollars in thousands)

+ 300	$756,062	$6,380	0.9%	19.4%	1.40
0	749,682	—	—	18.0	—
- 100	679,877	(69,806)	(9.3)	16.1	(1.90)

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

Our cash flows are composed of three primary classifications: cash flows from operating activities, investing activities and financing activities. Net cash provided by operating activities was $894,000 and $20.1 million for the three months ended March 31, 2020 and 2019, respectively. Net cash provided by investing activities was $11.5 million for the three months ended March 31, 2020 and consists primarily of proceeds from sales and calls partially offset by disbursements for loan originations and the purchase of securities. For the three months ended March 31, 2019, net cash used by investing activities was $11.9 million. Net cash as a result of financing activities, consisting primarily of the activity in deposit accounts and FHLB advances and results from our strategy of managing growth and cash flows to preserve capital ratios and reduce expenses. Net cash provided by financing activities was $11.4 million for the three months ended March 31, 2020. Net cash used by financing activities was $12.1 million for the three months ended March 31, 2019.

As of March 31, 2020, we have not experienced any unusual pressure on our liquidity position as a result of the COVID-19 pandemic. Management plans to continually monitor liquidity in future periods for signs of stress resulting from the COVID-19 pandemic.

The Company and the Bank are subject to various regulatory capital requirements. At March 31, 2020, the Company and the Bank exceeded all regulatory capital requirements and were considered “well capitalized” under regulatory guidelines. See Note 13 to our unaudited interim Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

At March 31, 2020, we had outstanding commitments to originate loans of $289.6 million and unadvanced funds on loans of $415.4 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2020 totaled $746.5 million. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may use FHLB advances, brokered deposits, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is included in Part I, Item 2 of this Quarterly Report on Form 10-Q under the heading “Management of Market Risk.”

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of March 31, 2020. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well-designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the quarter ended March 31, 2020, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any material pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. We are not involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations.

ITEM 1A. RISK FACTORS

This section supplements and updates certain of the information found under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 13, 2020 (“Annual Report”), based on information currently known to us and recent developments since the date of the Annual Report filing.  The matters discussed below should be read in conjunction with the risks described in Part I. Item 1A. “Risk Factors” of our Annual Report.  However, the risks and uncertainties that we face are not limited to those described below and those set forth in the Annual Report.  Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities, particularly in light of the fast-changing nature of the COVID-19 pandemic, containment measures and the related impacts to economic and operating conditions.

The COVID-19 pandemic, and the measures taken to control its spread, will continue to adversely impact our employees, customers, business operations and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted.

The COVID-19 pandemic has impacted and is likely to continue to impact the national economy and the regional and local markets in which we operate, lower equity market valuations, create significant volatility and disruption in capital and debt markets, and increase unemployment levels. Our business operations may be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. We are subject to heightened cybersecurity, information security and operational risks as a result of work-from-home arrangements that we have put in place for our employees. Federal Reserve actions to combat the economic contraction caused by the COVID-19 pandemic, including the reduction of the target federal funds rate and quantitative easing programs, could, if prolonged, adversely affect our net interest income and margins, and our profitability. The continued closures of many businesses and the institution of social distancing, shelter in place and stay home orders in the states and communities we serve, have reduced business activity and financial transactions. It is unclear whether any COVID-19 pandemic-related businesses losses that we or our customers may suffer will be recovered by existing insurance policies. Changes in customer behavior due to worsening business and economic conditions or legislative or regulatory initiatives may impact the demand for our products and services, which could adversely affect our revenue, increase the recognition of credit losses in our loan portfolios and increase our allowance for credit losses. Pandemic-related delays in our ability to execute appraisals of collateral securing impaired loans may add uncertainty about the adequacy of our allowance for credit losses. Because of adverse economic and market conditions affecting issuers, we may be required to recognize impairments on the securities we hold as well as reductions in other comprehensive income. While the COVID-19 pandemic negatively impacted our results of operations for the first quarter of 2020, the extent to which the COVID-19 pandemic will continue to impact our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic, as well as further actions we may take as may be required by government authorities or that we determine is in the best interests of our employees and customers. There is no certainty that such measures will be sufficient to mitigate the risks posed by the pandemic.

Our participation in the SBA’s PPP may expose us to reputational harm, increased litigation risk, as well as the risk that the SBA may not fund some or all of the guarantees associated with PPP loans.

As of April 29, 2020, we have originated 689 loans aggregating $137.7 million through the PPP. Lenders participating in the PPP have faced increased public scrutiny about their loan application process and procedures, and the nature and type of the borrowers receiving PPP loans. We depend on our reputation as a trusted and responsible financial services company to compete effectively in the communities that we serve, and any negative public or customer response to, or any litigation or claims that might arise out of, our participation in the PPP and any other legislative or regulatory initiatives and programs that may be enacted in response to the COVID-19 pandemic, could adversely impact our business. Other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP, and we may be subject to the same or similar litigation. In addition, if the SBA determines that there is a deficiency in the manner in which a PPP loan was originated, funded, or serviced by us, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)	Unregistered Sales of Equity Securities. None
b)	Use of Proceeds. None

c)	Repurchase of Equity Securities.

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

EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (and are numbered in accordance with Item 601 of Regulation S-K):

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, (ii) the Consolidated Statements of Income for the three months ended March 31, 2020 and 2019 (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and 2019, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2020 and 2019, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019, and (vi) the Notes to the unaudited Consolidated Financial Statements.

*Filed herewith

**Furnished herewith

†  Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HarborOne Bancorp, Inc.

Date: May 8, 2020	By:	/s/ James W. Blake
James W. Blake
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 8, 2020	By:	/s/ Linda H. Simmons
Linda H. Simmons
Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)