Form 10-Q
period 2020-06-30
HarborOne Bancorp, Inc.
filed 2020-08-07
CIK 1769617

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of August 1, 2020 there were 58,409,342 shares of the Registrant’s common stock, par value $0.01 per share, outstanding

HarborOne Bancorp, Inc.

Consolidated Balance Sheets (unaudited)

	June 30,	December 31,
(in thousands, except share data)	2020	2019

Assets
Cash and due from banks	$30,355	$24,464
Short-term investments	218,617	187,152
Total cash and cash equivalents	248,972	211,616

Securities available for sale, at fair value	262,710	239,473
Securities held to maturity, at amortized cost	—	26,372
Federal Home Loan Bank stock, at cost	15,786	17,121
Assets held for sale	8,536	8,536
Loans held for sale, at fair value	158,898	110,552
Loans	3,474,022	3,171,558
Less: Allowance for loan losses	(36,107)	(24,060)
Net loans	3,437,915	3,147,498
Accrued interest receivable	11,979	9,807
Other real estate owned and repossessed assets	537	719
Mortgage servicing rights, at fair value	16,127	17,150
Property and equipment, net	47,797	47,951
Retirement plan annuities	13,537	13,333
Bank-owned life insurance	86,840	85,735
Goodwill	69,802	69,802
Intangible assets	5,141	6,035
Other assets	80,329	47,221
Total assets	$4,464,906	$4,058,921

Liabilities and Stockholders' Equity
Deposits:
Demand deposit accounts	$642,971	$406,403
NOW accounts	199,400	165,877
Regular savings and club accounts	876,753	626,685
Money market deposit accounts	831,653	856,830
Term certificate accounts	757,897	887,078
Total deposits	3,308,674	2,942,873
Short-term borrowed funds	200,000	183,000
Long-term borrowed funds	141,114	171,132
Subordinated debt	33,970	33,907
Mortgagors' escrow accounts	8,299	6,053
Accrued interest payable	1,451	1,669
Other liabilities and accrued expenses	86,943	54,493
Total liabilities	3,780,451	3,393,127

Commitments and contingencies (Notes 9 and 10)

Common stock, $0.01 par value; 150,000,000 shares authorized; 58,489,222 shares issued; 58,418,021 shares outstanding at June 30, 2020 and December 31, 2019, respectively	584	584
Additional paid-in capital	462,881	460,232
Retained earnings	251,032	237,356
Treasury stock, at cost, 71,201 shares at June 30, 2020 and December 31, 2019, respectively	(721)	(721)
Accumulated other comprehensive income	2,897	1,480
Unearned compensation - ESOP	(32,218)	(33,137)
Total stockholders' equity	684,455	665,794
Total liabilities and stockholders' equity	$4,464,906	$4,058,921

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2020	2019	2020	2019

Interest and dividend income:
Interest and fees on loans	$33,970	$35,438	$67,995	$69,803
Interest on loans held for sale	988	542	1,565	900
Interest on taxable securities	1,392	1,703	3,134	3,366
Interest on non-taxable securities	32	147	98	331
Other interest and dividend income	239	448	998	931
Total interest and dividend income	36,621	38,278	73,790	75,331

Interest expense:
Interest on deposits	5,805	9,362	14,498	17,605
Interest on FHLB borrowings	845	1,679	2,098	3,954
Interest on subordinated debentures	524	524	1,047	1,029
Total interest expense	7,174	11,565	17,643	22,588

Net interest and dividend income	29,447	26,713	56,147	52,743
Provision for loan losses	10,004	1,750	13,753	2,607

Net interest and dividend income, after provision for loan losses	19,443	24,963	42,394	50,136

Noninterest income:
Mortgage banking income:
Gain on sale of mortgage loans	30,862	8,429	43,140	13,072
Changes in mortgage servicing rights fair value	(1,111)	(2,241)	(5,498)	(4,392)
Other	4,110	2,467	6,681	4,477
Total mortgage banking income	33,861	8,655	44,323	13,157
Deposit account fees	2,969	4,056	6,900	7,834
Income on retirement plan annuities	103	100	204	196
Gain on sale and call of securities, net	8	1,267	2,533	1,267
Bank-owned life insurance income	554	253	1,105	506
Other income	1,143	1,387	2,439	2,600
Total noninterest income	38,638	15,718	57,504	25,560

Noninterest expense:
Compensation and benefits	27,469	20,585	48,654	39,830
Occupancy and equipment	4,152	4,411	8,715	8,859
Data processing	2,277	2,199	4,457	4,245
Loan expenses	2,763	1,334	4,244	2,605
Marketing	1,057	1,177	1,933	2,135
Deposit expenses	461	434	960	784
Postage and printing	435	422	931	910
Professional fees	1,518	1,384	2,746	2,330
Foreclosed and repossessed assets	13	(5)	138	(76)
Deposit insurance	279	589	550	1,255
Other expenses	3,414	2,551	5,898	4,796
Total noninterest expense	43,838	35,081	79,226	67,673

Income before income taxes	14,243	5,600	20,672	8,023

Income tax provision	3,668	819	5,373	1,175

Net income	$10,575	$4,781	$15,299	$6,848

Earnings per common share (1):
Basic	$0.19	$0.08	$0.28	$0.12
Diluted	$0.19	$0.08	$0.28	$0.12
Weighted average shares outstanding (1):
Basic	54,450,146	56,704,297	54,421,306	56,685,741
Diluted	54,450,146	56,704,297	54,421,306	56,685,741

(1) Share amounts related to periods prior to the August 14, 2019 closing of the conversion offering have been restated to give retroactive recognition to the 1.795431 exchange ratio applied in the conversion offering (see Note 1).

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019

Net income	$10,575	$4,781	$15,299	$6,848
Other comprehensive income:

Unrealized gain/loss on cash flow hedge:
Unrealized holding losses	(1,613)	—	(1,613)	—
Reclassification adjustment for net losses included in net income	(149)	—	(149)	—
Net change in unrealized gains (losses) on derivatives in cash flow hedging instruments	(1,762)	—	(1,762)	—
Related tax effect	493	—	493	—
Net-of-tax amount	(1,269)	—	(1,269)	—

Unrealized gain/loss on securities available for sale:
Unrealized holding gains (losses)	(471)	2,980	5,547	6,171
Reclassification of unrealized gain on securities transferred to available for sale	—	—	522	—
Reclassification adjustment for net realized gains	(8)	(1,267)	(2,533)	(1,267)
Net unrealized gains (losses)	(479)	1,713	3,536	4,904
Related tax effect	387	(377)	(850)	(1,080)
Net-of-tax amount	(92)	1,336	2,686	3,824

Total other comprehensive income (loss)	(1,361)	1,336	1,417	3,824

Comprehensive income	$9,214	$6,117	$16,716	$10,672

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

						Accumulated
	Common Stock		Additional		Treasury	Other	Unearned	Total
	Outstanding		Paid-in	Retained	Stock,	Comprehensive	Compensation	Stockholders'
(in thousands, except share data)	Shares (1)	Amount	Capital	Earnings	at Cost	Income (Loss)	- ESOP	Equity

Balance at March 31, 2019	58,459,493	$327	$153,326	$221,155	$(1,548)	$130	$(9,942)	$363,448

Comprehensive income	—	—	—	4,781	—	1,336	—	6,117

ESOP shares committed to be released (14,840 shares)	—	—	122	—	—	—	149	271

Restricted stock awards forfeited, net of awards issued	23,532	—	—	—	—	—	—	—

Share-based compensation expense	—	—	1,282	—	—	—	—	1,282

Balance at June 30, 2019	58,483,025	$327	$154,730	$225,936	$(1,548)	$1,466	$(9,793)	$371,118

Balance at March 31, 2020	58,418,021	$584	$461,616	$242,080	$(721)	$4,258	$(32,678)	$675,139

Comprehensive income	—	—	—	10,575	—	(1,361)	—	9,214

Dividends declared of $0.03 per share	—	—	—	(1,623)	—	—	—	(1,623)

ESOP shares committed to be released (57,681 shares)	—	—	2	—	—	—	460	462

Share-based compensation expense	—	—	1,263	—	—	—	—	1,263

Balance at June 30, 2020	58,418,021	$584	$462,881	$251,032	$(721)	$2,897	$(32,218)	$684,455

(1) Share amounts related to periods prior to the August 14, 2019 closing of the conversion offering have been restated to give retroactive recognition to the 1.795431 exchange ratio applied in the conversion offering (see Note 1).

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

						Accumulated
	Common Stock		Additional		Treasury	Other	Unearned	Total
	Outstanding		Paid-in	Retained	Stock,	Comprehensive	Compensation	Stockholders'
(in thousands, except share data)	Shares (1)	Amount	Capital	Earnings	at Cost	Income (Loss)	- ESOP	Equity

Balance at December 31, 2018	58,465,505	$327	$152,156	$219,088	$(1,548)	$(2,358)	$(10,091)	$357,574

Comprehensive income	—	—	—	6,848	—	3,824	—	10,672

ESOP shares committed to be released (29,680 shares)	—	—	212	—	—	—	298	510

Restricted stock awards forfeited, net of awards issued	17,520	—	—	—	—	—	—	—

Share-based compensation expense	—	—	2,362	—	—	—	—	2,362

Balance at June 30, 2019	58,483,025	$327	$154,730	$225,936	$(1,548)	$1,466	$(9,793)	$371,118

Balance at December 31, 2019	58,418,021	$584	$460,232	$237,356	$(721)	$1,480	$(33,137)	$665,794

Comprehensive income	—	—	—	15,299	—	1,417	—	16,716

Dividends declared of $0.03 per share	—	—	—	(1,623)	—	—	—	(1,623)

ESOP shares committed to be released (115,362 shares)	—	—	123	—	—	—	919	1,042

Share-based compensation expense	—	—	2,526	—	—	—	—	2,526

Balance at June 30, 2020	58,418,021	$584	$462,881	$251,032	$(721)	$2,897	$(32,218)	$684,455

(1) Share amounts related to periods prior to the August 14, 2019 closing of the conversion offering have been restated to give retroactive recognition to the 1.795431 exchange ratio applied in the conversion offering (see Note 1).

HarborOne Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in thousands)	2020	2019

Cash flows from operating activities:
Net income	$15,299	$6,848
Adjustments to reconcile net income to net cash used by operating activities:
Provision for loan losses	13,753	2,607
Net amortization of securities premiums/discounts	668	156
Proceeds from sale of loans	982,423	357,370
Loans originated for sale	(987,631)	(386,843)
Net amortization of net deferred loan costs/fees and premiums	811	1,491
Depreciation and amortization of premises and equipment	1,985	2,204
Change in mortgage servicing rights fair value	5,498	4,392
Mortgage servicing rights capitalized	(4,475)	(331)
Accretion of fair value adjustment on loans and deposits, net	(1,466)	(864)
Amortization of other intangible assets	894	1,279
Amortization of subordinated debt issuance costs	63	44
Gain on sale and call of securities, net	(2,533)	(1,267)
Net gains on mortgage loan sales, including fair value adjustments	(43,140)	(13,072)
Bank-owned life insurance income	(1,105)	(506)
Income on retirement plan annuities	(204)	(196)
Net loss on disposal of premises and equipment	110	—
Net (gain) loss on sale and write-down of other real estate owned and repossessed assets	56	(67)
ESOP expense	1,042	510
Share-based compensation expense	2,526	2,362
Change in other assets	(35,637)	(22,074)
Change in other liabilities	28,847	(3,705)
Net cash used by operating activities	(22,216)	(49,662)

Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	36,453	14,514
Purchases	(100,682)	(29,930)
Sales	67,574	28,391
Activity in securities held to maturity:
Maturities, prepayment and calls	432	9,812
Sales	4,759	—
Net redemption of FHLB stock	1,335	10,093
Participation-in loan purchases	(8,162)	(16,561)
Loan originations, net of principal payments	(295,427)	(66,045)
Proceeds from sale of other real estate owned and repossessed assets	595	1,355
Additions to property and equipment	(1,939)	(2,702)
Net cash used by investing activities	(295,062)	(51,073)

(continued)

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in thousands)	2020	2019

Cash flows from financing activities:
Net increase in deposits	365,406	284,045
Net change in short-term borrowed funds	17,000	(192,000)
Proceeds from other borrowed funds and subordinated debt	40,000	11,220
Repayment of other borrowed funds	(70,018)	(30,007)
Net change in mortgagors' escrow accounts	2,246	663
Net cash provided by financing activities	354,634	73,921

Net change in cash and cash equivalents	37,356	(26,814)

Cash and cash equivalents at beginning of period	211,616	105,521

Cash and cash equivalents at end of period	$248,972	$78,707

Supplemental cash flow information:
Interest paid on deposits	$14,808	$15,578
Interest paid on borrowed funds	3,276	5,225
Income taxes paid, net	5,625	859
Transfer of loans to other real estate owned and repossessed assets	469	1,044
Transfer of securities held to maturity to available for sale, fair value	22,051	—
Dividends declared	1,623	—

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

The unaudited interim Consolidated Financial Statements include the accounts of the Company; the Company’s subsidiaries, Legion Parkway Company LLC, a security corporation formed on July 13, 2016, HarborOne Bank (the “Bank”); and the Bank’s wholly-owned subsidiaries which consist of HarborOne Mortgage, LLC (“HarborOne Mortgage”), a passive investment corporation and two security corporations. The passive investment corporation maintains and manages certain assets of the Bank. The security corporations were established for the purpose of buying, holding and selling securities on their own behalf. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The fiscal stimulus and relief programs have been an effective mitigant to credit losses in the near term; however, once these programs are discontinued the severity of potential losses is uncertain and depends on numerous factors and future developments. The Company could experience a material adverse effect on its business, financial condition, results of operations and cash flows. Effects may include:

●	Net interest income could be reduced. In accordance with regulatory guidance, the Company is actively working with borrowers impacted by the COVID-19 pandemic to defer payments. While interest will continue to be recognized in accordance with GAAP, should eventual credit losses on these deferments emerge, interest income would be negatively impacted. As of June 30, 2020, the Bank had 157 payment deferrals on commercial loans with a total principal balance of $262.4 million, 172 payment deferrals on residential mortgage loans with a total principal balance of $52.7 million and 664 payment deferrals on consumer loans with a total principal balance of $15.9 million. We also have 108 payment deferrals on

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

sold and bank-serviced residential mortgage loans with a total principal balance of $20.8 million and provided forbearance to 331 borrowers with a total principal balance of $81.7 million that were sold and serviced by a third party on our behalf.
●	The provision for loan losses could increase. Continued uncertainty regarding the severity and duration of the COVID-19 pandemic and related economic effects will continue to affect the accounting for loan losses. It also is possible that asset quality could worsen, and loan charge-offs increase. The Company is actively participating in the U.S. Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) providing loans to small businesses negatively impacted by the COVID-19 pandemic. PPP loans are fully guaranteed by the U.S. government; if that should change, the Company could be required to increase its allowance for loan losses through an additional provision for loan losses charged to earnings.
●	Noninterest income could be reduced. Uncertainty regarding the severity and duration of the COVID-19 pandemic could cause further volatility in the financial markets. The COVID-19 pandemic and the measures taken to control its spread may disrupt the mortgage loan origination process. Mortgage banking revenues are dependent on mortgage origination volume and are sensitive to interest rates and the condition of housing markets.
●	Valuation and fair value measurement challenges may occur. Management performed an interim impairment assessment on goodwill as a result of changes in the macroeconomic environment resulting from the COVID-19 pandemic. The results of the interim impairment assessment indicated that the remaining fair value exceeded the carrying value for both reporting units. The COVID-19 pandemic could cause further and sustained decline in the Company’s stock price or the occurrence of additional valuation triggering events that could result in an impairment charge to earnings.

Conversion and Reorganization

On August 14, 2019, the Company completed a second step conversion offering (the “Offering”). Prior to the completion of the Offering, approximately 53% of the shares of common stock of the Company were owned by HarborOne Mutual Bancshares, a mutual holding company (the “MHC”). The Company sold 31,036,812 shares of common stock at $10.00 per share in the Offering, resulting in net cash proceeds of $304.1 million. In addition, each share of the Company common stock owned by shareholders other than the MHC prior to the Offering was exchanged for 1.795431 shares of Company common stock, for a total of 12,162,763 shares of Company common stock.

As a result of the Offering, all shares and per share information has been revised to reflect the 1.795431 exchange ratio. The revised financial information presented in this Quarterly Report on Form 10-Q is derived from the consolidated financial statements of the Company.

Depositors Insurance Fund and Share Insurance Fund.

The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (the “FDIC”), and deposits in excess of the FDIC insurance limits are insured by the Depositors Insurance Fund, a private, industry-sponsored insurance fund that insures all deposits above FDIC limits for Massachusetts-chartered savings banks. Until March 17, 2020, the Bank’s deposits in excess of the FDIC insurance limits were insured by the Share Insurance Fund of the Co-operative Central Bank, which insured the excess deposits of Massachusetts-chartered co-operative banks. On March 17, 2020, the Share Insurance Fund merged into the Depositors Insurance Fund. In connection with the closing of the merger, and by operation of law, the Bank converted from a Massachusetts-chartered co-operative bank to a

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Massachusetts-chartered savings bank. None of the Bank’s products or services were discontinued or changed as a result of the Bank’s charter conversion.

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

The Company’s primary deposit products are checking, money market, savings and term certificate of deposit accounts, while its primary lending products are commercial real estate, commercial, residential mortgages, home equity, and consumer loans. The Company also originates, sells and services residential mortgage loans through HarborOne Mortgage.

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

General component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the Company’s loan segments. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment except commercial real estate, commercial construction and commercial and industrial loans. Due to the lack of historical loss experience for our commercial real estate, commercial construction and commercial and industrial loan portfolio, we utilize peer loss data. Adjustments to this historical loss factor are considered for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate – The Company generally does not originate portfolio loans with a loan-to-value ratio greater than 80 percent without obtaining private mortgage insurance and does not generally grant loans that would be classified as subprime upon origination. The Company generally has first or second liens on the property securing equity lines of credit. Loans in this segment are generally collateralized by residential real estate and

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, can have an effect on the credit quality in this segment.

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

Commercial and industrial – Commercial and industrial loans are made to businesses and are generally secured by assets of the business. Repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer or business spending, could have an effect on the credit quality in this segment.

Consumer – Consumer loans are generally secured by automobiles or unsecured, and repayment is dependent on the credit quality of the individual borrower.

Specific Reserves

The specific reserves relate to loans that are classified as impaired. Residential real estate and commercial loans are evaluated for impairment on a loan-by-loan basis. Impairment is determined by nonaccrual status, whether a loan is subject to a troubled debt restructuring agreement or in the case of certain loans, based on the internal credit rating. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, except for troubled debt restructurings (“TDRs”), the Company does not separately identify individual consumer loans for impairment evaluation.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

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

Recent Accounting Pronouncements

As an “emerging growth company”, as defined in Title 1 of the Jumpstart Our Business Startups (“JOBS”) Act, the Company has elected to use the extended transition period to delay the adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. As of June 30, 2020, there is no significant difference in the comparability of the financial statements as a result of this extended transition period. The Company’s emerging growth company status is scheduled to end December 31, 2021 unless a triggering event occurs sooner.

In March 2020, the FASB issued Accounting Standards Update ("ASU") 2020-04,  Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. These provisions apply to contract modifications that reference LIBOR or another reference rate expected to be discounted because of reference rate reform. Qualifying modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate and the modification would be considered “minor” so that any existing unamortized deferred loan origination fees and costs would carry forward and continue to be amortized. Qualifying modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. ASU 2020-04 also provides numerous optional expedients for hedge accounting.

ASU 2020-04 is effective as of March 12, 2020 through December 31, 2022, with adoption permitted as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected, the amendments must be applied prospectively for all eligible contract modifications. The Company is currently evaluating the effect that this ASU will have on the Company’s consolidated financial statements.

ASU No. 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), was issued in December 2019 to simplify the accounting for income taxes. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. Certain provisions under ASU 2019-12 require prospective application, some require modified retrospective application through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, while other provisions require retrospective application to all periods presented in the consolidated financial statements upon adoption. The adoption of ASU 2019-12 is not expected to have a material impact on the Company’s consolidated financial statements.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

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

In June 2016, FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), commonly referred to as “CECL,” which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. The ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. For public entities that are SEC filers, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. For non-public entities, this ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. With the passage of the CARES Act, the option to delay CECL was provided until the earlier of the national health emergency being declared over or December 31, 2020. The Company continues to evaluate the impact of this ASU on the consolidated financial statements and disclosures. The Company has formed a cross functional working group and selected a third-party vendor to assist with the application of this ASU. The working group has an implementation plan which includes assessment and documentation of processes, internal controls, data sources and model development and documentation.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

2.	SECURITIES

The amortized cost and fair value of securities with gross unrealized gains and losses is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)

June 30, 2020:
Securities available for sale
U.S. government and government-sponsored enterprise obligations	$10,004	$205	$—	$10,209
U.S. government agency and government-sponsored residential mortgage-backed securities	204,155	3,894	106	207,943
U.S. government-sponsored collateralized mortgage obligations	22,934	571	—	23,505
SBA asset-backed securities	18,181	865	—	19,046
Municipal bonds	2,002	5	—	2,007
Total securities available for sale	$257,276	$5,540	$106	$262,710

December 31, 2019:
Securities available for sale
U.S. government and government-sponsored enterprise obligations	$14,994	$210	$—	$15,204
U.S. government agency and government-sponsored residential mortgage-backed securities	163,982	1,456	265	165,173
U.S. government-sponsored collateralized mortgage obligations	26,137	243	7	26,373
SBA asset-backed securities	32,461	286	24	32,723
Total securities available for sale	$237,574	$2,195	$296	$239,473

Securities held to maturity
U.S. government agency and government-sponsored residential mortgage-backed securities	$12,682	$86	$6	$12,762
U.S. government-sponsored collateralized mortgage obligations	1,433	69	—	1,502
SBA asset-backed securities	5,308	124	—	5,432
Municipal bonds	6,949	282	—	7,231
Total securities held to maturity	$26,372	$561	$6	$26,927

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

Twenty-three mortgage-backed securities with a combined fair value of $49.4 million are pledged as collateral for interest rate swap agreements as of June 30, 2020 (see Note 10). Seven mortgage-backed securities with a combined fair value of $15.7 million were pledged as collateral for interest rate swap agreements as of December 31, 2019.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2020 is as follows:

	Available for Sale
	Amortized	Fair
	Cost	Value

	(in thousands)

After 1 year through 5 years	$5,000	$5,049
After 5 years through 10 years	5,004	5,160
Over 10 years	2,002	2,007
	12,006	12,216

U.S. government agency and government-sponsored residential mortgage-backed securities	204,155	207,943
U.S. government-sponsored collateralized mortgage obligations	22,934	23,505
SBA asset-backed securities	18,181	19,046

Total	$257,276	$262,710

SBA asset-backed securities are U.S. government-sponsored residential mortgage-backed securities, collateralized mortgage obligations and securities whose underlying assets are loans from the U.S. Small Business Administration (“SBA”) and have stated maturities of 2 to 30 years; however, it is expected that such securities will have shorter actual lives due to prepayments. Municipal bonds and U.S. government and government-sponsored enterprise obligations are callable at the discretion of the issuer. Municipal bonds with a total fair value of $2.0 million have final maturities ranging from 12 years to 14 years and call features of 2 month. U.S. government and government-sponsored enterprise obligations with a total fair value of $10.2 million have final maturities ranging from 3 years to 8 years and call features ranging from less than 4 months to 1 year.

The following table shows proceeds and gross realized gains and losses related to the sales and calls of securities for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands)

Sales
Proceeds	$1,604	$28,391	$72,333	$28,391
Gross gains	—	1,267	2,521	1,267
Gross losses	—	—	—	—

Calls
Proceeds	$4,968	$5,740	$6,635	$8,370
Gross gains	8	—	12	—
Gross losses	—	—	—	—

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Information pertaining to securities with gross unrealized losses at June 30, 2020 and December 31, 2019 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months		Twelve Months and Over
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

	(in thousands)

June 30, 2020:
Securities available for sale

U.S. government agency and government-sponsored residential mortgage-backed securities	$89	$27,881	$17	$4,224

December 31, 2019:
Securities available for sale

U.S. government agency and government-sponsored residential mortgage-backed securities	$147	$47,343	$118	$7,986
U.S. government-sponsored collateralized mortgage obligations	1	884	6	795
SBA asset-backed securities	24	3,964	—	—
	$172	$52,191	$124	$8,781

Securities held to maturity

U.S. government agency and government-sponsored residential mortgage-backed securities	$—	$—	$6	$2,538

Management evaluates securities for other-than-temporary impairment (“OTTI”) at each reporting period, and more frequently when economic or market concerns warrant such evaluation.

At June 30, 2020, ten securities with an amortized cost of $32.2 million have unrealized losses with aggregate depreciation of 0.33% from the Company’s amortized cost basis.

The unrealized losses on the Company’s securities were primarily caused by changes in interest rates. All of these investments are guaranteed by government and government-sponsored enterprises. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the decline in fair value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be OTTI at June 30, 2020.

3.	LOANS HELD FOR SALE

The following table provides the fair value and contractual principal balance outstanding of loans held for sale accounted for under the fair value option:

	June 30,	December 31,
	2020	2019

	(in thousands)

Loans held for sale, fair value	$158,898	$110,552
Loans held for sale, contractual principal outstanding	151,859	107,472
Fair value less unpaid principal balance	$7,039	$3,080

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The Company has elected the fair value option for mortgage loans held for sale to better match changes in fair value of the loans with changes in the fair value of the forward sale commitment contracts used to economically hedge them. Changes in fair value of mortgage loans held for sale accounted for under the fair value option election amounted to an increase of $4.0 million in the six months ended June 30, 2020 to $7.0 million, compared to an increase of $1.5 million in the six months ended June 30, 2019. These amounts are offset in earnings by the changes in fair value of forward sale commitments. The changes in fair value are reported as a component of gain on sale of mortgage loans in the Unaudited Consolidated Statements of Income.

At June 30, 2020 and December 31, 2019, there were no loans held for sale that were greater than 90 days past due.

4.	LOANS

A summary of the balances of loans follows:

	June 30,	December 31,
	2020	2019

	(in thousands)

Residential real estate:
One- to four-family	$977,336	$935,794
Second mortgages and equity lines of credit	152,709	155,716
Residential real estate construction	20,655	14,055
	1,150,700	1,105,565

Commercial:
Commercial real estate	1,318,051	1,169,923
Commercial construction	194,549	153,907
Commercial and industrial	456,192	306,282
Total commercial loans	1,968,792	1,630,112

Consumer loans:
Auto	345,212	424,592
Personal	9,318	11,289
Total consumer loans	354,530	435,881

Total loans	3,474,022	3,171,558
Allowance for loan losses	(36,107)	(24,060)
Loans, net	$3,437,915	$3,147,498

The Company has transferred a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying unaudited interim Consolidated Balance Sheets. The Company and participating lenders share ratably in cash flows and any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At June 30, 2020 and December 31, 2019, the Company was servicing loans for participants aggregating $220.4 million and $195.2 million, respectively.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Acquired Loans

The loans purchased from Coastway Bancorp, Inc. included $5.4 million in purchased credit impaired loans (“PCI”). The PCI loans were primarily residential real estate loans. The following table provides certain information pertaining to PCI loans:

	June 30,	December 31,
	2020	2019

	(in thousands)

Outstanding balance	$4,394	$4,609
Carrying amount	$4,169	$4,378

The following table summarizes activity in the accretable yield for PCI loans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands)

Balance at beginning of period	$147	$184	$149	$185
Additions	—	—	—	—
Accretion	(2)	(1)	(4)	(2)
Reclassification from nonaccretable difference	—	(14)	—	(14)
Balance at end of period	$145	$169	$145	$169

The following is the activity in the allowance for loan losses for the three and six months ended June 30, 2020 and 2019:

	Residential	Commercial	Commercial	Commercial
	Real Estate	Real Estate	Construction	and Industrial	Consumer	Unallocated	Total

	(in thousands)

Balance at March 31, 2019	$3,120	$10,351	$2,670	$2,819	$1,109	$1,213	$21,282

Provision (credit) for loan losses	(115)	749	257	442	71	346	1,750
Charge-offs	(116)	—	—	(750)	(178)	—	(1,044)
Recoveries	211	—	—	1	61	—	273
Balance at June 30, 2019	$3,100	$11,100	$2,927	$2,512	$1,063	$1,559	$22,261

Balance at March 31, 2020	$3,177	$14,642	$2,522	$2,740	$1,484	$1,824	$26,389

Provision (credit) for loan losses	2,598	3,747	693	1,102	808	1,056	10,004
Charge-offs	(52)	—	—	(280)	(126)	—	(458)
Recoveries	134	—	—	—	38	—	172
Balance at June 30, 2020	$5,857	$18,389	$3,215	$3,562	$2,204	$2,880	$36,107

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

	Residential	Commercial	Commercial	Commercial
	Real Estate	Real Estate	Construction	and Industrial	Consumer	Unallocated	Total

	(in thousands)

Balance at December 31, 2018	$3,239	$10,059	$2,707	$2,286	$1,154	$1,210	$20,655

Provision (credit) for loan losses	(227)	1,036	220	1,001	228	349	2,607
Charge-offs	(136)	—	—	(790)	(444)	—	(1,370)
Recoveries	224	5	—	15	125	—	369
Balance at June 30, 2019	$3,100	$11,100	$2,927	$2,512	$1,063	$1,559	$22,261

Balance at December 31, 2019	$3,178	$12,875	$2,526	$2,977	$1,010	$1,494	$24,060

Provision (credit) for loan losses	2,549	6,687	689	943	1,499	1,386	13,753
Charge-offs	(52)	(1,174)	—	(577)	(379)	—	(2,182)
Recoveries	182	1	—	219	74	—	476
Balance at June 30, 2020	$5,857	$18,389	$3,215	$3,562	$2,204	$2,880	$36,107

Allocation of the allowance to loan segments at June 30, 2020 and December 31, 2019 follows:

	Residential	Commercial	Commercial	Commercial
	Real Estate	Real Estate	Construction	and Industrial	Consumer	Unallocated	Total

	(in thousands)

June 30, 2020:
Loans:
Impaired loans	$25,022	$3,631	$10,971	$10,578	$—		$50,202
Non-impaired loans	1,125,678	1,314,420	183,578	445,614	354,530		3,423,820
Total loans	$1,150,700	$1,318,051	$194,549	$456,192	$354,530		$3,474,022
Allowance for loan losses:
Impaired loans	$1,066	$—	$—	$457	$—	$—	$1,523
Non-impaired loans	4,791	18,389	3,215	3,105	2,204	2,880	34,584
Total allowance for loan losses	$5,857	$18,389	$3,215	$3,562	$2,204	$2,880	$36,107

December 31, 2019:
Loans:
Impaired loans	$27,275	$530	$11,244	$5,831	$—		$44,880
Non-impaired loans	1,078,290	1,169,393	142,663	300,451	435,881		3,126,678
Total loans	$1,105,565	$1,169,923	$153,907	$306,282	$435,881		$3,171,558
Allowance for loan losses:
Impaired loans	$985	$—	$—	$176	$—	$—	$1,161
Non-impaired loans	2,193	12,875	2,526	2,801	1,010	1,494	22,899
Total allowance for loan losses	$3,178	$12,875	$2,526	$2,977	$1,010	$1,494	$24,060

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following is a summary of past due and non-accrual loans at June 30, 2020 and December 31, 2019:

			90 Days
	30-59 Days	60-89 Days	or More	Total	Loans on
	Past Due	Past Due	Past Due	Past Due	Non-accrual

	(in thousands)

June 30, 2020
Residential real estate:
One- to four-family	$1,279	$3,276	$5,396	$9,951	$10,595
Second mortgages and equity lines of credit	183	319	556	1,058	1,095
Commercial real estate	—	2,667	3,631	6,298	3,631
Commercial construction	—	—	10,939	10,939	10,939
Commercial and industrial	1,278	799	1,879	3,956	10,572
Consumer:
Auto	1,175	671	942	2,788	1,179
Personal	5	42	13	60	53
Total	$3,920	$7,774	$23,356	$35,050	$38,064

December 31, 2019
Residential real estate:
One- to four-family	$9,364	$5,622	$5,668	$20,654	$10,610
Second mortgages and equity lines of credit	418	77	760	1,255	1,561
Commercial real estate	261	4,730	191	5,182	530
Commercial construction	—	—	1,960	1,960	11,244
Commercial and industrial	2,000	722	3,133	5,855	5,831
Consumer:
Auto	3,180	456	457	4,093	529
Personal	69	16	13	98	16
Total	$15,292	$11,623	$12,182	$39,097	$30,321

At June 30, 2020 and December 31, 2019, there were no loans past due 90 days or more and still accruing.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following information pertains to impaired loans:

	June 30, 2020			December 31, 2019
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance

	(in thousands)

Impaired loans without a specific reserve:
Residential real estate	$10,725	$11,706	$—	$11,610	$12,140	$—
Commercial real estate	3,631	4,770	—	530	530	—
Commercial construction	10,971	11,244	—	11,244	11,244	—
Commercial and industrial	4,809	6,678	—	5,505	6,901	—
Total	30,136	34,398	—	28,889	30,815	—

Impaired loans with a specific reserve:
Residential real estate	14,297	14,634	1,066	15,665	16,218	985
Commercial and industrial	5,769	5,769	457	326	326	176
Total	20,066	20,403	1,523	15,991	16,544	1,161

Total impaired loans	$50,202	$54,801	$1,523	$44,880	$47,359	$1,161

	Three Months Ended June 30,
	2020			2019
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis

	(in thousands)

Residential real estate	$25,241	$253	$196	$30,868	$408	$314
Commercial real estate	3,668	1	1	92	—	—
Commercial construction	10,971	—	—	—	—	—
Commercial and industrial	7,765	—	—	6,466	10	10
Total	$47,645	$254	$197	$37,426	$418	$324

	Six Months Ended June 30,
	2020			2019
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis

	(in thousands)

Residential real estate	$25,919	$575	$518	$30,818	$948	$759
Commercial real estate	2,622	1	1	895	—	—
Commercial construction	11,062	—	—	—	—	—
Commercial and industrial	7,120	7	7	5,586	23	23
Total	$46,723	$583	$526	$37,299	$971	$782

Interest income recognized and interest income recognized on a cash basis in the tables above represent interest income for the three and six months ended June 30, 2020 and 2019, not for the time period designated as impaired. No additional funds are committed to be advanced in connection with impaired loans.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

There were no material TDR loan modifications for the three months ended June 30, 2020 and 2019.

The recorded investment in TDRs was $17.3 million and $20.0 million at June 30, 2020 and December 31, 2019, respectively. Commercial TDRs totaled $2.7 million and $3.0 million at June 30, 2020 and December 31, 2019, respectively. The remainder of the TDRs outstanding at the end of these periods were residential loans. Non-accrual TDRs totaled $4.3 million and $5.0 million at June 30, 2020 and December 31, 2019, respectively. Of these loans, $2.7 million and $3.0 million were non-accrual commercial TDRs.

All TDR loans are considered impaired and management performs a discounted cash flow calculation to determine the amount of impairment reserve required on each loan. TDR loans which subsequently default are reviewed to determine if the loan should be deemed collateral dependent. In either case, any reserve required is recorded as part of the allowance for loan losses.

During the three and six months ended June 30, 2020 and 2019, there were no payment defaults on TDRs.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents the Company’s loans by risk rating at June 30, 2020 and December 31, 2019:

	June 30, 2020			December 31, 2019
	Commercial	Commercial	Commercial	Commercial	Commercial	Commercial
	Real Estate	Construction	and Industrial	Real Estate	Construction	and Industrial

	(in thousands)

Loans rated 1 - 6	$1,313,255	$168,974	$444,708	$1,163,342	$127,962	$294,507
Loans rated 7	258	14,636	1,073	4,539	14,701	6,117
Loans rated 8	524	10,939	8,397	530	11,244	3,223
Loans rated 9	3,107	—	2,014	—	—	2,435
Loans rated 10	—	—	—	—	—	—
Loans not rated	907	—	—	1,512	—	—
	$1,318,051	$194,549	$456,192	$1,169,923	$153,907	$306,282

5.	MORTGAGE LOAN SERVICING

The Company sells residential mortgages to government-sponsored entities and other parties. The Company retains no beneficial interests in these loans, but may retain the servicing rights of the loans sold. Mortgage loans serviced for others are not included in the accompanying unaudited interim Consolidated Balance Sheets. The risks inherent in mortgage servicing rights (“MSRs”) relate primarily to changes in prepayments that primarily result from shifts in mortgage interest rates. The unpaid principal balance of mortgage loans serviced for others was $2.27 billion and $1.83 billion as of June 30, 2020 and December 31, 2019, respectively.

The Company accounts for MSRs at fair value. The Company obtains valuations from independent third parties to determine the fair value of MSRs. Key assumptions used in the estimation of fair value include prepayment speeds, discount rates, default rates, cost to service, and contractual servicing fees. At June 30, 2020 and December 31, 2019, the following weighted average assumptions were used in the calculation of fair value of MSRs:

	June 30,	December 31,
	2020	2019
Prepayment speed	17.00%	12.43%
Discount rate	9.31	9.34
Default rate	1.98	2.61

The following summarizes changes to MSRs for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands)

Balance, beginning of period	$13,207	$20,231	$17,150	$22,217
Additions	4,031	166	4,475	331
Changes in fair value due to:
Reductions from loans paid off during the period	(1,114)	(459)	(1,690)	(778)
Changes in valuation inputs or assumptions	3	(1,782)	(3,808)	(3,614)
Balance, end of period	$16,127	$18,156	$16,127	$18,156

Contractually specified servicing fees included in other mortgage banking income amounted to $1.3 million and $2.6 million for the three and six months ended June 30, 2020, respectively, and $1.4 million and $2.7 million for the three and six months ended June 30, 2019, respectively.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

6.	GOODWILL

As of June 30, 2020, the Company had $69.8 million in goodwill, of which $59.0 million was allocated to the Bank reporting unit and $10.8 million was allocated to the HarborOne Mortgage reporting unit. The Company typically performs its goodwill impairment test during the fourth quarter of the year, unless certain indicators suggest earlier testing to be warranted. The Company determined that an interim impairment test was warranted due to the operational disruption and uncertainty associated with the COVID-19 pandemic. Accordingly, the Company performed impairment tests as of June 30, 2020 and determined that there was no impairment to the goodwill of either reporting unit, as the fair value of each reporting unit was in excess of its carrying value. Other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company also considered the impact of the COVID-19 pandemic as it pertains to these intangible assets, and determined that there was no indication of impairment related to other intangible assets as of June 30, 2020.

7.	DEPOSITS

A summary of deposit balances, by type, is as follows:

	June 30,	December 31,
	2020	2019

	(in thousands)

NOW and demand deposit accounts	$842,371	$572,280
Regular savings and club accounts	876,753	626,685
Money market deposit accounts	831,653	856,830
Total non-certificate accounts	2,550,777	2,055,795

Term certificate accounts greater than $250,000	151,915	169,595
Term certificate accounts less than or equal to $250,000	546,111	636,343
Brokered deposits	59,871	81,140
Total certificate accounts	757,897	887,078
Total deposits	$3,308,674	$2,942,873

The Company has established a relationship to participate in a reciprocal deposit program with other financial institutions. The reciprocal deposit program provides access to FDIC-insured deposit products in aggregate amounts exceeding the current limits for depositors. At June 30, 2020 and December 31, 2019, total reciprocal deposits were $125.5 million and $277.9 million, respectively, consisting primarily of money market accounts.

A summary of certificate accounts by maturity at June 30, 2020 is as follows:

		Weighted
		Average
	Amount	Rate

	(dollars in thousands)

Within 1 year	$679,991	1.55%
Over 1 year to 2 years	56,589	1.83
Over 2 years to 3 years	17,794	1.97
Over 3 years to 4 years	3,212	1.52
Over 4 years to 5 years	1,295	1.34
Total certificate deposits	758,881	1.58%
Less unaccreted acquisition discount	(984)
Total certificate deposits, net	$757,897

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

8.BORROWED FUNDS

Borrowed funds at June 30, 2020 and December 31, 2019 consist of Federal Home Loan Bank (“FHLB”) advances. Short-term advances were $200.0 million with a weighted average rate of 0.46% at June 30, 2020. Short-term advances were $183.0 million with a weighted average rate of 1.80% at December 31, 2019. Long-term advances are summarized by maturity date below.

	June 30, 2020			December 31, 2019
	Amount by		Weighted	Amount by		Weighted
	Scheduled	Amount by	Average	Scheduled	Amount by	Average
	Maturity*	Call Date (1)	Rate (2)	Maturity*	Call Date (1)	Rate (2)

	(dollars in thousands)

Year ending December 31:
2020	$27,000	$107,000	3.01%	$87,000	137,000	2.25%
2021	41,750	21,750	2.47	41,750	21,750	2.47
2022	—	—	—	10,000	—	1.73
2023	20,192	192	3.48	20,195	195	2.43
2024	10,000	10,000	1.68	10,000	10,000	1.68
2025 and thereafter	42,172	2,172	1.34	2,187	2,187	1.10
	$141,114	$141,114	2.32%	$171,132	$171,132	2.16%

* Includes an amortizing advance requiring monthly principal and interest payments.

(1) Callable FHLB advances are shown in the respective periods assuming that the callable debt is redeemed at the call date, while all other advances are shown in the periods corresponding to their scheduled maturity date.

(2) Weighted average rates are based on scheduled maturity dates.

The FHLB advances are secured by a blanket security agreement which requires the Bank to maintain certain qualifying assets as collateral, principally residential mortgage loans and certain multi-family and commercial real estate loans held in the Bank’s portfolio. The carrying value of the loans pledged as collateral for these borrowings totaled $981.4 million at June 30, 2020 and $1.06 billion at December 31, 2019. As of June 30, 2020, the Company had $369.2 million of available borrowing capacity with the FHLB.

The Company also has additional borrowing capacity under a $25.0 million unsecured federal funds line with a correspondent bank and a secured line of credit with the Federal Reserve Bank of Boston secured by 65% of the carrying value of indirect auto and commercial loans with principal balances amounting to $117.2 million and $46.9 million at June 30, 2020 and December 31, 2019, respectively. No amounts were outstanding under either line at June 30, 2020 or December 31, 2019.

As a participating lender in the PPP, the Company also has access to additional borrowing capacity through the Federal Reserve’s Paycheck Protection Program Liquidity Facility. Only loans issued under the PPP may be pledged as collateral.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

9.	OTHER COMMITMENTS AND CONTINGENCIES

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

The following off-balance sheet financial instruments were outstanding at June 30, 2020 and December 31, 2019. The contract amounts represent credit risk.

	June 30,	December 31,
	2020	2019

	(in thousands)

Commitments to grant loans	$581,524	$98,866
Unadvanced funds on home equity lines of credit	170,671	157,867
Unadvanced funds on revolving lines of credit	150,958	147,047
Unadvanced funds on construction loans	129,745	112,158

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

10.	DERIVATIVES

The Company’s derivative financial instruments are used to manage differences in the amount, timing and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally to manage the Company’s interest rate risk. Additionally , the Company enters into interest rate derivatives to accommodate the business requirements of its customers. All derivatives are recognized as either assets or liabilities on the balance sheet and are measured at fair value. The accounting for changes in the fair value of a derivative instrument depends upon whether or not it qualifies as a hedge for accounting purposes, and further, by the type of hedging relationship.

Interest Rate Swaps Designated as a Cashflow Hedge

As part of its interest rate risk management strategy, the Company utilizes interest rate swap agreements to help manage its interest rate risk positions. The notional amount of the interest rate swaps do not represent the amount exchanged by the parties. The exchange of cash flows is determined by reference to the notional amounts and the other terms of the interest rate swap agreements. The changes in fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income and subsequently reclassified to earnings when gains or losses are realized.

In the second quarter the Company executed an interest swap agreement designated as a cash flow hedge. As of June 30, 2020, the Company had one interest rate swap agreement with a notional amount of $100.0 million that was designated as a cash flow hedge of certain short-term debt. The interest rate swap agreement has an average maturity of 4.8 years, the current weighted average rate paid is 0.67%, the weighted average fixed swap receive rate is 1.31%, and the fair value is $1.8 million. The Company expects approximately $396,000 related to the cash flow hedge to be reclassified to interest expense, from other comprehensive income, in the next twelve months.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Interest Rate Swaps

The Company enters into interest rate swap agreements that are transacted to meet the financing needs of its commercial customers. Offsetting interest rate swap agreements are simultaneously transacted with a third-party financial institution to effectively eliminate the Company’s interest rate risk associated with the customer swaps. The primary risks associated with these transactions arise from exposure to the ability of the counterparties to meet the terms of the contract. Mortgage-backed securities with a fair value of $49.4 million are pledged to secure the Company’s liability for the offsetting interest rate swaps (see Note 2). The interest rate swap notional amount is the aggregate notional amount of the customer swap and the offsetting third-party swap.

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

Although the Company has determined that the majority of the inputs used to value its interest rate swaps and risk participation agreements fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with interest rate contracts and risk participation agreements utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2020 and December 31, 2019, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has classified its derivative valuations in their entirety as Level 2.

The following tables presents the outstanding notional balances and fair values of outstanding derivative instruments:

		Assets		Liabilities
		Balance		Balance
	Notional	Sheet	Fair	Sheet	Fair
	Amount	Location	Value	Location	Value

	(in thousands)

June 30, 2020:
Derivatives designated as Hedging Instruments
Interest rate swaps	$100,000	—	$—	Other liabilities	$1,762
Derivatives not designated as Hedging Instruments
Derivative loan commitments	$497,723	Other assets	$10,822	Other liabilities	$83
Forward loan sale commitments	412,750	Other assets	22	Other liabilities	1,984
Interest rate swaps	871,816	Other assets	46,855	Other liabilities	46,855
Risk participation agreements	128,510	Other assets	—	Other liabilities	—
Total			$57,699		$50,684

December 31, 2019:
Derivatives designated as Hedging Instruments
Interest rate swaps	$—	—	$—	—	$—
Derivatives not designated as Hedging Instruments
Derivative loan commitments	$100,938	Other assets	$1,385	Other liabilities	$174
Forward loan sale commitments	88,000	Other assets	26	Other liabilities	158
Interest rate swaps	725,332	Other assets	15,092	Other liabilities	15,092
Risk participation agreements	134,346	Other assets	—	Other liabilities	—
Total			$16,503		$15,424

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents the recorded net gains and losses pertaining to the Company’s derivative instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands)
Derivatives designated as hedging instruments
Loss in OCI on derivatives (effective portion), net of tax	$(1,269)	$—	$(1,269)	$—
Gain reclassified from OCI into interest income or interest expense (effective portion)	$149	$—	$149	$—

Derivatives not designated as hedging instruments
Changes in fair value of derivative loan commitments
Mortgage banking income	$4,337	$470	$9,528	$1,014
Changes in fair value of forward loan sale commitments
Mortgage banking income	1,842	(351)	(1,830)	(333)
Changes in fair value of interest rate swaps
Other income	—	—	—	—
Total	$6,179	$119	$7,698	$681

11.	STOCK-BASED COMPENSATION

Under the HarborOne Bancorp, Inc. 2017 Stock Option and Incentive Plan (the “Equity Plan”), adopted on August 9, 2017, the Company may grant options, stock appreciation rights, restricted stock, restricted units, unrestricted stock awards, cash-based awards, performance share awards, and dividend equivalent rights to its directors, officers and employees.

Expense related to awards granted to employees is recognized as compensation expense, and expense related to awards granted to directors is recognized as directors’ fees within noninterest expense. Total expense for the Equity Plan was $1.3 million and $2.5 million for the three and six months ended June 30, 2020, respectively, and $1.3 million and $2.4 million for the three and six months ended 2019, respectively.

Share amounts related to periods prior to the date of the closing of the Offering on August 14, 2019 have been restated to give retroactive recognition to the 1.795431 exchange ratio applied in the Offering.

Stock Options

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

●	Volatility is based on peer group volatility due to lack of sufficient trading history for the Company.
●	Expected life represents the period of time that the option is expected to be outstanding, taking into account the contractual term and the vesting period.
●	Expected dividend yield is based on the Company’s history and expectation of dividend payouts.
●	The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equivalent to the expected life of the option.

During the six months ended June 30, 2020, the Company made no awards of nonqualified options to purchase shares of common stock.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

A summary of the status of the Company’s stock option grants for the six months ended June 30, 2020, is presented in the table below:

	Outstanding				Nonvested
			Weighted
			Average			Weighted
		Weighted	Remaining	Aggregate		Average
	Stock Option	Average	Contractual	Intrinsic	Stock Option	Grant Date
	Awards	Exercise Price	Term (years)	Value	Awards	Fair Value

Balance at January 1, 2020	2,169,243	$9.87			1,196,545	$2.66
Granted	—	—			—	—
Vested	—	—			(176,161)	2.47
Forfeited	—	—			—	—
Expired	—	—			—	—
Balance at June 30, 2020	2,169,243	$9.87	7.71	$—	1,020,384	$2.70
Exercisable at June 30, 2020	1,148,859	$10.01	7.47	$—
Unrecognized cost inclusive of directors' awards	$1,829,000
Weighted average remaining recognition period (years)	1.44

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

The following table presents the activity in non-vested stock awards under the Equity Plan for the six months ended June 30, 2020:

	Restricted	Weighted Average
	Stock Awards	Grant Price

Non-vested stock awards at January 1, 2020	333,766	$10.20
Vested	(9,528)	9.80
Granted	—	—
Forfeited	—	—
Non-vested stock awards at June 30, 2020	324,238	$10.21
Unrecognized cost inclusive of directors' awards	$674,000
Weighted average remaining recognition period (years)	0.89

12.MINIMUM REGULATORY CAPITAL REQUIREMENTS

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

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

At June 30, 2020, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The capital levels of both the Company and the Bank at June 30, 2020 also exceeded the minimum capital requirements, including the currently applicable capital conservation buffer of 2.5%.

The Company’s and the Bank’s actual regulatory capital ratios as of June 30, 2020 and December 31, 2019 are presented in the table below.

					Minimum Required to be
					Considered "Well Capitalized"
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)

HarborOne Bancorp, Inc.
June 30, 2020
Common equity Tier 1 capital to risk-weighted assets	$608,001	17.8%	$153,465	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	608,001	17.8	204,620	6.0	N/A	N/A
Total capital to risk-weighted assets	679,108	19.9	272,827	8.0	N/A	N/A
Tier 1 capital to average assets	608,001	14.4	168,629	4.0	N/A	N/A

December 31, 2019
Common equity Tier 1 capital to risk-weighted assets	$590,122	18.7%	$142,048	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	590,122	18.7	189,397	6.0	N/A	N/A
Total capital to risk-weighted assets	649,182	20.6	252,529	8.0	N/A	N/A
Tier 1 capital to average assets	590,122	15.3	154,659	4.0	N/A	N/A

HarborOne Bank
June 30, 2020
Common equity Tier 1 capital to risk-weighted assets	$473,288	13.9%	$153,476	4.5%	$221,687	6.5%
Tier 1 capital to risk-weighted assets	473,288	13.9	204,634	6.0	272,846	8.0
Total capital to risk-weighted assets	509,395	14.9	272,846	8.0	341,057	10.0
Tier 1 capital to average assets	473,288	11.3	167,423	4.0	209,278	5.0

December 31, 2019
Common equity Tier 1 capital to risk-weighted assets	$453,707	14.4%	$142,053	4.5%	$205,188	6.5%
Tier 1 capital to risk-weighted assets	453,707	14.4	189,404	6.0	252,539	8.0
Total capital to risk-weighted assets	477,767	15.1	252,539	8.0	315,674	10.0
Tier 1 capital to average assets	453,707	12.2	149,272	4.0	186,591	5.0

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

13.COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the stockholders’ equity section of the Consolidated Balance Sheets, such items, along with net income, are components of comprehensive income (loss).

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	June 30,	December 31,
	2020	2019

	(in thousands)

Cash flow hedge:
Net unrealized gain	$(1,762)	$—
Related tax effect	493	—
Total accumulated other comprehensive income	$(1,269)	$—

Securities available for sale:
Net unrealized gain	$5,435	$1,899
Related tax effect	(1,269)	(419)
Total accumulated other comprehensive income	$4,166	$1,480

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following tables present changes in accumulated other comprehensive income (loss) by component for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020			2019

	Available	Cash		Available
	for Sale	Flow		for Sale
	Securities	Hedge	Total	Securities

	(in thousands)

Balance at beginning of period	$4,258	$—	$4,258	$130

Other comprehensive income (loss) before reclassifications	(471)	(1,613)	(2,084)	2,980
Amounts reclassified from accumulated other comprehensive income (loss)	(8)	(149)	(157)	(1,267)
Net current period other comprehensive income (loss)	(479)	(1,762)	(2,241)	1,713
Related tax effect	387	493	880	(377)
Balance at end of period	$4,166	$(1,269)	$2,897	$1,466

	Six Months Ended June 30,
	2020			2019

	Available	Cash		Available
	for Sale	Flow		for Sale
	Securities	Hedge	Total	Securities

	(in thousands)

Balance at beginning of period	$1,480	$—	$1,480	$(2,358)

Other comprehensive income (loss) before reclassifications	5,547	(1,613)	3,934	6,171
Amounts reclassified to accumulated other comprehensive income for transfer of securities to available for sale	522	—	522	(1,267)
Amounts reclassified from accumulated other comprehensive income (loss)	(2,533)	(149)	(2,682)	—
Net current period other comprehensive income (loss)	3,536	(1,762)	1,774	4,904
Related tax effect	(850)	493	(357)	(1,080)
Balance at end of period	$4,166	$(1,269)	$2,897	$1,466

14.	FAIR VALUE OF ASSETS AND LIABILITIES

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

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

Interest Rate Swap designated as a cashflow hedge- The Company works directly with a third party vendor to provide periodic valuations for its interest rate risk management agreements to determine fair value of its interest rate swaps executed for interest rate risk management. The vendor utilizes standard valuation methodologies applicable to interest rate derivatives based on readily observable market data and are therefore considered Level 2 valuations.

Forward loan sale commitments and derivative loan commitments - Forward loan sale commitments and derivative loan commitments are based on fair values of the underlying mortgage loans and the probability of such commitments being exercised. The assumptions for pull-through rates are derived from internal data and adjusted using management judgment. Derivative loan commitments include the value of servicing rights and non-refundable costs of originating the loan based on the Company’s internal cost analysis that is not observable. The weighted average pull-through rate for derivative loan commitments was approximately 76% and 85% at June 30, 2020 and December 31, 2019, respectively.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

				Total
	Level 1	Level 2	Level 3	Fair Value

	(in thousands)

June 30, 2020
Assets

Securities available for sale	$—	$262,710	$—	$262,710
Loans held for sale	—	158,898	—	158,898
Mortgage servicing rights	—	16,127	—	16,127
Derivative loan commitments	—	—	10,822	10,822
Forward loan sale commitments	—	—	22	22
Interest rate swaps	—	46,855	—	46,855
	$—	$484,590	$10,844	$495,434
Liabilities

Derivative loan commitments	$—	$—	$83	$83
Forward loan sale commitments	—	—	1,984	1,984
Interest rate management agreements	—	1,762	—	1,762
Interest rate swaps	—	46,855	—	46,855
	$—	$48,617	$2,067	$50,684

December 31, 2019
Assets

Securities available for sale	$—	$239,473	$—	$239,473
Loans held for sale	—	110,552	—	110,552
Mortgage servicing rights	—	17,150	—	17,150
Derivative loan commitments	—	—	1,385	1,385
Forward loan sale commitments	—	—	26	26
Interest rate swaps	—	15,092	—	15,092
	$—	$382,267	$1,411	$383,678
Liabilities

Derivative loan commitments	$—	$—	$174	$174
Forward loan sale commitments	—	—	158	158
Interest rate swaps	—	15,092	—	15,092
	$—	$15,092	$332	$15,424

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The table below presents, for the three and six months ended June 30, 2020 and 2019, the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands)

Assets: Derivative and Forward Loan Sale Commitments:

Balance at beginning of period	$8,078	$1,732	$1,411	$1,261

Total gains included in net income (1)	2,766	762	9,433	1,233
Balance at end of period	$10,844	$2,494	$10,844	$2,494

Changes in unrealized gains relating to instruments at period end	$10,844	$2,494	$10,844	$2,494

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands)

Liabilities: Derivative and Forward Loan Sale Commitments:

Balance at beginning of period	$(5,480)	$(539)	$(332)	$(630)

Total gains (losses) included in net income (1)	3,413	(643)	(1,735)	(552)
Balance at end of period	$(2,067)	$(1,182)	$(2,067)	$(1,182)

Changes in unrealized losses relating to instruments at period end	$(2,067)	$(1,182)	$(2,067)	$(1,182)

(1) Included in mortgage banking income on the Consolidated Statements of Net Income.

Assets Measured at Fair Value on a Non-recurring Basis

The Company may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There were no liabilities measured at fair value on a non-recurring basis at June 30, 2020 and December 31, 2019. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets.

	June 30, 2020			December 31, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

	(in thousands)

Asset held for sale	$—	$—	$8,536	$—	$—	$8,536
Impaired loans:
Residential	—	—	13,244	—	—	2,272
Commercial	—	—	5,300	—	—	1,606
Other real estate owned and repossessed assets	—	—	537	—	—	719
	$—	$—	$27,617	$—	$—	$13,133

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Losses in the following table represent the amount of the fair value adjustments recorded during the period on the carrying value of the assets held at June 30, 2020 and December 31, 2019, respectively. Losses on fully charged off loans are not included in the table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands)

Impaired loans
Residential	$584	$—	$581	$—
Commercial	449	395	449	749
Other real estate owned and repossessed assets	—	67	55	67
	$1,033	$462	$1,085	$816

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

	June 30, 2020
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total

	(in thousands)

Financial assets:
Cash and cash equivalents	$248,972	$248,972	$—	$—	$248,972
Securities available for sale	262,710	—	262,710	—	262,710
Federal Home Loan Bank stock	15,786	N/A	N/A	N/A	N/A
Loans held for sale	158,898	—	158,898	—	158,898
Loans, net	3,437,915	—	—	3,479,805	3,479,805
Retirement plan annuities	13,537	—	—	13,537	13,537
Accrued interest receivable	11,979	—	11,979	—	11,979

Financial liabilities:
Deposits	3,308,674	—	—	3,316,033	3,316,033
Borrowed funds	341,114	—	344,825	—	344,825
Subordinated debt	33,970	—	—	35,481	35,481
Mortgagors' escrow accounts	8,299	—	—	8,299	8,299
Accrued interest payable	1,451	—	1,451	—	1,451

Derivative loan commitments:
Assets	10,822	—	—	10,822	10,822
Liabilities	83	—	—	83	83

Interest rate management agreements:
Liabilities	1,762	—	1,762	—	1,762

Interest rate swap agreements:
Assets	46,855	—	46,855	—	46,855
Liabilities	46,855	—	46,855	—	46,855

Forward loan sale commitments:
Assets	22	—	—	22	22
Liabilities	1,984	—	—	1,984	1,984

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

	December 31, 2019
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total

	(in thousands)

Financial assets:
Cash and cash equivalents	$211,616	$211,616	$—	$—	$211,616
Securities available for sale	239,473	—	239,473	—	239,473
Securities held to maturity	26,372	—	26,927	—	26,927
Federal Home Loan Bank stock	17,121	N/A	N/A	N/A	N/A
Loans held for sale	110,552	—	110,552	—	110,552
Loans, net	3,147,498	—	—	3,176,442	3,176,442
Retirement plan annuities	13,333	—	—	13,333	13,333
Accrued interest receivable	9,807	—	9,807	—	9,807

Financial liabilities:
Deposits	2,942,873	—	—	2,943,899	2,943,899
Borrowed funds	354,132	—	354,881	—	354,881
Subordinated debt	33,907	—	—	34,619	34,619
Mortgagors' escrow accounts	6,053	—	—	6,053	6,053
Accrued interest payable	1,669	—	1,669	—	1,669

Derivative loan commitments:
Assets	1,385	—	—	1,385	1,385
Liabilities	174	—	—	174	174

Interest rate swap agreements:
Assets	15,092	—	15,092	—	15,092
Liabilities	15,092	—	15,092	—	15,092

Forward loan sale commitments:
Assets	26	—	—	26	26
Liabilities	158	—	—	158	158

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

15.	EARNINGS PER SHARE (“EPS”)

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

	Three Months Ended June 30,
	2020	2019

Net income applicable to common stock (in thousands)	$10,575	$4,781

Average number of common shares outstanding	58,418,021	58,471,680
Less: Average unallocated ESOP shares	(3,967,875)	(1,767,383)
Average number of common shares outstanding used to calculate basic earnings per common share	54,450,146	56,704,297
Common stock equivalents	—	—
Average number of common shares outstanding used to calculate diluted earnings per common share	54,450,146	56,704,297

Earnings per common share:
Basic	$0.19	$0.08
Diluted	$0.19	$0.08

	Six Months Ended June 30,
	2020	2019

Net income available to common stockholders (in thousands)	$15,299	$6,848

Average number of common shares outstanding	58,418,021	58,466,373
Less: Average unallocated ESOP shares	(3,996,715)	(1,780,632)
Weighted average number of common shares outstanding used to calculate basic earnings per common share	54,421,306	56,685,741
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	54,421,306	56,685,741

Earnings per common share:
Basic	$0.28	$0.12
Diluted	$0.28	$0.12

Share amounts related to periods prior to the August 14, 2019 closing of the conversion offering have been restated to give retroactive recognition to the 1.795431 exchange ratio applied in the conversion offering.

Stock options for 2,169,243 and 2,240,307 shares of common stock for the three and six months ended June 30, 2020 and 2019, respectively, were not considered in computing diluted earnings per share because they were antidilutive.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

16.	REVENUE RECOGNITION

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

17.	SEGMENT REPORTING

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Information about the reportable segments and reconciliation to the unaudited interim Consolidated Financial Statements at June 30, 2020 and 2019 and for the three and six months then ended is presented in the tables below.

	Three Months Ended June 30, 2020
	HarborOne	HarborOne	HarborOne
	Bank	Mortgage	Bancorp, Inc.	Eliminations	Consolidated

	(in thousands)

Net interest and dividend income (expense)	$29,139	$739	$(431)	$—	$29,447
Provision for loan losses	10,004	—	—	—	10,004
Net interest and dividend income (loss), after provision for loan losses	19,135	739	(431)	—	19,443
Mortgage banking income:
Gain on sale of mortgage loans	—	30,862	—	—	30,862
Intersegment gain (loss)	(1,399)	1,399	—	—	—
Changes in mortgage servicing rights fair value	(490)	(621)	—	—	(1,111)
Other	346	3,764	—	—	4,110
Total mortgage banking income (loss)	(1,543)	35,404	—	—	33,861
Other noninterest income (loss)	4,788	(11)	—	—	4,777
Total noninterest income	3,245	35,393	—	—	38,638
Noninterest expense	25,218	18,273	347	—	43,838
Income (loss) before income taxes	(2,838)	17,859	(778)	—	14,243
Provision (benefit) for income taxes	27	3,878	(237)	—	3,668
Net income (loss)	$(2,865)	$13,981	$(541)	$—	$10,575

	Six Months Ended June 30, 2020
	HarborOne	HarborOne	HarborOne
	Bank	Mortgage	Bancorp, Inc.	Eliminations	Consolidated

	(in thousands)

Net interest and dividend income (expense)	$55,649	$1,020	$(522)	$—	$56,147
Provision for loan losses	13,753	—	—	—	13,753
Net interest and dividend income (loss), after provision for loan losses	41,896	1,020	(522)	—	42,394
Mortgage banking income:
Gain on sale of mortgage loans	—	43,140	—	—	43,140
Intersegment gain (loss)	(1,799)	1,799	—	—	—
Changes in mortgage servicing rights fair value	(1,660)	(3,838)	—	—	(5,498)
Other	697	5,984	—	—	6,681
Total mortgage banking income (loss)	(2,762)	47,085	—	—	44,323
Other noninterest income (loss)	13,314	(133)	—	—	13,181
Total noninterest income	10,552	46,952	—	—	57,504
Noninterest expense	49,506	29,079	641	—	79,226
Income (loss) before income taxes	2,942	18,893	(1,163)	—	20,672
Provision (benefit) for income taxes	1,628	4,117	(372)	—	5,373
Net income (loss)	$1,314	$14,776	$(791)	$—	$15,299

Total assets at period end	$4,451,114	$233,138	$721,153	$(940,499)	$4,464,906
Goodwill at period end	$59,042	$10,760	$—	$—	$69,802

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

	Three Months Ended June 30, 2019

	HarborOne	HarborOne	HarborOne
	Bank	Mortgage	Bancorp, Inc.	Eliminations	Consolidated

	(in thousands)

Net interest and dividend income	$27,022	$210	$(519)	$—	$26,713
Provision for loan losses	1,750	—	—	—	1,750
Net interest and dividend income, after provision for loan losses	25,272	210	(519)	—	24,963
Mortgage banking income:
Gain on sale of mortgage loans	1	8,428	—	—	8,429
Intersegment gain (loss)	(314)	314	—	—	—
Changes in mortgage servicing rights fair value	(438)	(1,803)	—	—	(2,241)
Other	377	2,090	—	—	2,467
Total mortgage banking income	(374)	9,029	—	—	8,655
Other noninterest income	7,067	(4)	—	—	7,063
Total noninterest income	6,693	9,025	—	—	15,718
Noninterest expense	25,257	8,917	907	—	35,081
Income (loss) before income taxes	6,708	318	(1,426)	—	5,600
Provision (benefit) for income taxes	802	418	(401)	—	819
Net income (loss)	$5,906	$(100)	$(1,025)	$—	$4,781

	Six Months Ended June 30, 2019

	HarborOne	HarborOne	HarborOne
	Bank	Mortgage	Bancorp Inc.	Eliminations	Consolidated

	(in thousands)

Net interest and dividend income (expense)	$53,441	$319	$(1,017)	$—	$52,743
Provision for loan losses	2,607	—	—	—	2,607
Net interest and dividend income (loss), after provision for loan losses	50,834	319	(1,017)	—	50,136
Mortgage banking income:
Gain on sale of mortgage loans	1	13,071	—	—	13,072
Intersegment gain (loss)	(473)	473	—	—	—
Changes in mortgage servicing rights fair value	(1,008)	(3,384)	—	—	(4,392)
Other	758	3,719	—	—	4,477
Total mortgage banking income (loss)	(722)	13,879	—	—	13,157
Other noninterest income (loss)	12,419	(16)	—	—	12,403
Total noninterest income	11,697	13,863	—	—	25,560
Noninterest expense	50,122	16,269	1,282	—	67,673
Income (loss) before income taxes	12,409	(2,087)	(2,299)	—	8,023
Provision (benefit) for income taxes	2,248	(427)	(646)	—	1,175
Net income (loss)	$10,161	$(1,660)	$(1,653)	$—	$6,848

Total assets at period end	$3,736,515	$144,935	$405,776	$(549,802)	$3,737,424
Goodwill at period end	$58,875	$10,760	$—	$—	$69,635

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section is intended to assist in the understanding of the financial performance of the Company and its subsidiaries through a discussion of our financial condition at June 30, 2020, and our results of operations for the six months ended June 30, 2020 and 2019. This section should be read in conjunction with the unaudited interim Consolidated Financial Statements and Notes thereto of the Company appearing in Part I, Item 1 of this Form 10-Q.

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

Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. The Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among others, factors referenced herein under the section captioned “Risk Factors”; the negative impacts and disruptions of the COVID-19 pandemic and measures taken to contain its spread on our employees, customers, business operations, credit quality, financial position, liquidity and results of operations; the length and extent of the economic contraction as a result of the COVID-19 pandemic; continued deterioration in employment levels and other general business and economic conditions on a national basis and in the local markets in which the Company operates; changes in customer behavior; the possibility that future credit losses, loan defaults and charge-off rates are higher than expected due to changes in economic assumptions or adverse economic developments; turbulence in the capital and debt markets; changes in interest rates; decreases in the value of securities and other assets; decreases in deposit levels necessitating increased borrowing to fund loans and investments; competitive pressures from other financial institutions; operational risks including, but not limited to, cybersecurity incidents, fraud, natural disasters and future pandemics; changes in regulation; reputational risks relating to the Company’s participation in the Paycheck Protection Program and other pandemic-related legislative and regulatory initiatives and programs; changes in accounting standards and practices; the risk that goodwill and intangibles recorded in our financial statements will become impaired; risks related to the implementation of acquisitions, dispositions, and restructurings, including the risk that acquisitions may not produce results at levels or within time frames originally anticipated; the risk that we may not be successful in the implementation of our business strategy; changes in assumptions used in making such forward-looking statements; and the other risks and uncertainties detailed in the Company’s Annual Report on Form 10-K and updated in this Quarterly Reports on Form 10-Q and other filings submitted to the Securities and Exchange Commission. Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted to address the economic effects of the COVID-19 pandemic.

Paycheck Protection Program (“PPP”). The CARES Act appropriated $349 billion for “paycheck protection loans” through the PPP. The amount appropriated was subsequently increased to $659 billion. Loans under the PPP that meet U.S. Small Business Administration (“SBA”) requirements may be forgiven in certain circumstances, and are 100% guaranteed by the SBA. As of June 30, 2020, the Bank had originated 1,071 PPP loans totaling approximately $152.6 million. PPP loans are fully guaranteed by the U.S. government, have an initial term of up to five years and earn interest at rate of 1%. We currently expect a significant portion of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of June 30, 2020 there was $4.6 million in deferred processing fee income that will be recognized over the life of the loan. The average authorized loan size is $150,000 and the aggregate number of jobs positively impacted is approximately 15,000. In conjunction with the PPP, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) has created a lending facility for qualified financial institutions. The Paycheck Protection Program Liquidity Facility will extend credit to depository institutions with a term equal to the term of the pledged collateral at an interest rate of 0.35%. Only loans issued under the PPP can be pledged as collateral to access the facility.

Troubled Debt Restructuring Relief. From March 1, 2020 through the earlier of December 31, 2020 or 60 days after the termination date of the national emergency declared by the President on March 13, 2020 concerning the COVID–19 outbreak, a financial institution may elect to suspend the requirements under accounting principles generally accepted in the U.S. for loan modifications related to the COVID–19 pandemic that would otherwise be categorized as a troubled debt restructured (“TDR”), including impairment accounting. This TDR relief is applicable for the term of the loan modification that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019. Financial institutions are required to maintain records of the volume of loans involved in modifications to which TDR relief is applicable. As of June 30, 2020 the Bank had 157 payment deferrals on commercial loans with a total principal balance of $262.4 million, 172 payment deferrals on residential mortgage loans with a total principal balance of $52.7 million and 664 payment deferrals on consumer loans with a total principal balance of $15.9 million. We also have 108 payment deferrals on sold and bank-serviced residential mortgage loans with a total principal balance of $20.8 million and provided forbearance to 331 borrowers with a total principal balance of $81.7 million that were sold and are serviced by a third party on our behalf. Most initial deferrals were for a 90-day period and none were greater than 180 days. The deferrals will begin to expire in the third quarter of 2020 unless an additional 90-day deferral is requested and approved.

Company Impact and Response

Our commercial and consumer banking products and services are offered primarily in South Eastern New England, where individual and governmental responses to the COVID-19 pandemic have led to a broad curtailment of economic activity beginning in March 2020. We have been able to continue serving our customers through online banking, drive-up teller windows and in our branch offices by appointment only. We implemented work from home protocols for non-branch staff without any degradation to customer service or operations. The Company’s COVID-19 response team continues to monitor the local impact of COVID-19 in order to anticipate and respond to developments quickly and decisively. As of June 30, 2020, we do not anticipate significant challenges to our ability to maintain our systems and controls and do not currently face any material resource constraints. The Company maintains access to multiple sources of liquidity. If an

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

extended recession caused large numbers of the Company’s deposit customers to withdraw their funds, the Company may become more reliant on volatile or more expensive sources of funding.

	At Risk Sectors
									Percent
				Health			Total		at risk
				and Social			at risk	Total	sector
	Retail	Office	Hotel	Services	Restaurants	Recreation	sectors	loans	to total

	(dollars in thousands)
Commercial real estate	$207,183	$198,021	$167,178	$84,465	$10,253	$15,206	$682,306	$1,318,051	51.8%
Commercial and industrial	33,442	15,878	2,735	93,518	37,357	7,910	190,840	456,192	41.9
Commercial construction	10,010	6,749	21,444	—	9,503	9,044	56,750	194,549	29.2
Total	$250,635	$220,648	$191,357	$177,983	$57,113	$32,160	$929,896	$1,968,792	47.2%
Percent to total commercial loans	13%	11%	10%	9%	3%	2%

Outstanding principal balance of:
Commercial deferrals	$33,421	$14,194	$118,389	$12,769	$8,695	$13,792	$201,260	$262,419	77%
PPP loans	$7,118	$—	$569	$42,509	$9,353	$2,772	$62,321	$152,634	40.8%
Nonaccrual loans	$545	$155	$3,325	$448	$17	$9,200	$13,690	$38,064	36%

New commercial originations for the three months ended June 30, 2020, excluding PPP loans	$22,179	$14,914	$—	$50,624	$—	$—	$87,717

Our commercial loan portfolio is diverse across many sectors and is largely secured by commercial real estate loans, which make up 66.9% of the total commercial loan portfolio. Initial assessments of the impact of the COVID-19 pandemic on the commercial loan portfolio have been focused on sectors that have experienced a direct impact. Management identified six sectors as the most susceptible to immediate increased credit risk: retail, office space, hotels, health and social services, restaurants, and recreation. The total loan portfolio of the commercial sectors identified as at risk is $930.2 million, which represents 47.2% of the commercial loan portfolio. The at-risk sectors include $682.3 million in commercial real estate loans, $191.0 million in commercial and industrial loans, and $56.9 million in commercial construction loans.

As of June 30, 2020, the retail sector was $250.6 million, or 12.7% of total commercial loans and incudes $207.2 million in commercial real estate loans, $33.4 million in commercial and industrial loans and $10.0 million in commercial construction loans. PPP loans included in the sector totaled $7.1 million, and we have provided deferrals for loans in this sector with outstanding principal balances of $33.4 million. Excluding PPP loans, we originated $22.2 million loans during the second quarter that are within the retail sector. The commercial real estate loans includes $114.6 million in loans secured by retail space anchored by a diverse mix of national chains and grocery stores.

In the second quarter, we identified the office space sector as an additional at-risk sector, as the COVID-19 pandemic has dampened demand for office space and may further impact such demand as work-from-home arrangements become more common. As of June 30, 2020, the office space sector was $220.6 million, or 11.2% of total commercial loans, and included $198.0 million in commercial real estate loans, $15.9 million in commercial and industrial loans and $6.7 million in commercial construction loans. We provided deferrals for loans in the office space sector with outstanding principal balances of $14.2 million; however, no PPP loans were originated in this sector. We originated $14.9 million loans during the second quarter that are within the office sector.

As of June 30, 2020, the hotel sector was $191.4 million, or 9.7% of total commercial loans, and included $167.2 million in commercial real estate loans, $2.7 million in commercial and industrial loans and $21.4 million in commercial

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

construction loans. PPP loans included in the sector totaled $569,000, and we have provided deferrals for loans in this sector with outstanding principal balances of $118.4 million. In the first quarter of 2020, we charged off $1.2 million on a loan acquired from Coastway, secured by a hotel property whose credit deterioration was unrelated to the COVID-19 pandemic. That credit is on nonaccrual and amounted to $3.1 million at June 30, 2020.

The health and social services sector amounted to $178.1 million, or 9.0% of total commercial loans, as of June 30, 2020 and included $84.5 million in commercial real estate loans and $93.7 million in commercial and industrial loans. PPP loans included in the sector totaled $42.5 million, and we have provided deferrals for loans in this sector with outstanding principal balances of $12.8 million. Excluding PPP loans, we originated $50.6 million loans during the second quarter that are within this sector.

As of June 30, 2020, the restaurant sector amounted to $57.1 million, or 2.9% of total commercial loans, including $9.4 million in PPP loans. We provided deferrals for loans in this sector with outstanding principal balances of $8.7 million. The recreation sector amounted to $32.4 million, or 1.6% of total commercial loans, including $2.8 million in PPP loans. We provided deferrals for loans in this sector with outstanding principal balances of $13.8 million. Included in the recreation sector is a $9.0 million nonaccrual loan secured by an ice-skating rink for which credit deterioration began prior to the COVID-19 pandemic.

The loan portfolio has not experienced significant credit quality deterioration as of June 30, 2020, but we anticipate that the impact of the COVID-19 pandemic will result in increases in payment deferrals, delinquencies, charge-offs and loan modifications in the loan portfolio through the remainder of the year. Continued uncertainty regarding the severity and duration of the COVID-19 pandemic and related economic effects will continue to impact the magnitude of loan loss provisions and allowance for loan losses.

While interest and fees will continue to accrue on short term deferrals, the breadth of the economic impact may affect our borrowers’ ability to repay in future periods. Should eventual credit losses on these deferred payments emerge, interest income and fees in future periods could be negatively impacted.

Management performed an interim impairment assessment on goodwill as a result of changes in the macroeconomic environment resulting from the COVID-19 pandemic. The results of the interim impairment assessment indicated that the remaining fair value exceeded the carrying value for both reporting units. The COVID-19 pandemic could cause further and sustained decline in the Company’s stock price or the occurrence of additional valuation triggering events that could result in an impairment charge to earnings.

Conversion and Reorganization

On August 14, 2019, the Company completed a second step conversion offering (the “Offering”). Prior to the completion of the Offering approximately 53% of the shares of common stock of the Company were owned by HarborOne Mutual Bancshares, a mutual holding company (the “MHC”). The Company sold 31,036,812 shares of common stock at $10.00 per share in the Offering, resulting in net cash proceeds of $304.1 million. In addition, each share of the Company common stock owned by shareholders other than the MHC prior to the Offering was exchanged for 1.795431 shares of Company common stock, for a total of 12,162,763 shares of Company common stock.

As a result of the Offering, all shares and per share information has been revised to reflect the 1.795431 exchange ratio. The revised financial information presented in this Form 10-Q is derived from the consolidated financial statements of the Company.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Business Combination

On October 5, 2018, the Company completed the acquisition of Coastway Bancorp, Inc. (“Coastway”), the holding company of Coastway Community Bank, in an all cash transaction valued at approximately $125.6 million.

Comparison of Financial Condition at June 30, 2020 and December 31, 2019

Total Assets.    Total assets increased $406.0 million, or 10.0%, to $4.64 billion at June 30, 2020 from $4.06 billion at December 31, 2019. The increase primarily reflects an increase of $290.4 million in net loans, a $48.3 million increase in loans held for sale, a $37.4 million increase in cash and cash equivalents and a $33.5 million increase in other assets. The increase in other assets reflects a $31.8 million increase unrealized gain in back-to-back commercial loan swap contracts with a corresponding increase in other liabilities.

Cash and Cash Equivalents.    Cash and cash equivalents increased $37.4 million to $249.0 million at June 30, 2020 from $211.6 million at December 31, 2019.

Loans Held for Sale.    Loans held for sale at June 30, 2020 were $158.9 million, an increase of $48.3 million from $110.6 million at December 31, 2019, reflecting strong residential mortgage loan demand continuing into the second quarter of 2020.

Loans, net.    At June 30, 2020, net loans were $3.44 billion, an increase of $290.4 million, or 9.2%, from $3.15 billion at December 31, 2019, primarily due to an increase in commercial real estate loans, commercial and industrial loans, commercial construction loans, one-to four-family residential real estate loans partially offset by a decrease in consumer loans and home equity lines of credit and second mortgage loans. Total commercial loans at June 30, 2020 were $1.97 billion, an increase of $338.7 million, or 20.8%, from $1.63 billion at December 31, 2019. The increase is due to the origination of $152.6 million in PPP loans and also reflects our business strategy to increase commercial lending. Residential real estate loans increased $45.1 million, or 4.1%, and consumer loans decreased $81.4 million, or 18.7%. The Bank purchased $224.3 million in loans from HarborOne Mortgage in the first half of 2020. The allowance for loan losses was $36.1 million at June 30, 2020 and $24.1 million at December 31, 2019.

The following table provides the composition of our loan portfolio at the dates indicated:

	June 30, 2020		December 31, 2019
	Amount	Percent	Amount	Percent

	(dollars in thousands)

Residential real estate:
One- to four-family	$977,336	28.1%	$935,794	29.5%
Second mortgages and equity lines of credit	152,709	4.4	155,716	4.9
Residential construction	20,655	0.6	14,055	0.4
Total residential real estate	1,150,700	33.1	1,105,565	34.8
Commercial:
Commercial real estate	1,318,051	37.9	1,169,923	36.8
Commercial construction	194,549	5.6	153,907	4.9
Commercial and industrial	456,192	13.1	306,282	9.7
Total commercial loans	1,968,792	56.7	1,630,112	51.4
Consumer:
Auto	35,150	1.0	49,686	1.6
Auto lease loans	310,062	8.9	374,906	11.8
Personal	9,318	0.3	11,289	0.4
Total consumer	354,530	10.2	435,881	13.8
Total loans	3,474,022	100.0%	3,171,558	100.0%
Allowance for loan losses	(36,107)		(24,060)
Loans, net	$3,437,915		$3,147,498

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Securities.    Total investment securities at June 30, 2020 were $262.7 million, a decrease of $3.1 million, or 1.2%, from $265.8 million at December 31, 2019. In the first quarter of 2020, with intention to reduce credit risk in the investment portfolio, held to maturity securities were sold and as a result the remaining held to maturity securities were transferred to the available for sale category. As of June 30, 2020 there were $72.3 million in sales of investment securities with a gain of $2.5 million and purchases of $100.7 million in U.S. government agency mortgage-backed securities. The following table provides the composition of our securities available for sale and held to maturity at the dates indicated:

	June 30, 2020		December 31, 2019
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(in thousands)

Securities available for sale:
Debt securities:
U.S. government and government-sponsored enterprise obligations	$10,004	$10,209	$14,994	$15,204
U.S. government agency and government-sponsored mortgage-backed and collateralized mortgage obligations	227,089	231,448	190,119	191,546
SBA asset-backed securities	18,181	19,046	32,461	32,723
Municipal bonds	2,002	2,007	—	—
Total securities available for sale	$257,276	$262,710	$237,574	$239,473

Securities held to maturity:
Debt securities:
U.S. government agency and government-sponsored mortgage-backed and collateralized mortgage obligations	$—	$—	$14,115	$14,264
SBA asset-backed securities	—	—	5,308	5,432
Other bonds and obligations:
State and political subdivisions	—	—	6,949	7,231
Total securities held to maturity	$—	$—	$26,372	$26,927

Mortgage servicing rights.    Mortgage servicing rights (“MSRs”) are created as a result of our mortgage banking origination activities and accounted for at fair value. At June 30, 2020, we serviced mortgage loans for others with an aggregate outstanding principal balance of $2.37 billion. Total MSRs were $16.1 million at June 30, 2020 and $17.2 million at December 31, 2019.

Management has made the strategic decision not to hedge mortgage servicing assets at present. Therefore, any future declines in interest rates would likely cause decreases in the fair value of the MSRs, and a corresponding decrease in earnings, whereas increases in interest rates would result in increases in fair value, and a corresponding increase in earnings. MSRs recorded in the second quarter of 2020 may be less sensitive to falling rates in the future as they were originated in a low mortgage rate environment. Management may choose to hedge the mortgage servicing assets in the future or limit the balance of MSRs by selling them or selling loans with the servicing released.

Deposits.    Deposits increased $365.8 million, or 12.4%, to $3.31 billion at June 30, 2020 from $2.94 billion at December 31, 2019. The following table sets forth information concerning the composition of deposits:

	June 30,	December 31,	Increase (Decrease)
	2020	2019	Dollars	Percent

	(dollars in thousands)

Noninterest-bearing deposits	$642,971	$406,403	$236,568	58.2%
NOW accounts	199,336	165,790	33,546	20.2
Regular savings	876,753	620,705	256,048	41.3
Money market accounts	562,718	575,881	(13,163)	(2.3)
Term certificate accounts	679,046	785,005	(105,959)	(13.5)
Consumer and business deposits	2,960,824	2,553,784	407,040	15.9
Municipal deposits	274,933	286,932	(11,999)	(4.2)
Wholesale deposits	72,917	102,157	(29,240)	(28.6)
Total deposits	$3,308,674	$2,942,873	$365,801	12.4%

Reciprocal deposits	$125,464	$277,874	$(152,410)	(54.8)%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The growth in deposits was driven by an increase of $407.0 million in consumer and business deposits, partially offset by a $12.0 million decrease in municipal deposits and a $29.2 million decrease in wholesale deposits. Consumer and business deposit growth was primarily a response to marketing and promotions of retail products and customers maintaining liquidity due to market uncertainty as a result of the COVID-19 pandemic. At June 30, 2020, wholesale deposits included brokered deposits of $59.9 million and $13.0 million in certificates of deposits from institutional investors. We participate in a reciprocal deposit program that provides access to FDIC-insured deposit products in aggregate amounts exceeding the current limits for depositors. Total deposits included $125.5 million in reciprocal deposits, including $4.9 million in municipal deposits. The wholesale deposits provide a channel for the Company to seek additional funding outside the Company’s core market.

Borrowings.   Total borrowings from the FHLB decreased $13.0 million, or 3.7%, to $341.1 million at June 30, 2020 from $354.1 million at December 31, 2019 as excess funds were utilized to pay down FHLB borrowings.

Stockholders’ equity.  Total stockholders’ equity was $684.5 million at June 30, 2020 compared to $665.8 million at December 31, 2019.

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2020 and 2019

HarborOne Bancorp, Inc. Consolidated

Overview.  Consolidated net income for the three and six months ended June 30, 2020 was $10.6 million and $15.3 million, respectively, compared to net income of $4.8 million and $6.8 million for the three and six months ended June 30, 2019, respectively.

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

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

	Three Months Ended June 30,
	2020			2019
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

	(dollars in thousands)

Interest-earning assets:
Investment securities (1)	$240,025	$1,430	2.40%	$259,151	$1,880	2.91%
Other interest-earning assets	222,840	239	0.43	26,758	448	6.71
Loans held for sale	119,047	988	3.34	48,158	542	4.52
Loans
Commercial loans (2)	1,872,349	18,196	3.91	1,445,652	18,580	5.16
Residential real estate loans (2)	1,123,896	11,811	4.23	1,118,761	12,265	4.40
Consumer loans (2)	372,929	3,963	4.27	459,774	4,593	4.01
Total loans	3,369,174	33,970	4.06	3,024,187	35,438	4.70
Total interest-earning assets	3,951,086	36,627	3.73	3,358,254	38,308	4.58
Noninterest-earning assets	334,452			260,864
Total assets	$4,285,538			$3,619,118
Interest-bearing liabilities:
Savings accounts	$842,560	834	0.40	$528,360	564	0.43
NOW accounts	187,560	33	0.07	140,115	25	0.07
Money market accounts	826,939	1,207	0.59	872,653	3,384	1.56
Certificates of deposit	730,756	3,472	1.91	788,701	4,627	2.35
Brokered deposits	66,701	259	1.56	124,122	762	2.46
Total interest-bearing deposits	2,654,516	5,805	0.88	2,453,951	9,362	1.53
FHLB advances	258,679	845	1.31	291,835	1,679	2.31
Subordinated debentures	33,951	524	6.21	33,826	524	6.21
Total borrowings	292,630	1,369	1.88	325,661	2,203	2.71
Total interest-bearing liabilities	2,947,146	7,174	0.98	2,779,612	11,565	1.67
Noninterest-bearing liabilities:
Noninterest-bearing deposits	585,715			423,462
Other noninterest-bearing liabilities	72,808			49,163
Total liabilities	3,605,669			3,252,237
Total equity	679,869			366,881
Total liabilities and equity	$4,285,538			$3,619,118
Tax equivalent net interest income		29,453			26,743
Tax equivalent interest rate spread (3)			2.75%			2.91%
Less: tax equivalent adjustment		6			30
Net interest income as reported		$29,447			$26,713
Net interest-earning assets (4)	$1,003,940			$578,642
Net interest margin (5)			3.00%			3.19%
Tax equivalent effect			—			—
Net interest margin on a fully tax equivalent basis			3.00%			3.19%
Ratio of interest-earning assets to interest-bearing liabilities	134.06%			120.82%

Supplemental information:
Total deposits, including demand deposits	$3,240,231	$5,805		$2,877,413	$9,362
Cost of total deposits			0.72%			1.31%
Total funding liabilities, including demand deposits	$3,532,861	$7,174		$3,203,074	$11,565
Cost of total funding liabilities			0.82%			1.45%

(1) Includes securities available for sale and securities held to maturity. Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21%. The yield on investments before tax equivalent adjustments was 2.40% and 2.86% for the quarters ended June 30, 2020 and 2019, respectively.

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

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

	Six Months Ended June 30,
	2020			2019
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

	(dollars in thousands)

Interest-earning assets:
Investment securities (1)	257,828	3,252	2.54	259,678	3,766	2.92
Other interest-earning assets	204,730	998	0.98	32,334	931	5.81
Loans held for sale	90,297	1,565	3.48	38,797	900	4.68
Loans
Commercial loans (2)	1,760,008	36,319	4.15	1,414,415	36,058	5.14
Residential real estate loans (2)	1,112,036	23,355	4.22	1,118,901	24,472	4.41
Consumer loans (2)	394,123	8,321	4.25	472,683	9,273	3.96
Total loans	3,266,167	67,995	4.19	3,005,999	69,803	4.68
Total interest-earning assets	3,819,022	73,810	3.89	3,336,808	75,400	4.56
Noninterest-earning assets	324,323			256,895
Total assets	$4,143,345			$3,593,703
Interest-bearing liabilities:
Savings accounts	$764,295	2,132	0.56	$506,782	928	0.37
NOW accounts	173,130	64	0.07	138,543	50	0.07
Money market accounts	831,048	3,790	0.92	833,781	6,144	1.49
Certificates of deposit	762,819	7,829	2.06	800,780	9,139	2.30
Brokered deposits	79,445	683	1.73	111,800	1,344	2.42
Total interest-bearing deposits	2,610,737	14,498	1.12	2,391,686	17,605	1.48
FHLB advances	249,990	2,098	1.69	341,880	3,954	2.33
Subordinated debentures	33,935	1,047	6.20	33,824	1,029	6.13
Total borrowings	283,925	3,145	2.23	375,704	4,983	2.67
Total interest-bearing liabilities	2,894,662	17,643	1.23	2,767,390	22,588	1.65
Noninterest-bearing liabilities:
Noninterest-bearing deposits	502,668			412,081
Other noninterest-bearing liabilities	70,261			50,682
Total liabilities	3,467,591			3,230,153
Total equity	675,754			363,550
Total liabilities and equity	$4,143,345			$3,593,703
Tax equivalent net interest income		56,167			52,812
Tax equivalent interest rate spread (3)			2.66%			2.91%
Less: tax equivalent adjustment		20			69
Net interest income as reported		$56,147			$52,743
Net interest-earning assets (4)	$924,360			$569,418
Net interest margin (5)			2.96%			3.19%
Tax equivalent effect			—			—
Net interest margin on a fully tax equivalent basis			2.96%			3.19%
Ratio of interest-earning assets to interest-bearing liabilities	131.93%			120.58%

Supplemental information:
Total deposits, including demand deposits	$3,113,405	$14,498		$2,803,767	$17,605
Cost of total deposits			0.94%			1.27%
Total funding liabilities, including demand deposits	$3,397,330	$17,643		$3,179,471	$22,588
Cost of total funding liabilities			1.04%			1.43%

(1) Includes securities available for sale and securities held to maturity. Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21%. The yield on investments before tax equivalent adjustments was 2.52% and 2.87% for the six months ended June 30, 2020 and 2019, respectively.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2020 v. 2019			2020 v. 2019
	Increase (Decrease) Due to Changes in		Total	Increase (Decrease) Due to Changes in		Total
	Volume	Rate	Increase (Decrease)	Volume	Rate	Increase (Decrease)

	(in thousands)

Interest-earning assets:
Investment securities	$(133)	$(317)	$(450)	$(26)	$(488)	$(514)
Other interest-earning assets	560	(769)	(209)	1,408	(1,341)	67
Loans held for sale	620	(174)	446	947	(282)	665
Loans
Commercial loans	4,748	(5,132)	(384)	8,021	(7,760)	261
Residential real estate loans	151	(605)	(454)	(18)	(1,099)	(1,117)
Consumer loans	(760)	130	(630)	(1,356)	404	(952)
Total loans	4,139	(5,607)	(1,468)	6,647	(8,455)	(1,808)
Total interest-earning assets	5,186	(6,867)	(1,681)	8,976	(10,566)	(1,590)
Interest-bearing liabilities:
Savings accounts	317	(47)	270	334	870	1,204
NOW accounts	8	—	8	14	—	14
Money market accounts	(22)	(2,155)	(2,177)	343	(2,697)	(2,354)
Certificates of deposit	(309)	(846)	(1,155)	(364)	(946)	(1,310)
Brokered deposit	(280)	(223)	(503)	(332)	(329)	(661)
Total interest-bearing deposits	(286)	(3,271)	(3,557)	(5)	(3,102)	(3,107)
FHLB advances	(174)	(660)	(834)	(915)	(941)	(1,856)
Subordinated debentures	—	—	—	2	16	18
Total borrowings	(174)	(660)	(834)	(913)	(925)	(1,838)
Total interest-bearing liabilities	(460)	(3,931)	(4,391)	(918)	(4,027)	(4,945)
Change in net interest income	$5,646	$(2,936)	$2,710	$9,894	$(6,539)	$3,355

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Interest and Dividend Income.    Interest and dividend income on a tax equivalent basis decreased $1.7 million, or 4.4%, to $36.6 million for the three months ended June 30, 2020, compared to $38.3 million for the three months ended June 30, 2019. All adjustable rate products were negatively impacted by the Federal Reserve cuts to the federal funds rate, and although loan origination volume was strong, lower rates on loan originations also negatively impacted interest and dividend income. For the three months ended June 30, 2020, the primary components of the decrease were a $1.5 million decrease in interest on total loans, a $450,000 decrease investment income and a $209,000 decrease in interest on other interest earning assets, partially offset by a $446,000 increase in interest on loans held for sale. The increase in interest on loans held for sale reflected a higher average balance due to residential real estate mortgage loan demand. The decrease in interest income on loans reflected the 85 basis points decrease in the average yield on loans, partially offset by the $592.8 million, or 17.7% increase in the average total loan balance. Commercial loans were the primary driver of the average balance growth and yield decrease.

Compared to the first six months of 2019, interest and dividend income decreased $1.6 million, or 2.1%, reflecting similar trends as discussed in the quarter over quarter results. Average loans and loans held for sale increased $311.7 million, or 10.2%. As a result of a 39 basis point decrease in yield, there was a $1.1 million decrease in interest income on loans and loans held for sale.

Interest Expense.    Interest expense decreased $4.4 million, or 61.2%, to $7.2 million for the three months ended June 30, 2020 from $11.6 million for the three months ended June 30, 2019. The decrease resulted from a $3.6 million decrease in interest expense on deposits and a $834,000 decrease in interest expense on FHLB borrowings. The decrease in interest expense on deposits reflected a 65 basis point decrease in the cost of interest bearing deposits, partially offset by $200.6 million, or 8.2%, increase in the average balance of interest-bearing deposits. Increases in the average balances were driven by organic growth. The decrease in cost of interest-bearing deposits was driven by rate decreases primarily in money market and certificate of deposit products and the resulting shift in balances to the savings product. The average balance of savings accounts increased $314.2 million, or 59.5%, and the average cost of savings accounts decreased 3 basis points. The cost of money market deposits decreased 97 basis points to 0.59% for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 and the average balance decreased 5.2%. Average certificates of deposit decreased by $57.9 million, or 7.3%, and the cost of certificates of deposits was 1.91% for the second quarter of 2020 compared to 2.35% for the second quarter of 2019. The decrease in interest expense on FHLB advances resulted from a 100 basis point decrease in the cost of FHLB advances and a $33.2 million, or 11.4%, decrease in average balances.

Compared to the first six months of 2019, interest expense decreased $4.9 million, or 21.9% to $17.6 million from $22.6 million reflecting similar trends discussed in the quarter over quarter results. Average interest bearing deposits increased $219.1 million, or 9.2% and the cost of interest-bearing deposits decreased 36 basis points year over year. The decrease in interest expense on FHLB borrowings is due to a 64 basis point decrease in the cost of borrowed funds and the average balance decrease of $91.9 million, or 26.9%.

Net Interest and Dividend Income.    Net interest and dividend income on a tax equivalent basis increased $2.7 million, or 10.1%, to $29.5 million for the three months ended June 30, 2020 from $26.7 million for the three months ended June 30, 2019, primarily as a result of deposit account repricing and commercial loan growth. The tax equivalent net interest spread decreased 16 basis points to 2.75% for the three months ended June 30, 2020 from 2.91% for the three months ended June 30, 2019, and net interest margin on a tax equivalent basis decreased 19 basis points to 3.00% for the three months ended June 30, 2020 from 3.19% for three months ended June 30, 2019.

Compared to the first six months of 2019, net interest and dividend income increased $3.4 million, or 6.4%, to $56.2 million from $52.8 million. The tax equivalent net interest spread decreased 25 basis points to 2.66% for the six months ended June 30, 2020 from 2.91% for the six months ended June 30, 2019, and net interest margin on a tax equivalent basis also decreased by 23 basis points to 2.96% for the six months ended June 30, 2020 from 3.19% for the six months ended June 30, 2019.

Income Tax Provision.    The provision for income taxes and effective tax rate for the three months ended June 30, 2020 was $3.7 million and 25.8%, respectively, compared to $819,000 and 14.6%, respectively, for the three months ended June 30, 2019. Income tax expense for the quarter ended June 30, 2019 was impacted by the 2013 federal tax refund of $603,000 and the 2013 Massachusetts state tax refund of $211,000 recognized in the quarter.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The provision for income taxes and effective tax rate for the six months ended June 30, 2020 was $5.4 million and 26.0%, respectively, compared to $1.2 million and 14.6%, respectively, for the six months ended June 30, 2019. Income tax expense for the six months ended June 30, 2019 was impacted by the 2013 federal tax refund of $603,000 and the 2013 Massachusetts state tax refund of $211,000 recognized in the second quarter of 2019 and the 2014 Massachusetts state refund of $320,000 recognized in the first quarter of 2019. The refunds were a result of previously amended returns filed for those years.

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

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The table below shows the results of operations for the Company’s segments, HarborOne Bank and HarborOne Mortgage, for the three and six months ended June 30, 2020 and 2019, and the increase or decrease in those results:

	HarborOne Bank				HarborOne Mortgage
	Three Months Ended				Three Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2020	2019	Dollars	Percent	2020	2019	Dollars	Percent

	(dollars in thousands)

Net interest and dividend income	$29,139	$27,022	$2,117	7.8%	$739	$210	$529	251.9%
Provision for loan losses	10,004	1,750	8,254	471.7	—	—	—	—
Net interest and dividend income, after provision for loan losses	19,135	25,272	(6,137)	(24.3)	739	210	529	251.9
Mortgage banking income:
Gain on sale of mortgage loans	—	1	(1)	(100.0)	30,862	8,428	22,434	266.2
Intersegment gain (loss)	(1,399)	(314)	(1,085)	(345.5)	1,399	314	1,085	345.5
Changes in mortgage servicing rights fair value	(490)	(438)	(52)	(11.9)	(621)	(1,803)	1,182	65.6
Other	346	377	(31)	8.2	3,764	2,090	1,674	80.1
Total mortgage banking income (loss)	(1,543)	(374)	(1,169)	(312.6)	35,404	9,029	26,375	292.1
Other noninterest income (loss)	4,788	7,067	(2,279)	(32.2)	(11)	(4)	(7)	(175.0)
Total noninterest income	3,245	6,693	(3,448)	(51.5)	35,393	9,025	26,368	292.2
Noninterest expense	25,218	25,257	(39)	(0.2)	18,273	8,917	9,356	104.9
Income (loss) before income taxes	(2,838)	6,708	(9,546)	(142.3)	17,859	318	17,541	NM
Provision (benefit) for income taxes	27	802	(775)	(96.6)	3,878	418	3,460	827.8
Net income (loss)	$(2,865)	$5,906	$(8,771)	(148.5)%	$13,981	$(100)	$14,081	NM	%

	HarborOne Bank				HarborOne Mortgage
	Six Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2020	2019	Dollars	Percent	2020	2019	Dollars	Percent

	(dollars in thousands)

Net interest and dividend income	$55,649	$53,441	$2,208	4.1%	$1,020	$319	$701	219.7%
Provision for loan losses	13,753	2,607	11,146	427.5	—	—	—	—
Net interest and dividend income, after provision for loan losses	41,896	50,834	(8,938)	(17.6)	1,020	319	701	219.7
Mortgage banking income:
Gain on sale of mortgage loans	—	1	(1)	(100.0)	43,140	13,071	30,069	230.0
Intersegment gain (loss)	(1,799)	(473)	(1,326)	(280.3)	1,799	473	1,326	280.3
Changes in mortgage servicing rights fair value	(1,660)	(1,008)	(652)	(64.7)	(3,838)	(3,384)	(454)	(13.4)
Other	697	758	(61)	(8.0)	5,984	3,719	2,265	60.9
Total mortgage banking income (loss)	(2,762)	(722)	(2,040)	282.5	47,085	13,879	33,206	239.3
Other noninterest income (loss)	13,314	12,419	895	7.2	(133)	(16)	(117)	(731.3)
Total noninterest income	10,552	11,697	(1,145)	(9.8)	46,952	13,863	33,089	238.7
Noninterest expense	49,506	50,122	(616)	(1.2)	29,079	16,269	12,810	78.7
Income (loss) before income taxes	2,942	12,409	(9,467)	(76.3)	18,893	(2,087)	20,980	NM
Provision (benefit) for income taxes	1,628	2,248	(620)	(27.6)	4,117	(427)	4,544	NM
Net income (loss)	$1,314	$10,161	$(8,847)	(87.1)%	$14,776	$(1,660)	$16,436	990.1%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

HarborOne Bank Segment

Results of Operations for the Three and Six Months Ended June 30, 2020 and 2019

Net Income.    The Bank’s net income decreased by $8.8 million to a net loss of  $2.9 million for the three months ended June 30, 2020 compared to net income of $5.9 million for the three months ended June 30, 2019. Pre-tax loss was $2.8 million for the three months ended June 30, 2020, a $9.5 million decrease from the three months ended June 30, 2019. The decrease in pre-tax income reflects an increase of $8.3 million in the provision for loan losses, and a $3.4 million decrease in noninterest income partially offset by a $2.1 million increase in net interest income and a $39,000 decrease in noninterest expense. The provision for income taxes decreased $775,000.

Compared to the first six months of 2019, the Bank’s net income for the six months ended June 30, 2020 decreased $8.8 million to $1.3 million from $10.2 million. Pre-tax income decreased $9.5 million, or 76.3%, due to a $11.1 million increase in provision for loan losses and a $1.1 million decrease in noninterest income partially offset by a  $2.2 million increase in net interest and dividend income and a $616,000 decrease in noninterest expenses. The provision for income taxes decreased $620,000.

Provision for Loan Losses.    The provision for loan losses for the three and six months ended June 30, 2020 was $10.0 million and $13.8 million, respectively, compared to provision for loan losses of $1.8 million and $2.6 million, respectively, for the three and six months ended June 30, 2019. Changes in the provision for loan losses are based on management’s assessment of loan portfolio growth and composition changes, historical charge-off trends, and ongoing evaluation of credit quality and current economic conditions.

The provision for loan losses for the three and six months ended June 30, 2020 includes adjustments for our quarterly analysis of our historical and peer loss experience rates, commercial real estate loan growth, and replenishment driven by charge off activity. The three and six months ended June 30, 2020 also include $5.7 million and $7.2 million, respectively of provision directly related to the estimate of inherent losses resulting from the impact of the COVID-19 pandemic. The provision for loan losses for the three and six months ended June 30, 2019 primarily reflected commercial real estate loan growth.

In estimating the provision for the COVID-19 pandemic, management considered economic factors, including unemployment rates and the interest rate environment, the volume and dollar amount of requests for payment deferrals, the loan risk profile of each loan type, and if the loans were purchased. The additional provisions provided to each category ranged from 14 to 26 basis points and amounted to allocations of $1.6 million to the residential real estate portfolio, $3.2 million to the commercial portfolio and $935,000 to the consumer portfolio.

Net charge-offs were $286,000 and $1.7 million for the three and six months ended June 30, 2020 compared to $771,000 and $1.0 million for the three and six months ended June 30, 2019. Net charge-offs to average loans outstanding on an annualized basis for the three and six months ended June 30, 2020 were 0.03% and 0.10%, respectively, compared to 0.10% and 0.07% for the three and six months ended June 30, 2019. The 2020 year-to-date charge-offs includes a $1.2 million commercial real estate charge-off  on a loan acquired from Coastway, secured by a hotel property, in the amount of $3.1 million and  whose credit deterioration was unrelated to the COVID-19 pandemic. At June 30, 2020, nonperforming assets were $38.6 million and nonperforming assets to total assets were 0.86% at as compared to $17.2 million and 0.46%, respectively, at June 30, 2019. The increase in nonperforming assets was primarily due to four commercial loan relationships. As of June 30, 2020, the increase in nonperforming loans was not a result of the COVID-19 pandemic.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Noninterest Income.    Total noninterest income was $3.2 million and $10.6 million for the three and six months ended June 30, 2020, respectively, compared to $6.7 million and $11.7 million for the respective prior year periods. The following table sets forth the components of noninterest income:

	Three Months Ended June 30,		Increase (Decrease)
	2020	2019	Dollars	Percent

	(dollars in thousands)

Gain on sale of mortgage loans	$—	$1	$(1)	100.0%
Intersegment loss	(1,399)	(314)	(1,085)	(345.5)
Secondary market loan servicing fees, net of guarantee fees	346	377	(31)	(8.2)
Changes in mortgage servicing rights fair value	(490)	(438)	(52)	(11.9)
Total mortgage banking income	(1,543)	(374)	(1,169)	(312.6)%
Interchange fees	2,183	2,123	60	2.8
Other deposit account fees	786	1,933	(1,147)	(59.3)
Income on retirement plan annuities	103	100	3	3.0
Gain on sale and call of securities	8	1,267	(1,259)	100.0
Bank-owned life insurance income	554	253	301	119.0
Swap fee income	731	748	(17)	(2.3)
Other	423	643	(220)	(34.2)
Total noninterest income	$3,245	$6,693	$(3,448)	(51.5)%

	Six Months Ended June 30,		Increase (Decrease)
	2020	2019	Dollars	Percent

	(dollars in thousands)

Gain on sale of mortgage loans	$—	$1	$(1)	(100.0)%
Intersegment loss	(1,799)	(473)	(1,326)	(280.3)
Secondary market loan servicing fees, net of guarantee fees	697	758	(61)	(8.0)
Changes in mortgage servicing rights fair value	(1,660)	(1,008)	(652)	64.7
Total mortgage banking income	(2,762)	(722)	(2,040)	282.5%
Interchange fees	4,176	4,094	82	2.0
Other deposit account fees	2,724	3,740	(1,016)	(27.2)
Income on retirement plan annuities	204	196	8	4.1
Gain on sale and call of securities	2,533	1,267	1,266	100.0
Bank-owned life insurance income	1,105	506	599	118.4
Swap fee income	1,142	1,360	(218)	(16.0)
Other	1,430	1,256	174	13.9
Total noninterest income	$10,552	$11,697	$(1,145)	(9.8)%

The primary reasons for the variances within the noninterest income categories shown in the preceding table are noted below:

●	Mortgage banking income reflects the consolidation of the Bank’s residential lending division into HarborOne Mortgage in April 2018. The Bank records an intersegment loss on loans purchased from HarborOne Mortgage that is offset in consolidation.
●	The change in the MSR fair value is consistent with the 122 basis point decrease in the 10-year Treasury Constant Maturity rate over the six months ended June 30, 2020. As interest rates fall, prepayment speeds tend to increase and MSR fair value decreases.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

●	The decrease in other deposit account fees reflects waived fees in response to customer needs related to the COVID-19 pandemic
●	Swap fee income is collected and recorded at the time the swap contract is entered into and therefore income fluctuates as a function of the swap agreements entered into in a period.
●	The gain on sale of securities is the result of the sale of securities with proceeds of $74.0 million.
●	The increase in bank-owned life insurance is due to a $41.4 million increase in the balance of bank-owned life insurance.

Noninterest Expense.    Total noninterest expense was $25.2 million and $49.5 million for the three and six months ended June 30, 2020, respectively, compared to $25.3 million and $50.1 million for the respective prior year periods. The following table sets forth the components of noninterest expense:

	Three Months Ended June 30,		Increase (Decrease)
	2020	2019	Dollars	Percent

	(dollars in thousands)

Compensation and benefits	$13,254	$13,879	$(625)	(4.5)%
Occupancy and equipment	3,298	3,685	(387)	(10.5)
Data processing expenses	2,189	2,110	79	3.7
Loan expenses	317	341	(24)	(7.0)
Marketing	1,010	1,078	(68)	(6.3)
Deposit expenses	461	434	27	6.2
Postage and printing	404	379	25	6.6
Professional fees	1,207	914	293	32.1
Foreclosed and repossessed assets	13	(5)	18	360.0
Deposit insurance	279	589	(310)	(52.6)
Other expenses	2,786	1,853	933	50.4
Total noninterest expense	$25,218	$25,257	$(39)	(0.2)%

	Six Months Ended June 30,		Increase (Decrease)
	2020	2019	Dollars	Percent

	(dollars in thousands)

Compensation and benefits	$26,550	$27,833	$(1,283)	(4.6)%
Occupancy and equipment	7,069	7,381	(312)	(4.2)
Data processing expenses	4,306	4,120	186	4.5
Loan expenses	499	859	(360)	(41.9)
Marketing	1,805	1,955	(150)	(7.7)
Deposit expenses	960	784	176	22.4
Postage and printing	857	825	32	3.9
Professional fees	2,111	1,619	492	30.4
Foreclosed and repossessed assets	138	(76)	214	(281.6)
Deposit insurance	550	1,255	(705)	(56.2)
Other expenses	4,661	3,567	1,094	30.7
Total noninterest expense	$49,506	$50,122	$(616)	(1.2)%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The primary reasons for the significant variances within the noninterest expense categories shown in the preceding table are noted below:

●	The decrease in compensation and benefits for the three and six months ended June 30, 2020 primarily reflects the prior periods including the accrual of compensation for the employment agreement of a former Coastway executive.

●	Fluctuations in professional expenses are generally due to timing and can fluctuate due to strategic efforts.

●	The decrease in deposit insurance reflects the reduction in assessment rate due to improved capital ratios as a result of the Offering.

●	Other expenses for the three and six months ended June 30, 2020 include $1.3 million and $1.6 million, respectively, in COVID-19 pandemic expenses partially offset by a decrease in core deposit intangible amortization of $170,000 and $341,000 during those periods. COVID-19 pandemic expense includes costs for personnel, cleaning and other initiatives to support our employees and customers.

HarborOne Mortgage Segment

Results of Operations for the Three and Six Months Ended June 30, 2020 and 2019

Net Income.   HarborOne Mortgage recorded a net income of $14.0 million and $14.8 million for the three and six months ended June 30, 2020, respectively, as compared to a net loss of $100,000 and $1.7 million for the respective prior year periods. HarborOne Mortgage segment’s results are heavily impacted by prevailing rates, refinancing activity and home sales.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Noninterest Income.    Total noninterest income was $35.4 million and $47.1 million for the three and six months ended June 30, 2020, respectively, as compared to $9.0 million and $13.9 million for the respective prior year periods. Noninterest income is primarily from mortgage banking income for which the following table provides further detail:

	Three Months Ended June 30,		Increase (Decrease)
	2020	2019	Dollars	Percent

	(dollars in thousands)

Gain on sale of mortgage loans	$30,607	$8,302	$22,305	268.7%
Intersegment gain	1,399	314	1,085	345.5
Processing, underwriting and closing fees	3,094	1,243	1,851	148.9
Secondary market loan servicing fees net of guarantee fees	925	973	(48)	(4.9)
Changes in mortgage servicing rights fair value	(621)	(1,803)	1,182	65.6
Total mortgage banking income	$35,404	$9,029	$26,375	292.1%

Originated mortgage servicing rights included in gain on sale of mortgage loans	$3,813	$131	$3,682	2,810.7%
Change in 10-year Treasury Constant Maturity rate in basis points	(4)	(41)

	Six Months Ended June 30,		Increase (Decrease)
	2020	2019	Dollars	Percent

	(dollars in thousands)

Gain on sale of mortgage loans	$42,789	$12,914	$29,875	231.3%
Intersegment gain	1,799	473	1,326	280.3
Processing, underwriting and closing fees	4,526	1,972	2,554	129.5
Secondary market loan servicing fees net of guarantee fees	1,809	1,904	(95)	(5.0)
Changes in mortgage servicing rights fair value	(3,838)	(3,384)	(454)	NM
Total mortgage banking income	$47,085	$13,879	$33,206	239.3%

Originated mortgage servicing rights included in gain on sale of mortgage loans	$4,091	$296	$3,795	1,282.1%
Change in 10-year Treasury Constant Maturity rate in basis points	(126)	(69)

The primary reasons for the significant variances in the noninterest income category shown in the preceding table are noted below:

●	The change in the MSR fair value is consistent with the change in the 10-year Treasury Constant Maturity rate. As interest rates fall, prepayment speeds increase and resulting in a decrease in MSR fair value. The Federal Reserve cuts to the federal funds rate resulted in the 10-year Treasury Constant Maturity rate decreasing 126 basis points for the six months ended June 30, 2020 and negatively impacted the fair value of the mortgage servicing rights. Residential mortgage loan payoffs also resulted in accelerated amortization of MSRs of $859,000 in the second quarter of 2020.
●	The gain on sale of mortgages and processing, underwriting and closing fees increased as residential mortgage originations increased primarily as a result of falling mortgage rates and a strong real estate market during the three and six months ended June 30, 2020.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The following table provides additional loan production detail:

	Three Months Ended June 30,
	2020		2019
	Loan		Loan
	Amount	% of Total	Amount	% of Total

	(dollars in thousands)

Product Type
Conventional	$612,763	71.5%	$177,359	57.7%
Government	31,235	3.7	48,240	15.7
State Housing Agency	19,463	2.3	16,769	5.5
Jumbo	192,897	22.5	64,958	21.1
Seconds	157	0.0	42	—
Total	$856,515	100.0%	$307,368	100.0%

Purpose
Purchase	$233,041	27.2%	$222,349	72.3%
Refinance	608,777	71.1	81,107	26.4
Construction	14,697	1.7	3,912	1.3
Total	$856,515	100.0%	$307,368	100.0%

	Six Months Ended June 30,
	2020		2019
	Loan		Loan
	Amount	% of Total	Amount	% of Total

	(dollars in thousands)

Product Type
Conventional	$871,136	71.9%	$269,022	57.8%
Government	66,964	5.5	76,006	16.3
State Housing Agency	33,226	2.8	34,006	7.3
Jumbo	240,298	19.8	86,497	18.6
Seconds	272	0.0	70	—
Total	$1,211,896	100.0%	$465,601	100.0%

Purpose
Purchase	$376,734	31.1%	$346,681	74.5%
Refinance	814,103	67.2	112,118	24.1
Construction	21,059	1.7	6,802	1.4
Total	$1,211,896	100.0%	$465,601	100.0%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Noninterest Expense.    Total noninterest expense was $18.3 million and $29.1 million for the three and six months ended June 30, 2020 compared to $8.9 million and $16.3 million for the prior year periods. The following tables set forth the components of noninterest expense:

	Three Months Ended June 30,		Increase (Decrease)
	2020	2019	Dollars	Percent

	(dollars in thousands)

Compensation and benefits	$14,317	$6,639	$7,678	115.6%
Occupancy and equipment	838	705	133	18.9
Data processing expenses	88	89	(1)	(1.1)
Loan expenses	2,446	993	1,453	146.3
Marketing	47	99	(52)	(52.5)
Postage and printing	30	41	(11)	(26.8)
Professional fees	299	208	91	43.8
Other expenses	208	143	65	45.5
Total noninterest expense	$18,273	$8,917	$9,356	104.9%

	Six Months Ended June 30,		Increase (Decrease)
	2020	2019	Dollars	Percent

	(dollars in thousands)

Compensation and benefits	$22,412	$11,996	$10,416	86.8%
Occupancy and equipment	1,614	1,451	163	11.2
Data processing expenses	152	125	27	21.6
Loan expenses	3,745	1,746	1,999	114.5
Marketing	128	180	(52)	(28.9)
Postage and printing	70	77	(7)	(9.1)
Professional fees	561	418	143	34.2
Other expenses	397	276	121	43.8
Total noninterest expense	$29,079	$16,269	$12,810	78.7%

The primary reasons for the significant variances within the noninterest expense categories shown in the preceding table are noted below:

●	Compensation and benefits increased for the three and six months ended June 30, 2020 primarily reflecting commission expense consistent with the mortgage origination volumes.
●	Loan expense primarily is for expenses to originate loans and is consistent with mortgage origination volumes.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Asset Quality

The following table provides information with respect to our nonperforming assets, including TDRs, at the dates indicated. We did not have any accruing loans past due 90 days or more at the dates presented.

	June 30,	December 31,
	2020	2019

	(dollars in thousands)

Nonaccrual loans:
Residential real estate:
One- to four-family	$10,595	$10,610
Second mortgages and equity lines of credit	1,095	1,561
Commercial real estate	3,631	530
Commercial construction	10,939	11,244
Commercial and industrial	10,572	5,831
Consumer	1,232	545
Total nonaccrual loans (1)	38,064	30,321
Other real estate owned and repossessed assets:
One- to four-family residential real estate owned	298	298
Other repossessed assets	239	421
Total nonperforming assets	38,601	31,040
Performing troubled debt restructurings	13,348	15,104
Total nonperforming assets and performing troubled debt restructurings	$51,949	$46,144

Total nonperforming loans to total loans (2)	1.10%	0.96%
Total nonperforming assets and performing troubled debt restructurings to total assets	1.16%	1.14%
Total nonperforming assets to total assets	0.86%	0.76%

(1) $4.3 million and $5.0 million of troubled debt restructurings are included in total nonaccrual loans at June 30, 2020 and December 31, 2019 respectively
(2) Total loans are presented before allowance for loan losses, but include deferred loan origination costs (fees), net.

Income related to impaired loans included in interest income for the three and six months ended in June 30, 2020 and 2019, amounted to $254,000 and $418,000, respectively. Income related to impaired loans included in interest income for the six months ended June 30, 2020 and 2019, amounted to $583,000 and $971,000, respectively

The Company utilizes a ten-grade internal loan rating system for commercial real estate, commercial construction and commercial loans. Loans not rated consist primarily of residential construction loans and certain smaller balance commercial real estate and commercial loans that are managed by exception.

The following table presents our risk rated loans considered classified or special mention in accordance with our internal risk rating system:

	June 30, 2020	December 31, 2019

	(in thousands)

Classified loans:
Substandard	$19,860	$14,997
Doubtful	5,121	2,435
Loss	—	—
Total classified loans	24,981	17,432
Special mention	15,967	25,357
Total criticized loans	$40,948	$42,789

None of the special mention assets at June 30, 2020 and December 31, 2019 were on nonaccrual.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

At June 30, 2020, our allowance for loan losses was $36.1 million, or 1.04% of total loans and 94.86% of nonperforming loans. At December 31, 2019, our allowance for loan losses was $24.1 million, or 0.76% of total loans and 79.35% of nonperforming loans. Total loans is net of an $11.1 million fair value discount on loans acquired from Coastway. Nonperforming loans at June 30, 2020 were $38.1 million, or 1.10% of total loans, compared to $30.3 million, or 0.96% of total loans, at December 31, 2019. The allowance for loan losses is maintained at a level that represents management’s best estimate of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for loan losses will be adequate to cover losses which may be realized in the future or that additional provisions for loan losses will not be required.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	June 30, 2020			December 31, 2019
		% of			% of
		Allowance			Allowance
		Amount to	% of Loans		Amount to	% of Loans
		Total	in Category		Total	in Category
	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans

	(dollars in thousands)

Residential real estate:
One- to four-family	$5,097	14.12%	28.13%	$2,606	10.83%	29.44%
Second mortgages and equity lines of credit	685	1.90	4.40	551	2.29	4.88
Residential construction	75	0.21	0.59	21	0.09	0.44
Commercial real estate	18,389	50.93	37.94	12,875	53.51	37.03
Commercial construction	3,215	8.90	5.60	2,526	10.50	4.86
Commercial and industrial	3,562	9.87	13.13	2,977	12.37	9.67
Consumer	2,204	6.10	10.21	1,010	4.20	13.68
Total general and allocated allowance	33,227	92.02	100.00%	22,566	93.79	100.00%
Unallocated	2,880	7.98		1,494	6.21
Total	$36,107	100.00%		$24,060	100.00%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(dollars in thousands)

Allowance at beginning of period	$26,389	$21,282	$24,060	$20,655
Provision for loan losses	10,004	1,750	13,753	2,607
Charge offs:
Residential real estate:
One- to four-family	(52)	—	(52)	(20)
Second mortgages and equity lines of credit	—	(116)	—	(116)
Commercial Real Estate	—	—	(1,174)	—
Commercial and industrial	(280)	(750)	(577)	(790)
Consumer	(126)	(178)	(379)	(444)
Total charge-offs	(458)	(1,044)	(2,182)	(1,370)

Recoveries:
Residential real estate:
One- to four-family	129	180	143	180
Second mortgages and equity lines of credit	5	31	39	44
Commercial real estate	—	—	1	5
Commercial and industrial	—	1	219	15
Consumer	38	61	74	125
Total recoveries	172	273	476	369
Net charge-offs	(286)	(771)	(1,706)	(1,001)
Allowance at end of period	$36,107	$22,261	$36,107	$22,261
Total loans outstanding at end of period	$3,474,022	$3,060,564	$3,474,022	$3,060,564
Average loans outstanding	$3,369,174	$3,024,187	$3,266,167	$3,005,999
Allowance for loan losses as a percent of total loans outstanding at end of period	1.04%	0.73%	1.04%	0.73%
Annualized net loans charged off as a percent of average loans outstanding	0.03%	0.10%	0.10%	0.07%
Allowance for loan losses to nonperforming loans at end of period	94.86%	133.61%	94.86%	133.61%

We recorded a provision for loan losses of $10.0 million and $1.7 million for the three months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019 we recorded a provision for loan losses of $13.8 million and $2.6 million, respectively. Changes in the provision for loan losses are also based on management’s assessment of loan portfolio growth and composition changes, analysis of historical and peer loss rates, and ongoing evaluation of credit quality and current economic conditions. The provision for loan losses for the quarter ended June 30, 2020 includes adjustments for our quarterly analysis of our historical and peer loss experience rates, commercial real estate loan growth, and a $5.7 million provision directly related to the estimate of inherent losses resulting from the impact of the COVID-19 pandemic. The provisions for loan losses for the three and six months ended June 30, 2019 primarily reflected commercial real estate loan growth.

Net charge-offs totaled $286,000 the quarter ended June 30, 2020, or 0.03%, of average loans outstanding on an annualized basis, compared to $771,000, or 0.10% of average loans outstanding for the quarter ended June 30, 2019. Nonperforming assets were $38.6 million at June 30, 2020 compared to $31.0 million at December 31, 2019 and $17.2 million at June 30, 2019. Nonperforming assets as a percentage of total assets were 0.86% at June 30, 2020, 0.76% at December 31, 2019 and 0.46% at June 30, 2019. The increase in nonperforming assets from the prior year quarter was primarily in the commercial loan portfolio. While it is clear that the COVID-19 pandemic had, and will continue to have, a significant economic impact, the ultimate effect on our loan portfolio is uncertain.

Management of Market Risk

Net Interest Income Analysis.  The Company uses income simulation as the primary tool for measuring interest-rate risk inherent in our balance sheet at a given point in time by showing the effect on net interest income, over specified time frames and using different interest rate shocks and ramps. The assumptions include, but are not limited to,

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

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

The table below sets forth, as of June 30, 2020, the net interest income simulation results that estimate the impact of interest rate changes on the Company’s estimated net interest income over one year:

June 30, 2020
Change in Net Interest Income
Changes in Interest Rates	Year One
(basis points) (1)	(% change from year one base)
+300	7.40%
(100)	(6.90)%

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

The table below sets forth, as of June 30, 2020, the estimated changes in the EVE that would result from an instantaneous parallel shift in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

At June 30, 2020
				EVE as a Percentage of Economic
		Estimated Increase (Decrease)		Value of Assets
Changes in Interest Rates	Estimated	in EVE			Changes in
(basis points) (1)	EVE	Amount	Percent	EVE Ratio (2)	Basis Points
(dollars in thousands)

+ 300	$756,704	$65,078	9.4%	18.0%	2.66
0	691,626	—	—	15.4	—
- 100	576,504	(115,122)	(16.6)	12.6	2.72

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

Our cash flows are composed of three primary classifications: cash flows from operating activities, investing activities and financing activities. Net cash used by operating activities was $22.2 million and $49.7 million for the six months ended June 30, 2020 and 2019, respectively. Net cash used by investing activities was $295.1 million for the six months ended June 30, 2020 and consists primarily of disbursements for loan originations and the purchase of securities. For the six months ended June 30, 2019, net cash used by investing activities was $51.1 million. Net cash as a result of financing activities, consisting primarily of the activity in deposit accounts and FHLB advances and results from our strategy of managing growth and cash flows to preserve capital ratios and reduce expenses. Net cash provided by financing activities was $354.6 million and $73.9 million for the six months ended June 30, 2020 and 2019, respectively.

As of June 30, 2020, we have not experienced any signs of stress in our liquidity position as a result of the COVID-19 pandemic or otherwise. Management plans to continually monitor liquidity in future periods for signs of stress resulting from the COVID-19 pandemic.

The Company and the Bank are subject to various regulatory capital requirements. At June 30, 2020, the Company and the Bank exceeded all regulatory capital requirements and were considered “well capitalized” under regulatory guidelines. See Note 13 to our unaudited interim Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

At June 30, 2020, we had outstanding commitments to originate loans of $581.5 million and unadvanced funds on loans of $451.4 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2020 totaled $680.0 million. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may use FHLB advances, brokered deposits, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of June 30, 2020. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well-designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the quarter ended June 30, 2020, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any material pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. We are not involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations.

ITEM 1A. RISK FACTORS

This section supplements and updates certain of the information found under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 13, 2020 (“Annual Report”) and Part II. Item 1A “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “First Quarter 10-Q”), based on information currently known to us and recent developments since the date of the First Quarter 10-Q filing. The matters discussed below should be read in conjunction with the risks described in Part I. Item 1A. “Risk Factors” of our Annual Report and Part II. Item 1A “Risk Factors” or our First Quarter 10-Q. However, the risks and uncertainties that we face are not limited to those described below and those set forth in the Annual Report and First Quarter 10-Q. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities, particularly in light of the fast-changing nature of the COVID-19 pandemic, containment measures and the related impacts to economic and operating conditions.

The COVID-19 pandemic, and the measures taken to control its spread, will continue to adversely impact our employees, customers, business operations and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted.

The COVID-19 pandemic has impacted and is likely to continue to impact the national economy and the regional and local markets in which we operate, lower equity market valuations, create significant volatility and disruption in capital and debt markets, and increase unemployment levels. Our business operations may be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. We are subject to heightened cybersecurity, information security and operational risks as a result of work-from-home arrangements that we have put in place for our employees. Federal Reserve actions to combat the economic contraction caused by the COVID-19 pandemic, including the reduction of the target federal funds rate and quantitative easing programs, could, if prolonged, adversely affect our net interest income and margins, and our profitability. The continued closures of many businesses and the institution of social distancing, shelter in place and stay home orders in the states and communities we serve, have reduced business activity and financial transactions. While certain of these restrictions have been eased and workplaces in the communities we serve are beginning to reopen, the pace of reopening is measured and these government policies and directives are subject to change as the effects and spread of the COVID-19 pandemic continue to evolve. It is unclear whether any COVID-19 pandemic-related businesses losses that we or our customers may suffer will be recovered by existing insurance policies. Changes in customer behavior due to worsening business and economic conditions or legislative or regulatory initiatives may impact the demand for our products and services, which could adversely affect our revenue. The measures we have taken to aid our customers, including short-term loan payment deferments, may be insufficient to help our customers who have been negatively impacted by the economic fallout from the COVID-19 pandemic. Loans that are currently in deferral status may become nonperforming loans. Pandemic-related delays in our ability to execute appraisals of collateral securing impaired loans may add uncertainty about the adequacy of our allowance for credit losses. Because of adverse economic and market conditions, we may be required to increase our provision for loan losses expense, or recognize impairments on the securities we hold. While the COVID-19 pandemic negatively impacted our results of operations for the first half of 2020, the extent to which the COVID-19 pandemic will continue to impact our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic, as well as further actions we may take as may be required by government authorities or that we determine is in the best interests of our employees and customers. There is no certainty that such measures will be sufficient to mitigate the risks posed by the pandemic.

Our participation in the SBA’s PPP may expose us to reputational harm, increased litigation risk, as well as the risk that the SBA may not fund some or all of the guarantees associated with PPP loans.

As of June 30, 2020, we have originated 1,071 loans aggregating $152.6 million through the PPP. Lenders participating in the PPP have faced increased public scrutiny about their loan application process and procedures, and the nature and type of the borrowers receiving PPP loans. We depend on our reputation as a trusted and responsible financial services company to compete effectively in the communities that we serve, and any negative public or customer response to, or any litigation or claims that might arise out of, our participation in the PPP and any other legislative or regulatory initiatives and programs that may be enacted in response to the COVID-19 pandemic, could adversely impact our business. Other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP, and we may be subject to the same or similar litigation, in addition to litigation in connection with our processing of PPP loan forgiveness applications. In addition, if the SBA determines that there is a deficiency in the manner in which a PPP loan was originated, funded, or serviced by us, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)	Unregistered Sales of Equity Securities. None
b)	Use of Proceeds. None

c)	Repurchase of Equity Securities. None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed in the Exhibit Index are included in, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (and are numbered in accordance with Item 601 of Regulation S-K):

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2020 and 2019 (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and 2019, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2020 and 2019, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019, and (vi) the Notes to the unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)

*Filed herewith

**Furnished herewith

† Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HarborOne Bancorp, Inc.

Date: August 7, 2020	By:	/s/ James W. Blake
James W. Blake
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 7, 2020	By:	/s/ Linda H. Simmons
Linda H. Simmons
Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)