Form 10-Q
period 2020-09-30
HarborOne Bancorp, Inc.
filed 2020-11-06
CIK 1769617

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of October 28, 2020, there were 58,342,464 shares of the Registrant’s common stock, par value $0.01 per share, outstanding

HarborOne Bancorp, Inc.

Consolidated Balance Sheets (unaudited)

	September 30,	December 31,
(in thousands, except share data)	2020	2019

Assets
Cash and due from banks	$29,180	$24,464
Short-term investments	108,338	187,152
Total cash and cash equivalents	137,518	211,616

Securities available for sale, at fair value	280,308	239,473
Securities held to maturity, at amortized cost	—	26,372
Federal Home Loan Bank stock, at cost	11,631	17,121
Assets held for sale	—	8,536
Loans held for sale, at fair value	190,373	110,552
Loans	3,515,831	3,171,558
Less: Allowance for loan losses	(49,223)	(24,060)
Net loans	3,466,608	3,147,498
Accrued interest receivable	12,504	9,807
Other real estate owned and repossessed assets	898	719
Mortgage servicing rights, at fair value	20,159	17,150
Property and equipment, net	49,399	47,951
Retirement plan annuities	13,641	13,333
Bank-owned life insurance	87,400	85,735
Goodwill	69,802	69,802
Intangible assets	4,694	6,035
Other assets	83,384	47,221
Total assets	$4,428,319	$4,058,921

Liabilities and Stockholders' Equity
Deposits:
Demand deposit accounts	$650,336	$406,403
NOW accounts	202,020	165,877
Regular savings and club accounts	912,017	626,685
Money market deposit accounts	815,644	856,830
Term certificate accounts	785,871	887,078
Total deposits	3,365,888	2,942,873
Short-term borrowed funds	95,000	183,000
Long-term borrowed funds	141,106	171,132
Subordinated debt	34,002	33,907
Mortgagors' escrow accounts	7,979	6,053
Accrued interest payable	1,001	1,669
Other liabilities and accrued expenses	89,240	54,493
Total liabilities	3,734,216	3,393,127

Commitments and contingencies (Notes 9 and 10)

Common stock, $0.01 par value; 150,000,000 shares authorized; 58,480,543 shares issued; 58,342,464 and 58,418,021 shares outstanding at September 30, 2020 and December 31, 2019, respectively	584	584
Additional paid-in capital	463,531	460,232
Retained earnings	261,304	237,356
Treasury stock, at cost, 138,079 and 71,201 shares at September 30, 2020 and December 31, 2019, respectively	(1,333)	(721)
Accumulated other comprehensive income	1,776	1,480
Unearned compensation - ESOP	(31,759)	(33,137)
Total stockholders' equity	694,103	665,794
Total liabilities and stockholders' equity	$4,428,319	$4,058,921

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2020	2019	2020	2019

Interest and dividend income:
Interest and fees on loans	$34,496	$36,230	$102,491	$106,033
Interest on loans held for sale	1,060	747	2,625	1,647
Interest on taxable securities	1,312	1,450	4,446	4,816
Interest on non-taxable securities	5	92	103	423
Other interest and dividend income	175	1,211	1,173	2,142
Total interest and dividend income	37,048	39,730	110,838	115,061

Interest expense:
Interest on deposits	4,520	9,972	19,018	27,577
Interest on FHLB borrowings	835	1,249	2,933	5,203
Interest on subordinated debentures	524	524	1,571	1,553
Total interest expense	5,879	11,745	23,522	34,333

Net interest and dividend income	31,169	27,985	87,316	80,728
Provision for loan losses	13,454	889	27,207	3,496

Net interest and dividend income, after provision for loan losses	17,715	27,096	60,109	77,232

Noninterest income:
Mortgage banking income:
Gain on sale of mortgage loans	34,055	11,015	77,195	24,086
Changes in mortgage servicing rights fair value	(193)	(2,474)	(5,691)	(6,866)
Other	4,281	2,964	10,962	7,442
Total mortgage banking income	38,143	11,505	82,466	24,662
Deposit account fees	3,451	4,186	10,351	12,020
Income on retirement plan annuities	104	104	308	300
Gain on sale and call of securities, net	—	77	2,533	1,344
Bank-owned life insurance income	560	256	1,665	762
Other income	2,203	1,145	4,642	3,745
Total noninterest income	44,461	17,273	101,965	42,833

Noninterest expense:
Compensation and benefits	29,839	23,238	78,493	63,068
Occupancy and equipment	4,581	4,171	13,296	13,030
Data processing	2,119	2,196	6,576	6,441
Loan expenses	3,189	1,704	7,433	4,309
Marketing	817	799	2,750	2,934
Deposit expenses	475	405	1,435	1,189
Postage and printing	455	435	1,386	1,345
Professional fees	1,458	889	4,204	3,219
Foreclosed and repossessed assets	27	42	165	(34)
Deposit insurance	310	(225)	860	1,030
Other expenses	2,452	2,549	8,350	7,345
Total noninterest expense	45,722	36,203	124,948	103,876

Income before income taxes	16,454	8,166	37,126	16,189

Income tax provision	4,561	1,053	9,934	2,228

Net income	$11,893	$7,113	$27,192	$13,961

Earnings per common share (1):
Basic	$0.22	$0.13	$0.50	$0.25
Diluted	$0.22	$0.13	$0.50	$0.25
Weighted average shares outstanding (1):
Basic	54,465,339	55,638,734	54,436,090	56,855,930
Diluted	54,465,339	55,638,734	54,436,090	56,855,930

(1) Share amounts related to periods prior to the August 14, 2019 closing of the conversion offering have been restated to give retroactive recognition to the 1.795431 exchange ratio applied in the conversion offering (see Note 1).

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019

Net income	$11,893	$7,113	$27,192	$13,961
Other comprehensive income:

Unrealized gain/loss on cash flow hedge:
Unrealized holding gains (losses)	32	—	(1,581)	—
Reclassification adjustment for net losses (gains) included in net income	82	—	(67)	—
Net change in unrealized gains (losses) on derivatives in cash flow hedging instruments	114	—	(1,648)	—
Related tax effect	(32)	—	461	—
Net-of-tax amount	82	—	(1,187)	—

Unrealized gain/loss on securities available for sale:
Unrealized holding gains (losses)	(1,335)	609	4,212	6,780
Reclassification of unrealized gain on securities transferred to available for sale	—	—	522	—
Reclassification adjustment for net realized gains	—	(77)	(2,533)	(1,344)
Net unrealized gains (losses)	(1,335)	532	2,201	5,436
Related tax effect	132	(117)	(718)	(1,197)
Net-of-tax amount	(1,203)	415	1,483	4,239

Total other comprehensive income (loss)	(1,121)	415	296	4,239

Comprehensive income	$10,772	$7,528	$27,488	$18,200

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

						Accumulated
	Common Stock		Additional		Treasury	Other	Unearned	Total
	Outstanding		Paid-in	Retained	Stock,	Comprehensive	Compensation	Stockholders'
(in thousands, except share data)	Shares (1)	Amount	Capital	Earnings	at Cost	Income (Loss)	- ESOP	Equity

Balance at June 30, 2019	58,483,025	$327	$154,730	$225,936	$(1,548)	$1,466	$(9,793)	$371,118

Corporate Reorganization:
Conversion of HarborOne Bancorp, Inc. (net of costs of $6.3 million)	8,760	257	303,854	—	—	—	—	304,111
Purchase of 2,482,945 shares by the ESOP	—	—	—	—	—	—	(24,830)	(24,830)
Treasury stock retired	—	—	(1,548)	—	1,548	—	—	—
Contribution of HarborOne Bancorp Mutual Bancshares	—	—	99	—	—	—	—	99
Comprehensive income	—	—	—	7,113	—	415	—	7,528
ESOP shares committed to be released (78,588 shares)	—	—	158	—	—	—	785	943
Restricted stock awards granted, net of awards forfeited	9,000	—	—	—	—	—	—	—
Share-based compensation expense	—	—	1,306	—	—	—	—	1,306
Treasury stock purchased	(71,201)	—	—	—	(721)	—	—	(721)

Balance at September 30, 2019	58,429,584	$584	$458,599	$233,049	$(721)	$1,881	$(33,838)	$659,554

Balance at June 30, 2020	58,418,021	$584	$462,881	$251,032	$(721)	$2,897	$(32,218)	$684,455

Comprehensive income	—	—	—	11,893	—	(1,121)	—	10,772
Dividends declared of $0.03 per share	—	—	—	(1,621)	—	—	—	(1,621)
ESOP shares committed to be released (57,680 shares)	—	—	33	—	—	—	459	492
Restricted stock awards forfeited	(8,679)	—	—	—	—	—	—	—
Share-based compensation expense	—	—	617	—	—	—	—	617
Treasury stock purchased	(66,878)	—	—	—	(612)	—	—	(612)

Balance at September 30, 2020	58,342,464	$584	$463,531	$261,304	$(1,333)	$1,776	$(31,759)	$694,103

(1) Share amounts related to periods prior to the August 14, 2019 closing of the conversion offering have been restated to give retroactive recognition to the 1.795431 exchange ratio applied in the conversion offering (see Note 1).

(continued)

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements

HarborOne Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

						Accumulated
	Common Stock		Additional		Treasury	Other	Unearned	Total
	Outstanding		Paid-in	Retained	Stock,	Comprehensive	Compensation	Stockholders'
(in thousands, except share data)	Shares (1)	Amount	Capital	Earnings	at Cost	Income (Loss)	- ESOP	Equity

Balance at December 31, 2018	58,465,505	$327	$152,156	$219,088	$(1,548)	$(2,358)	$(10,091)	$357,574

Corporate Reorganization:
Conversion of HarborOne Bancorp, Inc. (net of costs of $6.3 million)	8,760	257	303,854	—	—	—	—	304,111
Purchase of 2,482,945 shares by the ESOP	—	—	—	—	—	—	(24,830)	(24,830)
Treasury stock retired	—	—	(1,548)	—	1,548	—	—	—
Contributions of HarborOne Bancorp Mutual Bancshares	—	—	99	—	—	—	—	99
Comprehensive income	—	—	—	13,961	—	4,239	—	18,200
ESOP shares committed to be released (108,268 shares)	—	—	370	—	—	—	1,083	1,453
Restricted stock awards granted, net of awards forfeited	26,520	—	—	—	—	—	—	—
Share-based compensation expense	—	—	3,668	—	—	—	—	3,668
Treasury stock purchased	(71,201)	—	—	—	(721)	—	—	(721)

Balance at September 30, 2019	58,429,584	$584	$458,599	$233,049	$(721)	$1,881	$(33,838)	$659,554

Balance at December 31, 2019	58,418,021	$584	$460,232	$237,356	$(721)	$1,480	$(33,137)	$665,794

Comprehensive income	—	—	—	27,192	—	296	—	27,488
Dividends declared of $0.06 per share	—	—	—	(3,244)	—	—	—	(3,244)
ESOP shares committed to be released (173,042 shares)	—	—	156	—	—	—	1,378	1,534
Restricted stock awards forfeited	(8,679)	—	—	—	—	—	—	—
Share-based compensation expense	—	—	3,143	—	—	—	—	3,143
Treasury stock purchased	(66,878)	—	—	—	(612)	—	—	(612)

Balance at September 30, 2020	58,342,464	$584	$463,531	$261,304	$(1,333)	$1,776	$(31,759)	$694,103

(1) Share amounts related to periods prior to the August 14, 2019 closing of the conversion offering have been restated to give retroactive recognition to the 1.795431 exchange ratio applied in the conversion offering (see Note 1).

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in thousands)	2020	2019

Cash flows from operating activities:
Net income	$27,192	$13,961
Adjustments to reconcile net income to net cash used by operating activities:
Provision for loan losses	27,207	3,496
Net amortization of securities premiums/discounts	1,371	196
Proceeds from sale of loans	1,715,878	716,894
Loans originated for sale	(1,712,957)	(751,540)
Net amortization of net deferred loan costs/fees and premiums	984	2,152
Depreciation and amortization of premises and equipment	2,997	3,296
Change in mortgage servicing rights fair value	5,691	6,866
Mortgage servicing rights capitalized	(8,700)	(716)
Accretion of fair value adjustment on loans and deposits, net	(2,848)	(1,800)
Amortization of other intangible assets	1,341	1,897
Amortization of subordinated debt issuance costs	95	76
Gain on sale and call of securities, net	(2,533)	(1,344)
Net gains on mortgage loan sales, including fair value adjustments	(82,741)	(25,368)
Bank-owned life insurance income	(1,665)	(762)
Income on retirement plan annuities	(308)	(300)
Disposal of asset held for sale	8,536	—
Net loss on disposal of premises and equipment	101	—
Net (gain) loss on sale and write-down of other real estate owned and repossessed assets	57	(94)
ESOP expense	1,534	1,453
Share-based compensation expense	3,143	3,668
Change in other assets	(39,116)	(21,260)
Change in other liabilities	29,187	1,492
Net cash used by operating activities	(25,554)	(47,737)

Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	69,870	38,786
Purchases	(153,747)	(55,369)
Sales	67,586	28,391
Activity in securities held to maturity:
Maturities, prepayment and calls	432	17,525
Sales	4,759	—
Net redemption of FHLB stock	5,490	11,503
Participation-in loan purchases	(21,994)	(28,931)
Loan originations, net of principal payments	(322,973)	(100,226)
Proceeds from sale of other real estate owned and repossessed assets	855	2,145
Additions to property and equipment	(4,546)	(3,248)
Cash received in MHC merger	—	99
Net cash used by investing activities	(354,268)	(89,325)

(continued)

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in thousands)	2020	2019

Cash flows from financing activities:
Net increase in deposits	422,436	238,708
Net change in short-term borrowed funds	(88,000)	(230,000)
Proceeds from other borrowed funds and subordinated debt	40,000	21,220
Repayment of other borrowed funds	(70,026)	(40,016)
Net change in mortgagors' escrow accounts	1,926	1,700
Purchase of shares by the ESOP	—	(24,830)
Treasury stock purchased	(612)	(721)
Net proceeds from sale of common stock	—	304,111
Net cash provided by financing activities	305,724	270,172

Net change in cash and cash equivalents	(74,098)	133,110

Cash and cash equivalents at beginning of period	211,616	105,521

Cash and cash equivalents at end of period	$137,518	$238,631

Supplemental cash flow information:
Interest paid on deposits	$19,282	$27,654
Interest paid on borrowed funds	5,146	7,531
Income taxes paid, net	13,040	2,341
Transfer of loans to other real estate owned and repossessed assets	1,093	1,680
Transfer of securities held to maturity to available for sale, fair value	22,051	—
Dividends declared	3,244	—

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

The unaudited interim Consolidated Financial Statements include the accounts of the Company; the Company’s subsidiaries, Legion Parkway Company LLC, a security corporation, HarborOne Bank (the “Bank”); and the Bank’s wholly-owned subsidiaries, which consist of HarborOne Mortgage, LLC (“HarborOne Mortgage”), a passive investment corporation, and two security corporations. The passive investment corporation maintains and manages certain assets of the Bank. The security corporations were established for the purpose of buying, holding and selling securities on their own behalf. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Congress, the President, and the Board of Governors of the Federal Reserve System (the “Federal Reserve”) have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), a $2 trillion legislative package, was signed into law at the end of March 2020. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The Federal Reserve also took actions to mitigate the economic impact of COVID-19, including cutting the federal funds rate 150 basis points, targeting a 0 to 25 basis points rate. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other legislative and regulatory relief efforts are expected to have a material impact on the Company’s operations.

The fiscal stimulus and relief programs have been an effective mitigant to credit losses in the near term; however, once these programs are discontinued the severity of potential losses is uncertain and depends on numerous factors and future developments. The Company could experience a material adverse effect on its business, financial condition, results of operations and cash flows. Effects may include:

●	Net interest income could be reduced. In accordance with regulatory guidance, the Company is actively working with borrowers impacted by the COVID-19 pandemic to defer payments. While interest will continue to be recognized in accordance with GAAP, should eventual credit losses on these deferments emerge, interest income would be negatively impacted. As of September 30, 2020, the Bank had 99 active payment deferrals on loans with a total principal balance of $100.0 million, primarily commercial real estate loans. Loans with a total principal balance of $253.3 million were out of the deferral period and paying the loan as agreed and

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

loans with a total principal balance of $5.8 million were out of the deferral period and delinquent more than 30 days.
●	The provision for loan losses could increase. Continued uncertainty regarding the severity and duration of the COVID-19 pandemic and related economic effects will continue to affect the accounting for loan losses. It also is possible that asset quality could worsen, and loan charge-offs increase. The Company participated in the U.S. Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) providing loans to small businesses negatively impacted by the COVID-19 pandemic. PPP loans are fully guaranteed by the U.S. government.
●	Noninterest income could be reduced. Uncertainty regarding the severity and duration of the COVID-19 pandemic could cause further volatility in the financial markets. The COVID-19 pandemic and the measures taken to control its spread may disrupt the mortgage loan origination process. Mortgage banking revenues are dependent on mortgage origination volume and are sensitive to interest rates and the condition of housing markets.
●	Valuation and fair value measurement challenges may occur. Management performed an interim impairment assessment on goodwill as a result of changes in the macroeconomic environment resulting from the COVID-19 pandemic. The results of the interim impairment assessment indicated that the remaining fair value exceeded the carrying value for both reporting units. The COVID-19 pandemic could cause further and sustained decline in the Company’s stock price or the occurrence of additional valuation triggering events that could result in an impairment charge to earnings.

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

Depositors Insurance Fund and Share Insurance Fund.

The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (the “FDIC”), and deposits in excess of the FDIC insurance limits are insured by the Depositors Insurance Fund, a private, industry-sponsored insurance fund that insures all deposits above FDIC limits for Massachusetts-chartered savings banks. Until March 17, 2020, the Bank’s deposits in excess of the FDIC insurance limits were insured by the Share Insurance Fund of the Co-operative Central Bank, which insured the excess deposits of Massachusetts-chartered co-operative banks. On March 17, 2020, the Share Insurance Fund merged into the Depositors Insurance Fund. In connection with the closing of the merger, and by operation of law, the Bank converted from a Massachusetts-chartered co-operative bank to a Massachusetts-chartered savings bank. None of the Bank’s products or services were discontinued or changed as a result of the Bank’s charter conversion.

Nature of Operations

The Company provides a variety of financial services to individuals and businesses through its 26 full-service branches in Massachusetts and Rhode Island, and a commercial lending office in each of Boston, Massachusetts and

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Providence, Rhode Island. HarborOne Mortgage maintains more than 30 offices in Massachusetts, Rhode Island, New Hampshire, Maine, New Jersey and Florida and originates loans in four additional states.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

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

Recent Accounting Pronouncements

As an “emerging growth company”, as defined in Title 1 of the Jumpstart Our Business Startups (“JOBS”) Act, the Company has elected to use the extended transition period to delay the adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. As of September 30, 2020, there is no significant difference in the comparability of the financial statements as a result of this extended transition period. The Company’s emerging growth company status is scheduled to end December 31, 2021 unless a triggering event occurs sooner.

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2020-04,  Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. These provisions apply to contract modifications that reference LIBOR or another reference rate expected to be discounted because of reference rate reform. Qualifying modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate and the modification would be considered “minor” so that any existing unamortized deferred loan origination fees and costs would carry forward and continue to be amortized. Qualifying modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. ASU 2020-04 also provides numerous optional expedients for hedge accounting.

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

In August 2017, FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. This guidance changes the recognition and presentation requirements of hedge accounting, including eliminating the requirement to separately measure and report hedge ineffectiveness and presenting all items that affect earnings in the same income statement line as the hedged item. This guidance also provides new alternatives for applying hedge accounting to additional hedging strategies, measuring the hedged item in fair value hedges of interest rate risk, reducing the complexity of applying hedge accounting by easing the requirements for effectiveness testing, hedge documentation and application of the critical terms match method, and reducing the risk of material error

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

corrections if a company applies the shortcut method inappropriately. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For non-public entities, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The adoption of this standard is not expected to have a material effect on the Company’s Consolidated Financial Statements.

In June 2016, FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), commonly referred to as “CECL,” which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. The ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. For public entities that are SEC filers, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. For non-public entities, this ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. With the passage of the CARES Act, the option to delay CECL was provided until the earlier of the national health emergency being declared over or December 31, 2020. The Company continues to evaluate the impact of this ASU on the consolidated financial statements and disclosures. The Company has formed a cross functional working group and selected a third-party vendor to assist with the application of this ASU. The working group has an implementation plan which includes assessment and documentation of processes, internal controls, data sources and model development and documentation. The Company will adopt the ASU December 31, 2021 effective January 1, 2021, upon the termination of its emerging growth company status.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

2.	SECURITIES

The amortized cost and fair value of securities with gross unrealized gains and losses is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)

September 30, 2020:
Securities available for sale
U.S. government and government-sponsored enterprise obligations	$10,003	$134	$—	$10,137
U.S. government agency and government-sponsored residential mortgage-backed securities	230,072	3,067	512	232,627
U.S. government-sponsored collateralized mortgage obligations	19,675	465	—	20,140
SBA asset-backed securities	16,458	946	—	17,404
Total securities available for sale	$276,208	$4,612	$512	$280,308

December 31, 2019:
Securities available for sale
U.S. government and government-sponsored enterprise obligations	$14,994	$210	$—	$15,204
U.S. government agency and government-sponsored residential mortgage-backed securities	163,982	1,456	265	165,173
U.S. government-sponsored collateralized mortgage obligations	26,137	243	7	26,373
SBA asset-backed securities	32,461	286	24	32,723
Total securities available for sale	$237,574	$2,195	$296	$239,473

Securities held to maturity
U.S. government agency and government-sponsored residential mortgage-backed securities	$12,682	$86	$6	$12,762
U.S. government-sponsored collateralized mortgage obligations	1,433	69	—	1,502
SBA asset-backed securities	5,308	124	—	5,432
Municipal bonds	6,949	282	—	7,231
Total securities held to maturity	$26,372	$561	$6	$26,927

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

Twenty-six mortgage-backed securities with a combined fair value of $48.9 million are pledged as collateral for interest rate swap agreements as of September 30, 2020 (see Note 10). Seven mortgage-backed securities with a combined fair value of $15.7 million were pledged as collateral for interest rate swap agreements as of December 31, 2019.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2020 is as follows:

	Available for Sale
	Amortized	Fair
	Cost	Value

	(in thousands)

After 1 year through 5 years	$5,000	$5,012
After 5 years through 10 years	5,003	5,125
Over 10 years	—	—
	10,003	10,137

U.S. government agency and government-sponsored residential mortgage-backed securities	230,072	232,627
U.S. government-sponsored collateralized mortgage obligations	19,675	20,140
SBA asset-backed securities	16,458	17,404

Total	$276,208	$280,308

SBA asset-backed securities are U.S. government-sponsored residential mortgage-backed securities, collateralized mortgage obligations and securities whose underlying assets are loans from the SBA and have stated maturities of 2 to 30 years; however, it is expected that such securities will have shorter actual lives due to prepayments. U.S. government and government-sponsored enterprise obligations are callable at the discretion of the issuer.  U.S. government and government-sponsored enterprise obligations with a total fair value of $10.1 million have final maturities ranging from 3 years to 8 years and call features ranging from 1 month to 1 year.

The following table shows proceeds and gross realized gains and losses related to the sales and calls of securities for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)

Sales
Proceeds	$—	$—	$72,333	$28,391
Gross gains	—	—	2,521	1,267
Gross losses	—	—	—	—

Calls
Proceeds	$2,000	$11,775	$8,635	$20,145
Gross gains	—	77	12	77
Gross losses	—	—	—	—

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Information pertaining to securities with gross unrealized losses at September 30, 2020 and December 31, 2019 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months		Twelve Months and Over
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

	(in thousands)

September 30, 2020:
Securities available for sale

U.S. government agency and government-sponsored residential mortgage-backed securities	$493	$81,377	$19	$3,721

December 31, 2019:
Securities available for sale

U.S. government agency and government-sponsored residential mortgage-backed securities	$147	$47,343	$118	$7,986
U.S. government-sponsored collateralized mortgage obligations	1	884	6	795
SBA asset-backed securities	24	3,964	—	—
	$172	$52,191	$124	$8,781

Securities held to maturity

U.S. government agency and government-sponsored residential mortgage-backed securities	$—	$—	$6	$2,538

Management evaluates securities for other-than-temporary impairment (“OTTI”) at each reporting period, and more frequently when economic or market concerns warrant such evaluation.

At September 30, 2020, 20 securities with an amortized cost of $85.6 million have unrealized losses with aggregate depreciation of 0.60% from the Company’s amortized cost basis.

The unrealized losses on the Company’s securities were primarily caused by changes in interest rates. All of these investments are guaranteed by government and government-sponsored enterprises. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the decline in fair value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be OTTI at September 30, 2020.

3.	LOANS HELD FOR SALE

The following table provides the fair value and contractual principal balance outstanding of loans held for sale accounted for under the fair value option:

	September 30,	December 31,
	2020	2019

	(in thousands)

Loans held for sale, fair value	$190,373	$110,552
Loans held for sale, contractual principal outstanding	181,746	107,472
Fair value less unpaid principal balance	$8,627	$3,080

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The Company has elected the fair value option for mortgage loans held for sale to better match changes in fair value of the loans with changes in the fair value of the forward sale commitment contracts used to economically hedge them. Changes in fair value of mortgage loans held for sale accounted for under the fair value option election amounted to an increase of $5.5 million in the nine months ended September 30, 2020 to $8.6 million, compared to an increase of $1.3 million in the nine months ended September 30, 2019. These amounts are offset in earnings by the changes in fair value of forward sale commitments. The changes in fair value are reported as a component of gain on sale of mortgage loans in the Unaudited Consolidated Statements of Income.

At September 30, 2020 and December 31, 2019, there were no loans held for sale that were greater than 90 days past due.

4.	LOANS

A summary of the balances of loans follows:

	September 30,	December 31,
	2020	2019

	(in thousands)

Residential real estate:
One- to four-family	$954,198	$937,305
Second mortgages and equity lines of credit	150,315	155,716
Residential real estate construction	26,422	14,055
	1,130,935	1,107,076

Commercial:
Commercial real estate	1,380,071	1,168,412
Commercial construction	211,953	153,907
Commercial and industrial	480,129	306,282
Total commercial loans	2,072,153	1,628,601

Consumer loans:
Auto	303,598	424,592
Personal	9,145	11,289
Total consumer loans	312,743	435,881

Total loans	3,515,831	3,171,558
Allowance for loan losses	(49,223)	(24,060)
Loans, net	$3,466,608	$3,147,498

The Company has transferred a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying unaudited interim Consolidated Balance Sheets. The Company and participating lenders share ratably in cash flows and any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At September 30, 2020 and December 31, 2019, the Company was servicing loans for participants aggregating $260.5 million and $195.2 million, respectively.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Acquired Loans

The loans purchased from Coastway Bancorp, Inc. included $5.4 million in purchased credit impaired (“PCI”) loans. PCI loans were primarily residential real estate loans. The following table provides certain information pertaining to PCI loans:

	September 30,	December 31,
	2020	2019

	(in thousands)

Outstanding balance	$4,354	$4,609
Carrying amount	$4,133	$4,378

The following table summarizes activity in the accretable yield for PCI loans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)

Balance at beginning of period	$145	$169	$149	$185
Additions	—	—	—	—
Accretion	(3)	(5)	(7)	(7)
Reclassification from nonaccretable difference	—	—	—	(14)
Balance at end of period	$142	$164	$142	$164

The following is the activity in the allowance for loan losses for the three and nine months ended September 30, 2020 and 2019:

	Residential	Commercial	Commercial	Commercial
	Real Estate	Real Estate	Construction	and Industrial	Consumer	Unallocated	Total

	(in thousands)

Balance at June 30, 2019	$3,100	$11,100	$2,927	$2,512	$1,063	$1,559	$22,261

Provision (credit) for loan losses	1	739	(366)	34	113	368	889
Charge-offs	—	—	—	(43)	(216)	—	(259)
Recoveries	74	1	—	—	78	—	153
Balance at September 30, 2019	$3,175	$11,840	$2,561	$2,503	$1,038	$1,927	$23,044

Balance at June 30, 2020	$5,857	$18,389	$3,215	$3,562	$2,204	$2,880	$36,107

Provision (credit) for loan losses	1,721	7,771	962	1,617	643	740	13,454
Charge-offs	—	(62)	—	(213)	(140)	—	(415)
Recoveries	22	—	—	—	55	—	77
Balance at September 30, 2020	$7,600	$26,098	$4,177	$4,966	$2,762	$3,620	$49,223

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

	Residential	Commercial	Commercial	Commercial
	Real Estate	Real Estate	Construction	and Industrial	Consumer	Unallocated	Total

	(in thousands)

Balance at December 31, 2018	$3,239	$10,059	$2,707	$2,286	$1,154	$1,210	$20,655

Provision (credit) for loan losses	(226)	1,775	(146)	1,035	341	717	3,496
Charge-offs	(136)	—	—	(833)	(660)	—	(1,629)
Recoveries	298	6	—	15	203	—	522
Balance at September 30, 2019	$3,175	$11,840	$2,561	$2,503	$1,038	$1,927	$23,044

Balance at December 31, 2019	$3,178	$12,875	$2,526	$2,977	$1,010	$1,494	$24,060

Provision (credit) for loan losses	4,270	14,458	1,651	2,560	2,142	2,126	27,207
Charge-offs	(52)	(1,236)	—	(790)	(519)	—	(2,597)
Recoveries	204	1	—	219	129	—	553
Balance at September 30, 2020	$7,600	$26,098	$4,177	$4,966	$2,762	$3,620	$49,223

Allocation of the allowance to loan segments at September 30, 2020 and December 31, 2019 follows:

	Residential	Commercial	Commercial	Commercial
	Real Estate	Real Estate	Construction	and Industrial	Consumer	Unallocated	Total

	(in thousands)

September 30, 2020:
Loans:
Impaired loans	$28,061	$4,943	$10,971	$10,089	$—		$54,064
Non-impaired loans	1,102,874	1,375,128	200,982	470,040	312,743		3,461,767
Total loans	$1,130,935	$1,380,071	$211,953	$480,129	$312,743		$3,515,831
Allowance for loan losses:
Impaired loans	$950	$—	$251	$611	$—	$—	$1,812
Non-impaired loans	6,650	26,098	3,926	4,355	2,762	3,620	47,411
Total allowance for loan losses	$7,600	$26,098	$4,177	$4,966	$2,762	$3,620	$49,223

December 31, 2019:
Loans:
Impaired loans	$27,275	$530	$11,244	$5,831	$—		$44,880
Non-impaired loans	1,079,801	1,167,882	142,663	300,451	435,881		3,126,678
Total loans	$1,107,076	$1,168,412	$153,907	$306,282	$435,881		$3,171,558
Allowance for loan losses:
Impaired loans	$985	$—	$—	$176	$—	$—	$1,161
Non-impaired loans	2,193	12,875	2,526	2,801	1,010	1,494	22,899
Total allowance for loan losses	$3,178	$12,875	$2,526	$2,977	$1,010	$1,494	$24,060

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following is a summary of past due and non-accrual loans at September 30, 2020 and December 31, 2019:

			90 Days
	30-59 Days	60-89 Days	or More	Total	Loans on
	Past Due	Past Due	Past Due	Past Due	Non-accrual

	(in thousands)

September 30, 2020
Residential real estate:
One- to four-family	$595	$2,114	$4,697	$7,406	$11,925
Second mortgages and equity lines of credit	660	24	297	981	951
Commercial real estate	—	3,183	4,943	8,126	4,943
Commercial construction	—	—	10,939	10,939	10,939
Commercial and industrial	1,725	4,643	1,564	7,932	10,078
Consumer:
Auto	819	380	923	2,122	1,150
Personal	31	49	2	82	41
Total	$3,830	$10,393	$23,365	$37,588	$40,027

December 31, 2019
Residential real estate:
One- to four-family	$9,364	$5,622	$5,668	$20,654	$10,610
Second mortgages and equity lines of credit	418	77	760	1,255	1,561
Commercial real estate	261	4,730	191	5,182	530
Commercial construction	—	—	1,960	1,960	11,244
Commercial and industrial	2,000	722	3,133	5,855	5,831
Consumer:
Auto	3,180	456	457	4,093	529
Personal	69	16	13	98	16
Total	$15,292	$11,623	$12,182	$39,097	$30,321

At September 30, 2020 and December 31, 2019, there were no loans past due 90 days or more and still accruing.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following information pertains to impaired loans:

	September 30, 2020			December 31, 2019
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance

	(in thousands)

Impaired loans without a specific reserve:
Residential real estate	$14,101	$15,322	$—	$11,610	$12,140	$—
Commercial real estate	4,943	6,194	—	530	530	—
Commercial construction	—	—	—	11,244	11,244	—
Commercial and industrial	4,019	5,999	—	5,505	6,901	—
Total	23,063	27,515	—	28,889	30,815	—

Impaired loans with a specific reserve:
Residential real estate	13,960	14,308	950	15,665	16,218	985
Commercial construction	10,971	11,244	251	—	—	—
Commercial and industrial	6,070	6,287	611	326	326	176
Total	31,001	31,839	1,812	15,991	16,544	1,161

Total impaired loans	$54,064	$59,354	$1,812	$44,880	$47,359	$1,161

	Three Months Ended September 30,
	2020			2019
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis

	(in thousands)

Residential real estate	$26,542	$272	$270	$29,375	$451	$367
Commercial real estate	4,287	—	—	—	—	—
Commercial construction	10,971	—	—	5,622	—	—
Commercial and industrial	10,334	9	9	5,467	21	21
Total	$52,134	$281	$279	$40,464	$472	$388

	Nine Months Ended September 30,
	2020			2019
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis

	(in thousands)

Residential real estate	$26,454	$847	$788	$30,316	$1,399	$1,125
Commercial real estate	3,202	1	1	671	—	—
Commercial construction	11,039	—	—	3,748	—	—
Commercial and industrial	7,863	16	16	5,497	44	44
Total	$48,558	$864	$805	$40,232	$1,443	$1,169

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Interest income recognized and interest income recognized on a cash basis in the tables above represent interest income for the three and nine months ended September 30, 2020 and 2019, not for the time period designated as impaired. No additional funds are committed to be advanced in connection with impaired loans.

There were no material TDR loan modifications for the three months ended September 30, 2020 and 2019.

The recorded investment in TDRs was $17.0 million and $20.0 million at September 30, 2020 and December 31, 2019, respectively. Commercial TDRs totaled $2.5 million and $3.0 million at September 30, 2020 and December 31, 2019, respectively. The remainder of the TDRs outstanding at the end of these periods were residential loans. Non-accrual TDRs totaled $3.9 million and $5.0 million at September 30, 2020 and December 31, 2019, respectively. Of these loans, $2.5 million and $3.0 million were non-accrual commercial TDRs at September 30, 2020 and December 31, 2019, respectively.

All TDR loans are considered impaired and management performs a discounted cash flow calculation to determine the amount of impairment reserve required on each loan. TDR loans which subsequently default are reviewed to determine if the loan should be deemed collateral dependent. In either case, any reserve required is recorded as part of the allowance for loan losses.

During the three and nine months ended September 30, 2020 and 2019, there were no payment defaults on TDRs.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents the Company’s loans by risk rating at September 30, 2020 and December 31, 2019:

	September 30, 2020			December 31, 2019
	Commercial	Commercial	Commercial	Commercial	Commercial	Commercial
	Real Estate	Construction	and Industrial	Real Estate	Construction	and Industrial

	(in thousands)

Loans rated 1 - 6	$1,352,794	$201,014	$466,254	$1,163,343	$127,962	$294,507
Loans rated 7	23,646	—	3,519	4,539	14,701	6,117
Loans rated 8	524	10,939	8,342	530	11,244	3,223
Loans rated 9	3,107	—	2,014	—	—	2,435
Loans rated 10	—	—	—	—	—	—
	$1,380,071	$211,953	$480,129	$1,168,412	$153,907	$306,282

5.	MORTGAGE LOAN SERVICING

The Company sells residential mortgages to government-sponsored entities and other parties. The Company retains no beneficial interests in these loans, but may retain the servicing rights of the loans sold. Mortgage loans serviced for others are not included in the accompanying unaudited interim Consolidated Balance Sheets. The risks inherent in mortgage servicing rights (“MSRs”) relate primarily to changes in prepayments that primarily result from shifts in mortgage interest rates. The unpaid principal balance of mortgage loans serviced for others was $2.65 billion and $1.83 billion as of September 30, 2020 and December 31, 2019, respectively.

The Company accounts for MSRs at fair value. The Company obtains valuations from independent third parties to determine the fair value of MSRs. Key assumptions used in the estimation of fair value include prepayment speeds, discount rates, default rates, cost to service, and contractual servicing fees. At September 30, 2020 and December 31, 2019, the following weighted average assumptions were used in the calculation of fair value of MSRs:

	September 30,	December 31,
	2020	2019
Prepayment speed	15.90%	12.43%
Discount rate	9.26	9.34
Default rate	2.51	2.61

The following summarizes changes to MSRs for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)

Balance, beginning of period	$16,127	$18,156	$17,150	$22,217
Additions	4,225	385	8,700	716
Changes in fair value due to:
Reductions from loans paid off during the period	(1,083)	(585)	(2,773)	(1,363)
Changes in valuation inputs or assumptions	890	(1,889)	(2,918)	(5,503)
Balance, end of period	$20,159	$16,067	$20,159	$16,067

Contractually specified servicing fees included in other mortgage banking income amounted to $1.6 million and $4.2 million for the three and nine months ended September 30, 2020, respectively, and $1.3 million and $4.1 million for the three and nine months ended September 30, 2019, respectively.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

6.	GOODWILL

As of September 30, 2020, the Company had $69.8 million in goodwill, of which $59.0 million was allocated to the Bank reporting unit and $10.8 million was allocated to the HarborOne Mortgage reporting unit. The Company typically performs its goodwill impairment test during the fourth quarter of the year, unless certain indicators suggest earlier testing to be warranted. The Company determined that an interim impairment test was warranted due to the operational disruption and uncertainty associated with the COVID-19 pandemic. Accordingly, the Company performed impairment tests as of June 30, 2020 and determined that there was no impairment to the goodwill of either reporting unit, as the fair value of each reporting unit was in excess of its carrying value. Other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company also considered the impact of the COVID-19 pandemic as it pertains to these intangible assets, and determined that there was no indication of impairment related to other intangible assets as of June 30, 2020. The Company determined that there was no triggering event that warranted an interim impairment test at September 30, 2020.

7.	DEPOSITS

A summary of deposit balances, by type, is as follows:

	September 30,	December 31,
	2020	2019

	(in thousands)

NOW and demand deposit accounts	$852,356	$572,280
Regular savings and club accounts	912,017	626,685
Money market deposit accounts	815,644	856,830
Total non-certificate accounts	2,580,017	2,055,795

Term certificate accounts greater than $250,000	142,266	169,595
Term certificate accounts less than or equal to $250,000	526,614	636,343
Brokered deposits	116,991	81,140
Total certificate accounts	785,871	887,078
Total deposits	$3,365,888	$2,942,873

The Company has established a relationship to participate in a reciprocal deposit program with other financial institutions. The reciprocal deposit program provides access to FDIC-insured deposit products in aggregate amounts exceeding the current limits for depositors. At September 30, 2020 and December 31, 2019, total reciprocal deposits were $107.8 million and $277.9 million, respectively, consisting primarily of money market accounts.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

A summary of certificate accounts by maturity at September 30, 2020 is as follows:

		Weighted
		Average
	Amount	Rate

	(dollars in thousands)

Within 1 year	$720,786	1.25%
Over 1 year to 2 years	45,648	1.78
Over 2 years to 3 years	13,174	1.96
Over 3 years to 4 years	5,737	1.16
Over 4 years to 5 years	1,326	0.97
Total certificate deposits	786,671	1.29%
Less unaccreted acquisition discount	(800)
Total certificate deposits, net	$785,871

8.BORROWED FUNDS

Borrowed funds at September 30, 2020 and December 31, 2019 consist of Federal Home Loan Bank (“FHLB”) advances. Short-term advances were $95.0 million with a weighted average rate of 0.43% at September 30, 2020. Short-term advances were $183.0 million with a weighted average rate of 1.80% at December 31, 2019. Long-term advances are summarized by maturity date below.

	September 30, 2020			December 31, 2019
	Amount by		Weighted	Amount by		Weighted
	Scheduled	Amount by	Average	Scheduled	Amount by	Average
	Maturity*	Call Date (1)	Rate (2)	Maturity*	Call Date (1)	Rate (2)

	(dollars in thousands)

Year ending December 31:
2020	$27,000	$107,000	3.01%	$87,000	137,000	2.25%
2021	41,750	21,750	2.47	41,750	21,750	2.47
2022	—	—	—	10,000	—	1.73
2023	20,191	191	3.48	20,195	195	2.43
2024	10,000	10,000	1.68	10,000	10,000	1.68
2025 and thereafter	42,165	2,165	1.34	2,187	2,187	1.10
	$141,106	$141,106	2.32%	$171,132	$171,132	2.16%

* Includes an amortizing advance requiring monthly principal and interest payments.

(1) Callable FHLB advances are shown in the respective periods assuming that the callable debt is redeemed at the call date, while all other advances are shown in the periods corresponding to their scheduled maturity date.

(2) Weighted average rates are based on scheduled maturity dates.

The FHLB advances are secured by a blanket security agreement which requires the Bank to maintain certain qualifying assets as collateral, principally residential mortgage loans and certain multi-family and commercial real estate loans held in the Bank’s portfolio. The carrying value of the loans pledged as collateral for these borrowings totaled $1.3 billion at September 30, 2020 and $1.06 billion at December 31, 2019. As of September 30, 2020, the Company had $660.7 million of available borrowing capacity with the FHLB.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The Company also has additional borrowing capacity under a $25.0 million unsecured federal funds line with a correspondent bank and a secured line of credit with the Federal Reserve Bank of Boston secured by 59% of the carrying value of indirect auto and commercial loans with principal balances amounting to $74.9 million and $46.9 million at September 30, 2020 and December 31, 2019, respectively. No amounts were outstanding under either line at September 30, 2020 or December 31, 2019.

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

The following off-balance sheet financial instruments were outstanding at September 30, 2020 and December 31, 2019. The contract amounts represent credit risk.

	September 30,	December 31,
	2020	2019

	(in thousands)

Commitments to grant residential real estate loans-HarborOne Mortgage	$623,593	$24,752
Commitments to grant other loans	103,213	74,114
Unadvanced funds on home equity lines of credit	173,775	157,867
Unadvanced funds on revolving lines of credit	167,971	147,047
Unadvanced funds on construction loans	131,797	112,158

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

In the second quarter the Company executed an interest swap agreement designated as a cash flow hedge. As of September 30, 2020, the Company had one interest rate swap agreement with a notional amount of $100.0 million that was designated as a cash flow hedge of certain short-term debt. The interest rate swap agreement has an average maturity of 4.5 years, the current weighted average fixed rate paid is 0.67%, the weighted average 3-month LIBOR swap receive rate is 0.35%, and the fair value is $1.6 million. The Company expects approximately $462,000 related to the cash flow hedge to be reclassified to interest expense, from other comprehensive income, in the next twelve months.

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

With a “mandatory delivery” contract, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price on or before a specified date. If the Company fails to deliver the number of mortgages necessary to fulfill the commitment by the specified date, it is obligated to pay a “pair-off” fee, based on then-current market prices, to the investor to compensate the investor for the shortfall.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Interest Rate Swaps

The Company enters into interest rate swap agreements that are transacted to meet the financing needs of its commercial customers. Offsetting interest rate swap agreements are simultaneously transacted with a third-party financial institution to effectively eliminate the Company’s interest rate risk associated with the customer swaps. The primary risks associated with these transactions arise from exposure to the ability of the counterparties to meet the terms of the contract. Mortgage-backed securities with a fair value of $48.9 million are pledged to secure the Company’s liability for the offsetting interest rate swaps (see Note 2). The interest rate swap notional amount is the aggregate notional amount of the customer swap and the offsetting third-party swap.

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

Although the Company has determined that the majority of the inputs used to value its interest rate swaps and risk participation agreements fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with interest rate contracts and risk participation agreements utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2020 and December 31, 2019, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has classified its derivative valuations in their entirety as Level 2.

The following tables presents the outstanding notional balances and fair values of outstanding derivative instruments:

		Assets		Liabilities
		Balance		Balance
	Notional	Sheet	Fair	Sheet	Fair
	Amount	Location	Value	Location	Value

	(in thousands)

September 30, 2020:
Derivatives designated as Hedging Instruments
Interest rate swaps	$100,000	—	$—	Other liabilities	$1,648
Derivatives not designated as Hedging Instruments
Derivative loan commitments	$623,593	Other assets	$15,554	Other liabilities	$77
Forward loan sale commitments	457,500	Other assets	193	Other liabilities	1,400
Interest rate swaps	869,700	Other assets	44,636	Other liabilities	44,636
Risk participation agreements	132,684	Other assets	—	Other liabilities	—
Total			$60,383		$47,761

December 31, 2019:
Derivatives designated as Hedging Instruments
Interest rate swaps	$—	—	$—	—	$—
Derivatives not designated as Hedging Instruments
Derivative loan commitments	$100,938	Other assets	$1,385	Other liabilities	$174
Forward loan sale commitments	88,000	Other assets	26	Other liabilities	158
Interest rate swaps	725,332	Other assets	15,092	Other liabilities	15,092
Risk participation agreements	134,346	Other assets	—	Other liabilities	—
Total			$16,503		$15,424

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents the recorded net gains and losses pertaining to the Company’s derivative instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)
Derivatives designated as hedging instruments
Gain (loss) in OCI on derivatives (effective portion), net of tax	$82	$—	$(1,187)	$—
(Loss) gain reclassified from OCI into interest income or interest expense (effective portion)	$(82)	$—	$67	$—

Derivatives not designated as hedging instruments
Changes in fair value of derivative loan commitments
Mortgage banking income	$4,738	$421	$14,266	$1,435
Changes in fair value of forward loan sale commitments
Mortgage banking income	755	782	(1,075)	449
Changes in fair value of interest rate swaps
Other income	—	—	—	—
Total	$5,493	$1,203	$13,191	$1,884

11.	STOCK-BASED COMPENSATION

Under the HarborOne Bancorp, Inc. 2017 Stock Option and Incentive Plan (the “Equity Plan”), adopted on August 9, 2017, the Company may grant options, stock appreciation rights, restricted stock, restricted units, unrestricted stock awards, cash-based awards, performance share awards, and dividend equivalent rights to its directors, officers and employees. Shareholders’ approved the HarborOne Bancorp, Inc. 2020 Equity Incentive Plan on September 29, 2020. No awards had been granted under the new plan as of September 30, 2020.

Expense related to awards granted to employees is recognized as compensation expense, and expense related to awards granted to directors is recognized as directors’ fees within noninterest expense. Total expense for the Equity Plan was $617,000 and $3.1 million for the three and nine months ended September 30, 2020, respectively, and $1.3 million and $3.7 million for the three and nine months ended 2019, respectively.

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

During the nine months ended September 30, 2020, the Company made no awards of nonqualified options to purchase shares of common stock.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

A summary of the status of the Company’s stock option grants for the nine months ended September 30, 2020, is presented in the table below:

	Outstanding				Nonvested
			Weighted
			Average			Weighted
		Weighted	Remaining	Aggregate		Average
	Stock Option	Average	Contractual	Intrinsic	Stock Option	Grant Date
	Awards	Exercise Price	Term (years)	Value	Awards	Fair Value

Balance at January 1, 2020	2,169,243	$9.87			1,196,545	$2.66
Granted	—	—			—	—
Vested	—	—			(609,968)	2.72
Forfeited	(20,948)	10.23			(20,948)	2.82
Expired	—	—			—	—
Balance at September 30, 2020	2,148,295	$9.87	7.33	$—	565,629	$2.59
Exercisable at September 30, 2020	1,582,663	$10.07	6.96	$—
Unrecognized cost inclusive of directors' awards	$991,000
Weighted average remaining recognition period (years)	1.37

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

The following table presents the activity in non-vested stock awards under the Equity Plan for the nine months ended September 30, 2020:

	Restricted	Weighted Average
	Stock Awards	Grant Price

Non-vested stock awards at January 1, 2020	333,765	$10.20
Vested	(293,688)	10.22
Granted	—	—
Forfeited	(8,679)	10.23
Non-vested stock awards at September 30, 2020	31,398	$10.00
Unrecognized cost inclusive of directors' awards	$256,000
Weighted average remaining recognition period (years)	1.62

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

At September 30, 2020, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The capital levels of both the Company and the Bank at September 30, 2020 also exceeded the minimum capital requirements, including the currently applicable capital conservation buffer of 2.5%.

The Company’s and the Bank’s actual regulatory capital ratios as of September 30, 2020 and December 31, 2019 are presented in the table below.

					Minimum Required to be
					Considered "Well Capitalized"
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)

HarborOne Bancorp, Inc.
September 30, 2020
Common equity Tier 1 capital to risk-weighted assets	$619,098	17.6%	$157,971	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	619,098	17.6	210,627	6.0	N/A	N/A
Total capital to risk-weighted assets	698,045	19.9	280,837	8.0	N/A	N/A
Tier 1 capital to average assets	619,098	14.5	171,035	4.0	N/A	N/A

December 31, 2019
Common equity Tier 1 capital to risk-weighted assets	$590,122	18.7%	$142,048	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	590,122	18.7	189,397	6.0	N/A	N/A
Total capital to risk-weighted assets	649,182	20.6	252,529	8.0	N/A	N/A
Tier 1 capital to average assets	590,122	15.3	154,659	4.0	N/A	N/A

HarborOne Bank
September 30, 2020
Common equity Tier 1 capital to risk-weighted assets	$486,565	13.9%	$157,958	4.5%	$228,162	6.5%
Tier 1 capital to risk-weighted assets	486,565	13.9	210,611	6.0	280,815	8.0
Total capital to risk-weighted assets	530,508	15.1	280,815	8.0	351,018	10.0
Tier 1 capital to average assets	486,565	11.4	170,933	4.0	213,666	5.0

December 31, 2019
Common equity Tier 1 capital to risk-weighted assets	$453,707	14.4%	$142,053	4.5%	$205,188	6.5%
Tier 1 capital to risk-weighted assets	453,707	14.4	189,404	6.0	252,539	8.0
Total capital to risk-weighted assets	477,767	15.1	252,539	8.0	315,674	10.0
Tier 1 capital to average assets	453,707	12.2	149,272	4.0	186,591	5.0

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

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	September 30,	December 31,
	2020	2019

	(in thousands)

Cash flow hedge:
Net unrealized loss	$(1,648)	$—
Related tax effect	461	—
Total accumulated other comprehensive loss	$(1,187)	$—

Securities available for sale:
Net unrealized gain	$4,100	$1,899
Related tax effect	(1,137)	(419)
Total accumulated other comprehensive income	$2,963	$1,480

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following tables present changes in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020			2019

	Available	Cash		Available
	for Sale	Flow		for Sale
	Securities	Hedge	Total	Securities

	(in thousands)

Balance at beginning of period	$4,166	$(1,269)	$2,897	$1,466

Other comprehensive income (loss) before reclassifications	(1,335)	32	(1,303)	609
Amounts reclassified from accumulated other comprehensive income (loss)	—	82	82	(77)
Net current period other comprehensive income (loss)	(1,335)	114	(1,221)	532
Related tax effect	132	(32)	100	(117)
Balance at end of period	$2,963	$(1,187)	$1,776	$1,881

	Nine Months Ended September 30,
	2020			2019

	Available	Cash		Available
	for Sale	Flow		for Sale
	Securities	Hedge	Total	Securities

	(in thousands)

Balance at beginning of period	$1,480	$—	$1,480	$(2,358)

Other comprehensive income (loss) before reclassifications	4,212	(1,581)	2,631	6,780
Amounts reclassified to accumulated other comprehensive income for transfer of securities to available for sale	522	—	522	(1,344)
Amounts reclassified from accumulated other comprehensive income (loss)	(2,533)	(67)	(2,600)	—
Net current period other comprehensive income (loss)	2,201	(1,648)	553	5,436
Related tax effect	(718)	461	(257)	(1,197)
Balance at end of period	$2,963	$(1,187)	$1,776	$1,881

14.	FAIR VALUE OF ASSETS AND LIABILITIES

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

Forward loan sale commitments and derivative loan commitments - Forward loan sale commitments and derivative loan commitments are based on fair values of the underlying mortgage loans and the probability of such commitments being exercised. The assumptions for pull-through rates are derived from internal data and adjusted using management judgment. Derivative loan commitments include the value of servicing rights and non-refundable costs of originating the loan based on the Company’s internal cost analysis that is not observable. The weighted average pull-through rate for derivative loan commitments was approximately 73% and 85% at September 30, 2020 and December 31, 2019, respectively.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

				Total
	Level 1	Level 2	Level 3	Fair Value

	(in thousands)

September 30, 2020
Assets

Securities available for sale	$—	$280,308	$—	$280,308
Loans held for sale	—	190,373	—	190,373
Mortgage servicing rights	—	20,159	—	20,159
Derivative loan commitments	—	—	15,554	15,554
Forward loan sale commitments	—	—	193	193
Interest rate swaps	—	44,636	—	44,636
	$—	$535,476	$15,747	$551,223
Liabilities

Derivative loan commitments	$—	$—	$77	$77
Forward loan sale commitments	—	—	1,400	1,400
Interest rate management agreements	—	1,648	—	1,648
Interest rate swaps	—	44,636	—	44,636
	$—	$46,284	$1,477	$47,761

December 31, 2019
Assets

Securities available for sale	$—	$239,473	$—	$239,473
Loans held for sale	—	110,552	—	110,552
Mortgage servicing rights	—	17,150	—	17,150
Derivative loan commitments	—	—	1,385	1,385
Forward loan sale commitments	—	—	26	26
Interest rate swaps	—	15,092	—	15,092
	$—	$382,267	$1,411	$383,678
Liabilities

Derivative loan commitments	$—	$—	$174	$174
Forward loan sale commitments	—	—	158	158
Interest rate swaps	—	15,092	—	15,092
	$—	$15,092	$332	$15,424

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The table below presents, for the three and nine months ended September 30, 2020 and 2019, the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)

Assets: Derivative and Forward Loan Sale Commitments:

Balance at beginning of period	$10,844	$2,494	$1,411	$1,261

Total gains included in net income (1)	4,903	468	14,336	1,701
Balance at end of period	$15,747	$2,962	$15,747	$2,962

Changes in unrealized gains relating to instruments at period end	$15,747	$2,962	$15,747	$2,962

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)

Liabilities: Derivative and Forward Loan Sale Commitments:

Balance at beginning of period	$(2,067)	$(1,182)	$(332)	$(630)

Total gains (losses) included in net income (1)	590	736	(1,145)	184
Balance at end of period	$(1,477)	$(446)	$(1,477)	$(446)

Changes in unrealized losses relating to instruments at period end	$(1,477)	$(446)	$(1,477)	$(446)

(1) Included in mortgage banking income on the Consolidated Statements of Net Income.

Assets Measured at Fair Value on a Non-recurring Basis

The Company may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There were no liabilities measured at fair value on a non-recurring basis at September 30, 2020 and December 31, 2019. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets.

	September 30, 2020			December 31, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

	(in thousands)

Asset held for sale	$—	$—	$—	$—	$—	$8,536
Impaired loans:
Residential	—	—	4,246	—	—	2,272
Commercial	—	—	20,476	—	—	1,606
Other real estate owned and repossessed assets	—	—	898	—	—	719
	$—	$—	$25,620	$—	$—	$13,133

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Losses in the following table represent the amount of the fair value adjustments recorded during the period on the carrying value of the assets held at September 30, 2020 and December 31, 2019, respectively. Losses on fully charged off loans are not included in the table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)

Impaired loans
Residential	$103	$26	$369	$58
Commercial	644	181	2,654	193
Other real estate owned and repossessed assets	2	21	58	88
	$749	$228	$3,081	$339

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

	September 30, 2020
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total

	(in thousands)

Financial assets:
Cash and cash equivalents	$137,518	$137,518	$—	$—	$137,518
Securities available for sale	280,308	—	280,308	—	280,308
Federal Home Loan Bank stock	11,631	N/A	N/A	N/A	N/A
Loans held for sale	190,373	—	190,373	—	190,373
Loans, net	3,466,608	—	—	3,509,251	3,509,251
Retirement plan annuities	13,641	—	—	13,641	13,641
Accrued interest receivable	12,504	—	12,504	—	12,504

Financial liabilities:
Deposits	3,365,888	—	—	3,369,131	3,369,131
Borrowed funds	236,106	—	239,842	—	239,842
Subordinated debt	34,002	—	—	35,291	35,291
Mortgagors' escrow accounts	7,979	—	—	7,979	7,979
Accrued interest payable	1,001	—	1,001	—	1,001

Derivative loan commitments:
Assets	15,554	—	—	15,554	15,554
Liabilities	77	—	—	77	77

Interest rate management agreements:
Liabilities	1,648	—	—	—	—

Interest rate swap agreements:
Assets	44,636	—	44,636	—	44,636
Liabilities	44,636	—	44,636	—	44,636

Forward loan sale commitments:
Assets	193	—	—	193	193
Liabilities	1,400	—	—	1,400	1,400

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

	December 31, 2019
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total

	(in thousands)

Financial assets:
Cash and cash equivalents	$211,616	$211,616	$—	$—	$211,616
Securities available for sale	239,473	—	239,473	—	239,473
Securities held to maturity	26,372	—	26,927	—	26,927
Federal Home Loan Bank stock	17,121	N/A	N/A	N/A	N/A
Loans held for sale	110,552	—	110,552	—	110,552
Loans, net	3,147,498	—	—	3,176,442	3,176,442
Retirement plan annuities	13,333	—	—	13,333	13,333
Accrued interest receivable	9,807	—	9,807	—	9,807

Financial liabilities:
Deposits	2,942,873	—	—	2,943,899	2,943,899
Borrowed funds	354,132	—	354,881	—	354,881
Subordinated debt	33,907	—	—	34,619	34,619
Mortgagors' escrow accounts	6,053	—	—	6,053	6,053
Accrued interest payable	1,669	—	1,669	—	1,669

Derivative loan commitments:
Assets	1,385	—	—	1,385	1,385
Liabilities	174	—	—	174	174

Interest rate swap agreements:
Assets	15,092	—	15,092	—	15,092
Liabilities	15,092	—	15,092	—	15,092

Forward loan sale commitments:
Assets	26	—	—	26	26
Liabilities	158	—	—	158	158

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

15.	EARNINGS PER SHARE (“EPS”)

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

	Three Months Ended September 30,
	2020	2019

Net income applicable to common stock (in thousands)	$11,893	$7,113

Average number of common shares outstanding	58,375,742	58,453,259
Less: Average unallocated ESOP shares	(3,910,403)	(2,814,525)
Average number of common shares outstanding used to calculate basic earnings per common share	54,465,339	55,638,734
Common stock equivalents	—	—
Average number of common shares outstanding used to calculate diluted earnings per common share	54,465,339	55,638,734

Earnings per common share:
Basic	$0.22	$0.13
Diluted	$0.22	$0.13

	Nine Months Ended September 30,
	2020	2019

Net income available to common stockholders (in thousands)	$27,192	$13,961

Average number of common shares outstanding	58,403,825	58,461,953
Less: Average unallocated ESOP shares	(3,967,735)	(1,606,023)
Weighted average number of common shares outstanding used to calculate basic earnings per common share	54,436,090	56,855,930
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	54,436,090	56,855,930

Earnings per common share:
Basic	$0.50	$0.25
Diluted	$0.50	$0.25

Share amounts related to periods prior to the August 14, 2019 closing of the conversion offering have been restated to give retroactive recognition to the 1.795431 exchange ratio applied in the conversion offering.

Stock options for 2,148,295 and 2,240,307 shares of common stock for the three and nine months ended September 30, 2020 and 2019, respectively, were not considered in computing diluted earnings per share because they were antidilutive.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Information about the reportable segments and reconciliation to the unaudited interim Consolidated Financial Statements at September 30, 2020 and 2019 and for the three and nine months then ended is presented in the tables below.

	Three Months Ended September 30, 2020
	HarborOne	HarborOne	HarborOne
	Bank	Mortgage	Bancorp, Inc.	Eliminations	Consolidated

	(in thousands)

Net interest and dividend income (expense)	$30,599	$1,000	$(430)	$—	$31,169
Provision for loan losses	13,454	—	—	—	13,454
Net interest and dividend income (loss), after provision for loan losses	17,145	1,000	(430)	—	17,715
Mortgage banking income:
Gain on sale of mortgage loans	—	34,055	—	—	34,055
Intersegment gain (loss)	(645)	645	—	—	—
Changes in mortgage servicing rights fair value	(354)	161	—	—	(193)
Other	334	3,947	—	—	4,281
Total mortgage banking income (loss)	(665)	38,808	—	—	38,143
Other noninterest income (loss)	6,326	(8)	—	—	6,318
Total noninterest income	5,661	38,800	—	—	44,461
Noninterest expense	26,300	19,156	266	—	45,722
Income (loss) before income taxes	(3,494)	20,644	(696)	—	16,454
Provision (benefit) for income taxes	571	4,550	(560)	—	4,561
Net income (loss)	$(4,065)	$16,094	$(136)	$—	$11,893

	Nine Months Ended September 30, 2020
	HarborOne	HarborOne	HarborOne
	Bank	Mortgage	Bancorp, Inc.	Eliminations	Consolidated

	(in thousands)

Net interest and dividend income (expense)	$86,248	$2,020	$(952)	$—	$87,316
Provision for loan losses	27,207	—	—	—	27,207
Net interest and dividend income (loss), after provision for loan losses	59,041	2,020	(952)	—	60,109
Mortgage banking income:
Gain on sale of mortgage loans	—	77,195	—	—	77,195
Intersegment gain (loss)	(2,444)	2,444	—	—	—
Changes in mortgage servicing rights fair value	(2,014)	(3,677)	—	—	(5,691)
Other	1,031	9,931	—	—	10,962
Total mortgage banking income (loss)	(3,427)	85,893	—	—	82,466
Other noninterest income (loss)	19,640	(141)	—	—	19,499
Total noninterest income	16,213	85,752	—	—	101,965
Noninterest expense	75,806	48,235	907	—	124,948
Income (loss) before income taxes	(552)	39,537	(1,859)	—	37,126
Provision (benefit) for income taxes	2,199	8,667	(932)	—	9,934
Net income (loss)	$(2,751)	$30,870	$(927)	$—	$27,192

Total assets at period end	$4,404,842	$280,983	$729,838	$(987,344)	$4,428,319
Goodwill at period end	$59,042	$10,760	$—	$—	$69,802

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

	Three Months Ended September 30, 2019

	HarborOne	HarborOne	HarborOne
	Bank	Mortgage	Bancorp, Inc.	Eliminations	Consolidated

	(in thousands)

Net interest and dividend income	$27,855	$285	$(155)	$—	$27,985
Provision for loan losses	889	—	—	—	889
Net interest and dividend income, after provision for loan losses	26,966	285	(155)	—	27,096
Mortgage banking income:
Gain on sale of mortgage loans	—	11,015	—	—	11,015
Intersegment gain (loss)	(393)	393	—	—	—
Changes in mortgage servicing rights fair value	(591)	(1,883)	—	—	(2,474)
Other	369	2,595	—	—	2,964
Total mortgage banking income	(615)	12,120	—	—	11,505
Other noninterest income	5,772	(4)	—	—	5,768
Total noninterest income	5,157	12,116	—	—	17,273
Noninterest expense	24,405	11,227	571	—	36,203
Income (loss) before income taxes	7,718	1,174	(726)	—	8,166
Provision (benefit) for income taxes	1,019	171	(137)	—	1,053
Net income (loss)	$6,699	$1,003	$(589)	$—	$7,113

	Nine Months Ended September 30, 2019

	HarborOne	HarborOne	HarborOne
	Bank	Mortgage	Bancorp Inc.	Eliminations	Consolidated

	(in thousands)

Net interest and dividend income (expense)	$81,296	$604	$(1,172)	$—	$80,728
Provision for loan losses	3,496	—	—	—	3,496
Net interest and dividend income (loss), after provision for loan losses	77,800	604	(1,172)	—	77,232
Mortgage banking income:
Gain on sale of mortgage loans	1	24,085	—	—	24,086
Intersegment gain (loss)	(866)	866	—	—	—
Changes in mortgage servicing rights fair value	(1,599)	(5,267)	—	—	(6,866)
Other	1,127	6,315	—	—	7,442
Total mortgage banking income (loss)	(1,337)	25,999	—	—	24,662
Other noninterest income (loss)	18,191	(20)	—	—	18,171
Total noninterest income	16,854	25,979	—	—	42,833
Noninterest expense	74,527	27,496	1,853	—	103,876
Income (loss) before income taxes	20,127	(913)	(3,025)	—	16,189
Provision (benefit) for income taxes	3,267	(256)	(783)	—	2,228
Net income (loss)	$16,860	$(657)	$(2,242)	$—	$13,961

Total assets at period end	$3,821,671	$152,800	$693,851	$(719,302)	$3,949,020
Goodwill at period end	$58,875	$10,760	$—	$—	$69,635

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section is intended to assist in the understanding of the financial performance of the Company and its subsidiaries through a discussion of our financial condition at September 30, 2020, and our results of operations for the nine months ended September 30, 2020 and 2019. This section should be read in conjunction with the unaudited interim Consolidated Financial Statements and Notes thereto of the Company appearing in Part I, Item 1 of this Form 10-Q.

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

Paycheck Protection Program. The CARES Act appropriated $349 billion for “paycheck protection loans” through the PPP. The amount appropriated was subsequently increased to $659 billion. Loans under the PPP that meet SBA requirements may be forgiven in certain circumstances, and are 100% guaranteed by the SBA. As of September 30, 2020, the Bank had originated 1,071 PPP loans totaling approximately $153.0 million. PPP loans are fully guaranteed by the U.S. government, have an initial term of up to five years and earn interest at rate of 1%. We currently expect a significant portion of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of September 30, 2020, there was $4.0 million in deferred processing fee income that will be recognized over the life of the loan. The average authorized loan size is $150,000 and the aggregate number of jobs positively impacted is approximately 15,000. In conjunction with the PPP, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) has created a lending facility for qualified financial institutions. The Paycheck Protection Program Liquidity Facility will extend credit to depository institutions with a term equal to the term of the pledged collateral at an interest rate of 0.35%. Only loans issued under the PPP can be pledged as collateral to access the facility.

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

In connection with the COVID-19 pandemic, the Company instituted a payment deferral program for certain commercial, mortgage and consumer loans. Most initial deferrals were for a 90-day period and none were greater than 180 days. Deferrals under this program began to expire in the third quarter of 2020. The following table provides the principal balance of loans with payment deferrals and the current status of the deferral agreement as of September 30, 2020.

									% Active
									deferrals to
								Total	Total
	Deferrals expired and		Deferrals expired &				Total	outstanding	outstanding
(dollars in thousands)	paying		delinquent		Active deferrals		deferrals	loans	loans
	#	$	#	$	#	$
Commercial real estate	50	$146,926	4	$4,679	14	$80,153	$231,758	$1,380,071	5.8%
Commercial and industrial	80	39,123	1	254	12	5,341	44,718	480,129	1.1
Commercial construction	1	12,711	—	—	—	—	12,711	211,953	—
One- to Four family	129	41,389	1	452	36	13,567	55,408	954,198	1.4
Second mortgages and equity lines of credit	16	1,038	1	50	3	156	1,244	150,315	0.1
Residential construction	—	—	—	—	—	—	—	26,422	—
Consumer	504	12,127	23	361	34	772	13,260	312,743	0.2
	780	$253,314	30	$5,796	99	$99,989	$359,099	$3,515,831	2.8%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Company Impact and Response

Our commercial and consumer banking products and services are offered primarily in Southeastern New England, where individual and governmental responses to the COVID-19 pandemic have led to a broad curtailment of economic activity beginning in March 2020. We have been able to continue serving our customers through online banking, drive-up teller windows and in our branch offices by appointment only. We implemented work from home protocols for non-branch staff without any degradation to customer service or operations. The Company’s COVID-19 response team continues to monitor the local impact of COVID-19 in order to anticipate and respond to developments quickly and decisively. As of September 30, 2020, we do not anticipate significant challenges to our ability to maintain our systems and controls and do not currently face any material resource constraints. The Company maintains access to multiple sources of liquidity. If an extended recession caused large numbers of the Company’s deposit customers to withdraw their funds, the Company may become more reliant on volatile or more expensive sources of funding.

Management continues to evaluate our loan portfolio, particularly the commercial loan portfolio, in light of the expected decrease in economic activity, the mitigating effects of government stimulus, and loan modification efforts designed to limit the long-term impacts of the COVID-19 pandemic.  Our commercial loan portfolio is diversified across many sectors and is largely secured by commercial real estate loans, which make up 66.6% of the total commercial loan portfolio.  Initial assessments of the impact of the COVID-19 pandemic on the commercial loan portfolio have been focused on sectors that have experienced a direct impact.  Management has identified six sectors as the most susceptible to immediate increased credit risk: retail, office space, hotels, health and social services, restaurants, and recreation.  The total loan portfolio of the six commercial sectors identified as at risk totaled $945.2 million, which represents 45.6% of the commercial loan portfolio.  The at risk sectors include $707.6 million in commercial real estate loans, $185.9 million in commercial and industrial loans, and $51.7 million in commercial construction loans.

	At Risk Sectors
									Percent
				Health			Total		at risk
				and Social			at risk	Total	sector
	Retail	Office	Hotel	Services	Restaurants	Recreation	sectors	loans	to total

	(dollars in thousands)
Commercial real estate	$217,768	$197,087	$171,009	$96,586	$10,161	$15,015	$707,626	$1,380,071	51.3%
Commercial and industrial	31,806	16,162	2,683	91,277	36,414	7,521	185,863	480,129	38.7
Commercial construction	12,116	768	20,106	107	9,566	9,044	51,707	211,953	24.4
Total	$261,690	$214,017	$193,798	$187,970	$56,141	$31,580	$945,196	$2,072,153	45.6%
Percent to total commercial loans	12.6%	10.3%	9.4%	9.1%	2.7%	1.5%	45.6%

Outstanding principal balance of:
Original commercial deferrals	$46,121	$13,320	$112,242	$13,761	$13,424	$15,623	$214,491	$289,187	74.2%
Active deferrals	$20,899	$77	$46,044	$882	$1,253	$—	$69,155	$99,990	69.2%
PPP loans	$6,891	$—	$548	$41,475	$8,983	$2,715	$60,612	$148,979	40.7%
Nonaccrual loans	$520	$—	$4,815	$395	$16	$9,162	$14,908	$25,960	57.4%

As of September 30, 2020, the retail sector was $261.7 million, or 12.6% of total commercial loans and included $217.8 million in commercial real estate loans, $31.8 million in commercial and industrial loans, and $12.1 million in commercial construction loans. PPP loans included in the sector totaled $6.9 million. We have provided deferrals for loans in this sector with outstanding principal balances of $46.1 million. We originated $16.3 million loans during the third

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

quarter that are within the retail sector. The new loans are supported by leases to retail space largely insulated from the pandemic, such as drug stores and grocery stores.

As of September 30, 2020, the office sector was $214.0 million, or 10.3% of total commercial loans, and included $197.1 million in commercial real estate loans, $16.2 million in commercial and industrial loans, and $768,000 in commercial construction loans. We provided deferrals for loans in the sector with outstanding principal balances of $13.3 million. No PPP loans were originated in this sector. We originated $619,000 in loans during the third quarter that are within the office sector.

As of September 30, 2020, the hotel sector was $193.8 million, or 9.4% of total commercial loans, and included $171.0 million in commercial real estate loans, $2.7 million in commercial and industrial loans, and $20.1 million in commercial construction loans. PPP loans included in the sector totaled $548,000. We have provided deferrals for loans in this sector with outstanding principal balances of $112.2 million, $61.3 million that have expired deferral periods and are paying as agreed, and $4.9 million that have expired deferral periods and are greater than 30 days delinquent. In addition, we have provided other short-term relief through our payment deferral program for certain commercial, mortgage, and consumer loans as described above for loans in this sector with outstanding principal balances of $7.7 million. At September 30, 2020, nonperforming loans included in the hotel sector amounted to $4.8 million. The increase from the second quarter reflects one loan totaling $1.4 million that is on nonaccrual and for which we subsequently entered into a deferral agreement.

The health and social services sector amounted to $188.0 million, or 9.1% of total commercial loans, as of September 30, 2020 and included $96.6 million in commercial real estate loans, $91.3 million in commercial and industrial loans, and $107,000 in commercial construction loans. PPP loans included in the sector totaled $41.5 million, and we have provided deferrals for loans in this sector with outstanding principal balances of $13.8 million. We originated $12.7 million loans during the third quarter that are within this sector.

As of September 30, 2020, the restaurant sector amounted to $56.1 million, or 2.7% of total commercial loans, including $9.0 million in PPP loans. We provided deferrals for loans in this sector with outstanding principal balances of $13.4 million. The recreation sector amounted to $31.6 million, or 1.5% of total commercial loans, including $2.7 million in PPP loans. We provided deferrals for loans in this sector with outstanding principal balances of $15.6 million. Included in the recreation sector is a $9.2 million nonaccrual loan with an allocated reserve of $254,000 secured by a recreational facility for which credit deterioration began prior to the COVID-19 pandemic.

The loan portfolio has not experienced significant credit quality deterioration as of September 30, 2020, however, the continuing impact and uncertain nature of the COVID-19 pandemic may result in increases in delinquencies, charge-offs and loan modifications in these portfolios through the remainder of the year. Continued uncertainty regarding the severity and duration of the COVID-19 pandemic and related economic effects will continue to impact the magnitude of loan loss provisions and allowance for loan losses.

While interest and fees will continue to accrue on short term deferrals, the breadth of the economic impact may affect our borrowers’ ability to repay in future periods. Should eventual credit losses on these deferred payments emerge, interest income and fees in future periods could be negatively impacted.

Management performed an interim impairment assessment on goodwill as a result of changes in the macroeconomic environment resulting from the COVID-19 pandemic during the second quarter. The results of the interim impairment assessment indicated that the remaining fair value exceeded the carrying value for both reporting units. The COVID-19 pandemic could cause further and sustained decline in the Company’s stock price or the occurrence of additional valuation triggering events that could result in an impairment charge to earnings.

Conversion and Reorganization

On August 14, 2019, the Company completed a second step conversion offering (the “Offering”). Prior to the completion of the Offering, approximately 53% of the shares of common stock of the Company were owned by HarborOne

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

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

Comparison of Financial Condition at September 30, 2020 and December 31, 2019

Total Assets.    Total assets increased $369.4 million, or 9.1%, to $4.43 billion at September 30, 2020 from $4.06 billion at December 31, 2019. The increase primarily reflects an increase of $319.1 million in net loans, a $79.8 million increase in loans held for sale, and a $36.2 million increase in other assets partially offset by a $74.1 million decrease in cash and cash equivalents. The increase in other assets reflects a $29.5 million increase unrealized gain in back-to-back commercial loan swap contracts with a corresponding increase in other liabilities and a $14.3 million increase in derivative loan commitments as a result of the increase in residential real estate mortgage originations.

Cash and Cash Equivalents.    Cash and cash equivalents decreased $74.1 million to $137.5 million at September 30, 2020 from $211.6 million at December 31, 2019 as excess cash was used to pay down short-term FHLB borrowings.

Loans Held for Sale.    Loans held for sale at September 30, 2020 were $190.4 million, an increase of $79.8 million from $110.6 million at December 31, 2019, reflecting strong residential mortgage loan demand continuing into the third quarter of 2020.

Loans, net.    At September 30, 2020, net loans were $3.47 billion, an increase of $319.1 million, or 10.1%, from $3.15 billion at December 31, 2019, primarily due to an increase in commercial real estate loans, commercial and industrial loans, commercial construction loans, one- to four-family residential real estate loans, and residential construction loans partially offset by a decrease in consumer loans and home equity lines of credit and second mortgage loans. Total commercial loans at September 30, 2020 were $2.07 billion, an increase of $443.6 million, or 27.2%, from $1.63 billion at December 31, 2019. The increase is due to the origination of $152.6 million in PPP loans and also reflects our business strategy to increase commercial lending. Residential real estate loans increased $23.9 million, or 2.2%, and consumer loans decreased $123.1 million, or 28.3%. The Bank has purchased $292.7 million in loans from HarborOne Mortgage in 2020. The allowance for loan losses was $49.2 million at September 30, 2020 and $24.1 million at December 31, 2019, reflecting provision for loan losses recorded for the impact of the COVID-19 pandemic.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The following table provides the composition of our loan portfolio at the dates indicated:

	September 30, 2020		December 31, 2019
	Amount	Percent	Amount	Percent

	(dollars in thousands)

Residential real estate:
One- to four-family	$954,198	27.1%	$937,305	29.5%
Second mortgages and equity lines of credit	150,315	4.3	155,716	4.9
Residential construction	26,422	0.8	14,055	0.4
Total residential real estate	1,130,935	32.2	1,107,076	34.8
Commercial:
Commercial real estate	1,380,071	39.3	1,168,412	36.8
Commercial construction	211,953	6.0	153,907	4.9
Commercial and industrial	480,129	13.7	306,282	9.7
Total commercial loans	2,072,153	58.9	1,628,601	51.4
Consumer:
Auto	29,870	0.8	49,686	1.6
Auto lease loans	273,728	7.8	374,906	11.8
Personal	9,145	0.3	11,289	0.4
Total consumer	312,743	8.9	435,881	13.8
Total loans	3,515,831	100.0%	3,171,558	100.0%
Allowance for loan losses	(49,223)		(24,060)
Loans, net	$3,466,608		$3,147,498

Securities.    Total investment securities at September 30, 2020 were $280.3 million, an increase of $14.5 million, or 5.4%, from $265.8 million at December 31, 2019. In the first quarter of 2020, with intention to reduce credit risk in the investment portfolio, held to maturity securities were sold and as a result the remaining held to maturity securities were transferred to the available for sale category. As of September 30, 2020, there were $72.3 million in sales of investment securities with a gain of $2.5 million and purchases of $153.7 million in U.S. government agency mortgage-backed securities. The following table provides the composition of our securities available for sale and held to maturity at the dates indicated:

	September 30, 2020		December 31, 2019
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(in thousands)

Securities available for sale:
Debt securities:
U.S. government and government-sponsored enterprise obligations	$10,003	$10,137	$14,994	$15,204
U.S. government agency and government-sponsored mortgage-backed and collateralized mortgage obligations	249,747	252,767	190,119	191,546
SBA asset-backed securities	16,458	17,404	32,461	32,723
Municipal bonds	—	—	—	—
Total securities available for sale	$276,208	$280,308	$237,574	$239,473

Securities held to maturity:
Debt securities:
U.S. government agency and government-sponsored mortgage-backed and collateralized mortgage obligations	$—	$—	$14,115	$14,264
SBA asset-backed securities	—	—	5,308	5,432
Other bonds and obligations:
State and political subdivisions	—	—	6,949	7,231
Total securities held to maturity	$—	$—	$26,372	$26,927

Mortgage servicing rights.    Mortgage servicing rights (“MSRs”) are created as a result of our mortgage banking origination activities and accounted for at fair value. At September 30, 2020, we serviced mortgage loans for others with an aggregate outstanding principal balance of $2.65 billion. Total MSRs were $20.2 million at September 30, 2020 and $17.2 million at December 31, 2019.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Management has made the strategic decision not to hedge mortgage servicing assets at present. Therefore, any future declines in interest rates would likely cause decreases in the fair value of the MSRs, and a corresponding decrease in earnings, whereas increases in interest rates would result in increases in fair value, and a corresponding increase in earnings. MSRs recorded in the second half of 2020 may be less sensitive to falling rates in the future as they were originated in a low mortgage rate environment. Management may choose to hedge the mortgage servicing assets in the future or limit the balance of MSRs by selling them or selling loans with the servicing released.

Deposits.    Deposits increased $423.0 million, or 14.4%, to $3.37 billion at September 30, 2020 from $2.94 billion at December 31, 2019. The following table sets forth information concerning the composition of deposits:

	September 30,	December 31,	Increase (Decrease)
	2020	2019	Dollars	Percent

	(dollars in thousands)

Noninterest-bearing deposits	$650,336	$406,403	$243,933	60.0%
NOW accounts	201,707	165,790	35,917	21.7
Regular savings	912,017	620,705	291,312	46.9
Money market accounts	567,561	575,881	(8,320)	(1.4)
Term certificate accounts	650,728	785,005	(134,277)	(17.1)
Consumer and business deposits	2,982,349	2,553,784	428,565	16.8
Municipal deposits	254,441	286,932	(32,491)	(11.3)
Wholesale deposits	129,098	102,157	26,941	26.4
Total deposits	$3,365,888	$2,942,873	$423,015	14.4%

Reciprocal deposits	$107,793	$277,874	$(170,081)	(61.2)%

The growth in deposits was driven by an increase of $428.6 million in consumer and business deposits and a $26.9 million increase in wholesale deposits, partially offset by a $32.5 million decrease in municipal deposits. Consumer and business deposit growth was primarily a response to marketing and promotions of retail products and customers maintaining liquidity due to market uncertainty as a result of the COVID-19 pandemic. At September 30, 2020, wholesale deposits included brokered deposits of $117.0 million and $12.1 million in certificates of deposits from institutional investors. We participate in a reciprocal deposit program that provides access to FDIC-insured deposit products in aggregate amounts exceeding the current limits for depositors. Total deposits included $107.8 million in reciprocal deposits, including $4.9 million in municipal deposits. The wholesale deposits provide a channel for the Company to seek additional funding outside the Company’s core market.

Borrowings.   Total borrowings from the FHLB decreased $118.0 million, or 33.3%, to $236.1 million at September 30, 2020 from $354.1 million at December 31, 2019 as excess funds were utilized to pay down FHLB borrowings.

Stockholders’ equity.  Total stockholders’ equity was $694.1 million at September 30, 2020 compared to $665.8 million at December 31, 2019.

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2020 and 2019

HarborOne Bancorp, Inc. Consolidated

Overview.  Consolidated net income for the three and nine months ended September 30, 2020 was $11.9 million and $27.2 million, respectively, compared to net income of $7.1 million and $14.0 million for the three and nine months ended September 30, 2019, respectively.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

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

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

	Three Months Ended September 30,
	2020			2019
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

	(dollars in thousands)

Interest-earning assets:
Investment securities (1)	$269,477	$1,319	1.95%	$224,379	$1,562	2.76%
Other interest-earning assets	121,384	175	0.57	185,063	1,211	2.59
Loans held for sale	139,418	1,060	3.02	74,327	747	3.99
Loans
Commercial loans (2)	2,017,492	19,066	3.76	1,511,487	18,797	4.93
Residential real estate loans (2)	1,135,947	11,833	4.14	1,119,742	12,704	4.50
Consumer loans (2)	333,623	3,597	4.29	454,837	4,729	4.13
Total loans	3,487,062	34,496	3.94	3,086,066	36,230	4.66
Total interest-earning assets	4,017,341	37,050	3.67	3,569,835	39,750	4.42
Noninterest-earning assets	333,444			278,976
Total assets	$4,350,785			$3,848,811
Interest-bearing liabilities:
Savings accounts	$897,751	589	0.26	$564,040	902	0.63
NOW accounts	199,982	39	0.08	139,773	26	0.07
Money market accounts	825,732	745	0.36	879,694	3,417	1.54
Certificates of deposit	684,002	2,895	1.68	831,262	5,016	2.39
Brokered deposits	139,887	252	0.72	98,278	611	2.47
Total interest-bearing deposits	2,747,354	4,520	0.65	2,513,047	9,972	1.57
FHLB advances	149,750	835	2.22	213,578	1,249	2.32
Subordinated debentures	33,983	524	6.13	33,858	524	6.14
Total borrowings	183,733	1,359	2.94	247,436	1,773	2.84
Total interest-bearing liabilities	2,931,087	5,879	0.80	2,760,483	11,745	1.69
Noninterest-bearing liabilities:
Noninterest-bearing deposits	641,353			515,612
Other noninterest-bearing liabilities	89,319			52,357
Total liabilities	3,661,759			3,328,452
Total equity	689,026			520,359
Total liabilities and equity	$4,350,785			$3,848,811
Tax equivalent net interest income		31,171			28,005
Tax equivalent interest rate spread (3)			2.87%			2.73%
Less: tax equivalent adjustment		2			20
Net interest income as reported		$31,169			$27,985
Net interest-earning assets (4)	$1,086,254			$809,352
Net interest margin (5)			3.09%			3.11%
Tax equivalent effect			—			—
Net interest margin on a fully tax equivalent basis			3.09%			3.11%
Ratio of interest-earning assets to interest-bearing liabilities	137.06%			129.32%

Supplemental information:
Total deposits, including demand deposits	$3,388,707	$4,520		$3,028,659	$9,972
Cost of total deposits			0.53%			1.31%
Total funding liabilities, including demand deposits	$3,572,440	$5,879		$3,276,095	$11,745
Cost of total funding liabilities			0.65%			1.42%

(1) Includes securities available for sale and securities held to maturity. Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21%. The yield on investments before tax equivalent adjustments was 1.95% and 2.73% for the quarters ended September 30, 2020 and 2019, respectively.

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

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

	Nine Months Ended September 30,
	2020			2019
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

	(dollars in thousands)

Interest-earning assets:
Investment securities (1)	261,740	4,571	2.33	247,782	5,328	2.87
Other interest-earning assets	176,745	1,173	0.89	83,803	2,142	3.42
Loans held for sale	106,790	2,625	3.28	50,771	1,647	4.34
Loans
Commercial loans (2)	1,846,462	55,385	4.01	1,447,128	54,855	5.07
Residential real estate loans (2)	1,120,065	35,188	4.20	1,119,185	37,175	4.44
Consumer loans (2)	373,809	11,918	4.26	466,669	14,003	4.01
Total loans	3,340,336	102,491	4.10	3,032,982	106,033	4.67
Total interest-earning assets	3,885,611	110,860	3.81	3,415,338	115,150	4.51
Noninterest-earning assets	327,385			264,336
Total assets	$4,212,996			$3,679,674
Interest-bearing liabilities:
Savings accounts	$809,106	2,721	0.45	$526,078	1,830	0.47
NOW accounts	182,146	103	0.08	138,957	76	0.07
Money market accounts	829,263	4,535	0.73	849,254	9,561	1.51
Certificates of deposit	736,355	10,724	1.95	811,052	14,155	2.33
Brokered deposits	99,739	935	1.25	107,243	1,955	2.44
Total interest-bearing deposits	2,656,609	19,018	0.96	2,432,584	27,577	1.52
FHLB advances	216,333	2,933	1.81	298,643	5,203	2.33
Subordinated debentures	33,951	1,571	6.18	33,835	1,553	6.14
Total borrowings	250,284	4,504	2.40	332,478	6,756	2.72
Total interest-bearing liabilities	2,906,893	23,522	1.08	2,765,062	34,333	1.66
Noninterest-bearing liabilities:
Noninterest-bearing deposits	549,233			446,970
Other noninterest-bearing liabilities	76,660			51,252
Total liabilities	3,532,786			3,263,284
Total equity	680,210			416,390
Total liabilities and equity	$4,212,996			$3,679,674
Tax equivalent net interest income		87,338			80,817
Tax equivalent interest rate spread (3)			2.73%			2.85%
Less: tax equivalent adjustment		22			89
Net interest income as reported		$87,316			$80,728
Net interest-earning assets (4)	$978,718			$650,276
Net interest margin (5)			3.00%			3.16%
Tax equivalent effect			—			—
Net interest margin on a fully tax equivalent basis			3.00%			3.16%
Ratio of interest-earning assets to interest-bearing liabilities	133.67%			123.52%

Supplemental information:
Total deposits, including demand deposits	$3,205,842	$19,018		$2,879,554	$27,577
Cost of total deposits			0.79%			1.28%
Total funding liabilities, including demand deposits	$3,456,126	$23,522		$3,212,032	$34,333
Cost of total funding liabilities			0.91%			1.43%

(1) Includes securities available for sale and securities held to maturity. Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21%. The yield on investments before tax equivalent adjustments was 2.32% and 2.83% for the nine months ended September 30, 2020 and 2019, respectively.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020 v. 2019			2020 v. 2019
	Increase (Decrease) Due to Changes in		Total	Increase (Decrease) Due to Changes in		Total
	Volume	Rate	Increase (Decrease)	Volume	Rate	Increase (Decrease)

	(in thousands)

Interest-earning assets:
Investment securities	$272	$(515)	$(243)	$289	$(1,046)	$(757)
Other interest-earning assets	(317)	(719)	(1,036)	1,327	(2,296)	(969)
Loans held for sale	527	(214)	313	1,460	(482)	978
Loans
Commercial loans	5,373	(5,104)	269	13,477	(12,947)	530
Residential real estate loans	238	(1,109)	(871)	283	(2,270)	(1,987)
Consumer loans	(1,145)	13	(1,132)	(2,492)	407	(2,085)
Total loans	4,466	(6,200)	(1,734)	11,268	(14,810)	(3,542)
Total interest-earning assets	4,948	(7,648)	(2,700)	14,344	(18,634)	(4,290)
Interest-bearing liabilities:
Savings accounts	373	(686)	(313)	969	(78)	891
NOW accounts	20	(7)	13	42	(15)	27
Money market accounts	(166)	(2,506)	(2,672)	(220)	(4,806)	(5,026)
Certificates of deposit	(789)	(1,332)	(2,121)	(1,172)	(2,259)	(3,431)
Brokered deposit	187	(546)	(359)	(128)	(892)	(1,020)
Total interest-bearing deposits	(375)	(5,077)	(5,452)	(509)	(8,050)	(8,559)
FHLB advances	(361)	(53)	(414)	(1,256)	(1,014)	(2,270)
Subordinated debentures	—	—	—	5	13	18
Total borrowings	(361)	(53)	(414)	(1,251)	(1,001)	(2,252)
Total interest-bearing liabilities	(736)	(5,130)	(5,866)	(1,760)	(9,051)	(10,811)
Change in net interest income	$5,684	$(2,518)	$3,166	$16,104	$(9,583)	$6,521

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Interest and Dividend Income.    Interest and dividend income on a tax equivalent basis decreased $2.7 million, or 6.8%, to $37.1 million for the three months ended September 30, 2020, compared to $39.8 million for the three months ended September 30, 2019. All adjustable rate products were negatively impacted by the Federal Reserve cuts to the federal funds rate, and although loan origination volume was strong, lower rates on loan originations also negatively impacted interest and dividend income. For the three months ended September 30, 2020, the primary components of the decrease were a $1.7 million decrease in interest on total loans, a $243,000 decrease investment income and a $1.0 million decrease in interest on other interest earning assets, partially offset by a $313,000 increase in interest on loans held for sale. The increase in interest on loans held for sale reflected a higher average balance due to residential real estate mortgage loan demand. The decrease in interest income on loans reflected the 72 basis points decrease in the average yield on loans, partially offset by the $401.0 million, or 13.0% increase in the average total loan balance. Commercial loans were the primary driver of the average balance growth and yield decrease.

Compared to the first nine months of 2019, interest and dividend income decreased $4.3 million, or 3.7%, reflecting similar trends as discussed in the quarter over quarter results. Average loans increased $307.4 million, or 10.1% offset by a 57 basis point decrease in the yield resulting in a $3.5 million decrease in interest income on loans. Average loans held for sale increased $56.0 million, or 110.3% partially offset by a 106 basis point decrease in yield resulting in a $978,000 increase in interest income loans held for sale.

Interest Expense.    Interest expense decreased $5.9 million, or 49.9%, to $5.9 million for the three months ended September 30, 2020 from $11.7 million for the three months ended September 30, 2019. The decrease resulted from a $5.5 million decrease in interest expense on deposits and a $414,000 decrease in interest expense on FHLB borrowings. The decrease in interest expense on deposits reflected a 92 basis point decrease in the cost of interest bearing deposits, partially offset by $234.3 million, or 9.3%, increase in the average balance of interest-bearing deposits. Increases in the average balances were driven by organic growth. The decrease in cost of interest-bearing deposits was driven by rate decreases primarily in money market and certificate of deposit products and the resulting shift in balances to the savings product. The average balance of savings accounts increased $333.7 million, or 59.2%, and the average cost of savings accounts decreased 37 basis points. The cost of money market deposits decreased 118 basis points to 0.36% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 and the average balance decreased 6.1%. Average certificates of deposit decreased by $147.3 million, or 17.7%, and the cost of certificates of deposits was 1.68% for the third quarter of 2020 compared to 2.39% for the third quarter of 2019. The decrease in interest expense on FHLB advances resulted from a 10 basis point decrease in the cost of FHLB advances and a $63.8 million, or 29.9%, decrease in average balances.

Compared to the first nine months of 2019, interest expense decreased $10.8 million, or 31.5% to $23.5 million from $34.3 million reflecting similar trends discussed in the quarter over quarter results. Average interest bearing deposits increased $224.0 million, or 9.2% and the cost of interest-bearing deposits decreased 56 basis points year over year. The decrease in interest expense on FHLB borrowings is due to a 52 basis point decrease in the cost of borrowed funds and the average balance decrease of $82.3 million, or 27.6%.

Net Interest and Dividend Income.    Net interest and dividend income on a tax equivalent basis increased $3.2 million, or 11.3%, to $31.2 million for the three months ended September 30, 2020 from $28.0 million for the three months ended September 30, 2019, primarily as a result of deposit account repricing and commercial loan growth. The tax equivalent net interest spread increased 14 basis points to 2.87% for the three months ended September 30, 2020 from 2.73% for the three months ended September 30, 2019, and net interest margin on a tax equivalent basis decreased 2 basis points to 3.09% for the three months ended September 30, 2020 from 3.11% for three months ended September 30, 2019.

Compared to the first nine months of 2019, net interest and dividend income on a tax equivalent basis increased $6.5 million, or 8.1%, to $87.3 million from $80.8 million. The tax equivalent net interest spread decreased 12 basis points to 2.73% for the nine months ended September 30, 2020 from 2.85% for the nine months ended September 30, 2019, and net interest margin on a tax equivalent basis decreased by 16 basis points to 3.00% for the nine months ended September 30, 2020 from 3.16% for the nine months ended September 30, 2019.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Income Tax Provision.    The provision for income taxes and effective tax rate for the three months ended September 30, 2020 was $4.6 million and 27.7%, respectively, compared to $1.1 million and 12.9%, respectively, for the three months ended September 30, 2019. Income tax expense for the quarter ended September 30, 2019 was impacted by the 2015 federal tax refund of $1.3 million and the 2015 Massachusetts state tax refund of $39,700 recognized in the quarter.

The provision for income taxes and effective tax rate for the nine months ended September 30, 2020 was $9.9 million and 26.8%, respectively, compared to $2.2 million and 13.8%, respectively, for the nine months ended September 30, 2019. Income tax expense for the nine months ended September 30, 2019 was impacted by the 2015 tax refunds noted above, the 2013 federal tax refund of $603,000 and the 2013 Massachusetts state tax refund of $211,000 recognized in the second quarter of 2019 and the 2014 Massachusetts state refund of $320,000 recognized in the first quarter of 2019. The refunds were a result of previously amended returns filed for those years.

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

The table below shows the results of operations for the Company’s segments, HarborOne Bank and HarborOne Mortgage, for the three and nine months ended September 30, 2020 and 2019, and the increase or decrease in those results:

	HarborOne Bank				HarborOne Mortgage
	Three Months Ended				Three Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2020	2019	Dollars	Percent	2020	2019	Dollars	Percent

	(dollars in thousands)

Net interest and dividend income	$30,599	$27,855	$2,744	9.9%	$1,000	$285	$715	250.9%
Provision for loan losses	13,454	889	12,565	1,413.4	—	—	—	—
Net interest and dividend income, after provision for loan losses	17,145	26,966	(9,821)	(36.4)	1,000	285	715	250.9
Mortgage banking income:
Gain on sale of mortgage loans	—	—	—	—	34,055	11,015	23,040	209.2
Intersegment gain (loss)	(645)	(393)	(252)	(64.1)	645	393	252	64.1
Changes in mortgage servicing rights fair value	(354)	(591)	237	40.1	161	(1,883)	2,044	108.6
Other	334	369	(35)	(9.5)	3,947	2,595	1,352	52.1
Total mortgage banking income (loss)	(665)	(615)	(50)	(8.1)	38,808	12,120	26,688	220.2
Other noninterest income (loss)	6,326	5,772	554	9.6	(8)	(4)	(4)	(100.0)
Total noninterest income	5,661	5,157	504	9.8	38,800	12,116	26,684	220.2
Noninterest expense	26,300	24,405	1,895	7.8	19,156	11,227	7,929	70.6
Income (loss) before income taxes	(3,494)	7,718	(11,212)	(145.3)	20,644	1,174	19,470	NM
Provision (benefit) for income taxes	571	1,019	(448)	(44.0)	4,550	171	4,379	NM
Net income (loss)	$(4,065)	$6,699	$(10,764)	(160.7)%	$16,094	$1,003	$15,091	NM	%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

	HarborOne Bank				HarborOne Mortgage
	Nine Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2020	2019	Dollars	Percent	2020	2019	Dollars	Percent

	(dollars in thousands)

Net interest and dividend income	$86,248	$81,296	$4,952	6.1%	$2,020	$604	$1,416	234.4%
Provision for loan losses	27,207	3,496	23,711	678.2	—	—	—	—
Net interest and dividend income, after provision for loan losses	59,041	77,800	(18,759)	(24.1)	2,020	604	1,416	234.4
Mortgage banking income:
Gain on sale of mortgage loans	—	1	(1)	(100.0)	77,195	24,085	53,110	220.5
Intersegment gain (loss)	(2,444)	(866)	(1,578)	(182.2)	2,444	866	1,578	182.2
Changes in mortgage servicing rights fair value	(2,014)	(1,599)	(415)	(26.0)	(3,677)	(5,267)	1,590	30.2
Other	1,031	1,127	(96)	(8.5)	9,931	6,315	3,616	57.3
Total mortgage banking income (loss)	(3,427)	(1,337)	(2,090)	(156.3)	85,893	25,999	59,894	230.4
Other noninterest income (loss)	19,640	18,191	1,449	8.0	(141)	(20)	(121)	(605.0)
Total noninterest income	16,213	16,854	(641)	(3.8)	85,752	25,979	59,773	230.1
Noninterest expense	75,806	74,527	1,279	1.7	48,235	27,496	20,739	75.4
Income (loss) before income taxes	(552)	20,127	(20,679)	(102.7)	39,537	(913)	40,450	NM
Provision (benefit) for income taxes	2,199	3,267	(1,068)	(32.7)	8,667	(256)	8,923	NM
Net income (loss)	$(2,751)	$16,860	$(19,611)	(116.3)%	$30,870	$(657)	$31,527	NM	%

HarborOne Bank Segment

Results of Operations for the Three and Nine Months Ended September 30, 2020 and 2019

Net Income.    The Bank’s net income decreased by $10.8 million to a net loss of  $4.1 million for the three months ended September 30, 2020 compared to net income of $6.7 million for the three months ended September 30, 2019. Pre-tax loss was $3.5 million for the three months ended September 30, 2020, an $11.2 million decrease from the three months ended September 30, 2019. The decrease in pre-tax income reflects an increase of $12.6 million in the provision for loan losses, and a $1.9 million increase in noninterest expense partially offset by a $2.7 million increase in net interest income and a $504,000 increase in noninterest income. The provision for income taxes decreased $448,000.

Compared to the first nine months of 2019, the Bank’s net income for the nine months ended September 30, 2020 decreased $19.6 million to a net loss of $2.8 million from $16.9 million. Pre-tax income decreased $20.7 million, or 102.7%, due to a $23.7 million increase in provision for loan losses, a $1.3 million increase in noninterest expense, and a $641,000 million decrease in noninterest income partially offset by a  $5.0 million increase in net interest and dividend income. The provision for income taxes decreased $1.1 million.

Provision for Loan Losses.    The provision for loan losses for the three and nine months ended September 30, 2020 was $13.5 million and $27.2 million, respectively, compared to provision for loan losses of $889,000 and $3.5 million, respectively, for the three and nine months ended September 30, 2019. Changes in the provision for loan losses are based on management’s assessment of loan portfolio growth and composition changes, historical charge-off trends, and ongoing evaluation of credit quality and current economic conditions.

The provision for loan losses for the three and nine months ended September 30, 2020 includes adjustments for our quarterly analysis of our historical and peer loss experience rates, commercial real estate loan growth, and replenishment driven by charge off activity. The three and nine months ended September 30, 2020 also include $10.7 million and $17.9 million, respectively of provision directly related to the estimate of inherent losses resulting from the impact of the COVID-19 pandemic. The provision for loan losses for the three and nine months ended September 30, 2019 primarily reflected commercial real estate loan growth.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

In estimating the provision for the COVID-19 pandemic, management considered economic factors, including unemployment rates and the interest rate environment, the volume and dollar amount of requests for payment deferrals, the loan risk profile of each loan type, and if the loans were purchased. The additional provisions provided to each category for the quarter ranged from 26 to 55 basis points and amounted to allocations of $2.5 million to the residential real estate portfolio, $7.0 million to the commercial portfolio and $1.2 million to the consumer portfolio.

Net charge-offs were $338,000 and $2.0 million for the three and nine months ended September 30, 2020 compared to $106,000 and $1.1 million for the three and nine months ended September 30, 2019. Net charge-offs to average loans outstanding on an annualized basis for the three and nine months ended September 30, 2020 were 0.04% and 0.08%, respectively, compared to 0.01% and 0.05% for the three and nine months ended September 30, 2019. The 2020 year-to-date charge-offs includes a $1.2 million commercial real estate charge-off  on a loan acquired from Coastway, secured by a hotel property, in the amount of $3.1 million, whose credit deterioration was unrelated to the COVID-19 pandemic. At September 30, 2020, nonperforming assets were $40.9 million and nonperforming assets to total assets were 0.93% as compared to $27.9 million and 0.71%, respectively, at September 30, 2019. The increase in nonperforming assets was primarily due to commercial real estate loans and commercial and industrial loans. As of September 30, 2020, the increase in nonperforming loans was not primarily a result of the COVID-19 pandemic.

Noninterest Income.    Total noninterest income was $5.7 million and $16.2 million for the three and nine months ended September 30, 2020, respectively, compared to $5.2 million and $16.9 million for the respective prior year periods. The following table sets forth the components of noninterest income:

	Three Months Ended September 30,		Increase (Decrease)
	2020	2019	Dollars	Percent

	(dollars in thousands)

Intersegment loss	(645)	(393)	(252)	(64.1)
Secondary market loan servicing fees, net of guarantee fees	334	369	(35)	(9.5)
Changes in mortgage servicing rights fair value	(354)	(591)	237	40.1
Total mortgage banking income	(665)	(615)	(50)	(8.1)%
Interchange fees	2,384	2,100	284	13.5
Other deposit account fees	1,067	2,086	(1,019)	(48.8)
Income on retirement plan annuities	105	104	1	1.0
Gain on sale and call of securities	—	77	(77)	(100.0)
Bank-owned life insurance income	560	256	304	118.8
Swap fee income	119	858	(739)	(86.1)
Other	2,091	291	1,800	618.6
Total noninterest income	$5,661	$5,157	$504	9.8%

	Nine Months Ended September 30,		Increase (Decrease)
	2020	2019	Dollars	Percent

	(dollars in thousands)

Gain on sale of mortgage loans	$—	$1	$(1)	(100.0)%
Intersegment loss	(2,444)	(866)	(1,578)	(182.2)
Secondary market loan servicing fees, net of guarantee fees	1,031	1,127	(96)	(8.5)
Changes in mortgage servicing rights fair value	(2,014)	(1,599)	(415)	(26.0)
Total mortgage banking income	(3,427)	(1,337)	(2,090)	(156.3)%
Interchange fees	6,560	6,194	366	5.9
Other deposit account fees	3,791	5,826	(2,035)	(34.9)
Income on retirement plan annuities	309	300	9	3.0
Gain on sale and call of securities	2,533	1,344	1,189	88.5
Bank-owned life insurance income	1,665	762	903	118.5
Swap fee income	1,261	2,218	(957)	(43.1)
Other	3,521	1,547	1,974	127.6
Total noninterest income	$16,213	$16,854	$(641)	(3.8)%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The primary reasons for the variances within the noninterest income categories shown in the preceding table are noted below:

●	The Bank records an intersegment loss on loans purchased from HarborOne Mortgage that is offset in consolidation. The Bank has purchased $292.7 million residential mortgage loans from HarborOne Mortgage during the nine months ended September 30, 2020.
●	The change in the MSR fair value reflects accelerated amortization due to mortgage loan payoffs and the 123 basis point decrease in the 10-year Treasury Constant Maturity rate over the nine months ended September 30, 2020. As interest rates fall, prepayment speeds tend to increase and MSR fair value decreases.
●	The decrease in other deposit account fees reflects waived fees in response to customer needs related to the COVID-19 pandemic
●	Swap fee income is collected and recorded at the time the swap contract is entered into and therefore income fluctuates as a function of the swap agreements entered into in a period.
●	The gain on sale of securities is the result of the sale of securities with proceeds of $74.0 million.
●	The increase in bank-owned life insurance is due to a $41.4 million increase in the balance of bank-owned life insurance.
●	Other income includes $1.6 million in income from the sale of VISA B shares held in the investment portfolio.

Noninterest Expense.    Total noninterest expense was $26.3 million and $75.8 million for the three and nine months ended September 30, 2020, respectively, compared to $24.4 million and $74.5 million for the respective prior year periods. The following table sets forth the components of noninterest expense:

	Three Months Ended September 30,		Increase (Decrease)
	2020	2019	Dollars	Percent

	(dollars in thousands)

Compensation and benefits	$15,313	$14,767	$546	3.7%
Occupancy and equipment	3,774	3,421	353	10.3
Data processing expenses	2,071	2,110	(39)	(1.8)
Loan expenses	350	423	(73)	(17.3)
Marketing	747	711	36	5.1
Deposit expenses	476	405	71	17.5
Postage and printing	391	381	10	2.6
Professional fees	1,009	586	423	72.2
Foreclosed and repossessed assets	27	42	(15)	(35.7)
Deposit insurance	309	(225)	534	237.3
Other expenses	1,833	1,784	49	2.7
Total noninterest expense	$26,300	$24,405	$1,895	7.8%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

	Nine Months Ended September 30,		Increase (Decrease)
	2020	2019	Dollars	Percent

	(dollars in thousands)

Compensation and benefits	$41,863	$42,600	$(737)	(1.7)%
Occupancy and equipment	10,843	10,802	41	0.4
Data processing expenses	6,377	6,230	147	2.4
Loan expenses	849	1,282	(433)	(33.8)
Marketing	2,552	2,666	(114)	(4.3)
Deposit expenses	1,436	1,189	247	20.8
Postage and printing	1,248	1,206	42	3.5
Professional fees	3,120	2,205	915	41.5
Foreclosed and repossessed assets	165	(34)	199	585.3
Deposit insurance	859	1,030	(171)	(16.6)
Other expenses	6,494	5,351	1,143	21.4
Total noninterest expense	$75,806	$74,527	$1,279	1.7%

The primary reasons for the significant variances within the noninterest expense categories shown in the preceding table are noted below:

●	The increase in compensation and benefits for the three and nine months ended September 30, 2020 primarily reflects timing of accruals for incentive programs. The 2020 results also include $522,000 in severance payments as a result of the staff realignment that was undertaken in the third quarter.

●	Fluctuations in professional expenses are generally due to timing and can fluctuate due to strategic efforts.

●	The quarter over quarter increase in deposit insurance expense reflects FDIC assessment credit awards recorded in the quarter ended September 30, 2019 and no such awards in 2020. The year over year decrease in deposit insurance reflects the reduction in assessment rate due to improved capital ratios as a result of the Offering.

●	Other expenses for the three and nine months ended September 30, 2020 include $71,000 and $1.8 million, respectively, in COVID-19 pandemic expenses partially offset by a decrease in core deposit intangible amortization of $170,000 and $511,000 during those periods. COVID-19 pandemic expense includes costs for personnel, cleaning and other initiatives to support our employees and customers.

HarborOne Mortgage Segment

Results of Operations for the Three and Nine Months Ended September 30, 2020 and 2019

Net Income.   HarborOne Mortgage recorded  net income of $16.1 million and $30.9 million for the three and nine months ended September 30, 2020, respectively, as compared to net income of  $1.0 million and a net loss of  $657,000 for the respective prior year periods. HarborOne Mortgage segment’s results are heavily impacted by prevailing rates, refinancing activity and home sales.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Noninterest Income.    Total noninterest income was $38.8 million and $85.8 million for the three and nine months ended September 30, 2020, respectively, as compared to $12.1 million and $26.0 million for the respective prior year periods. Noninterest income is primarily from mortgage banking income for which the following table provides further detail:

	Three Months Ended September 30,		Increase (Decrease)
	2020	2019	Dollars	Percent

	(dollars in thousands)

Gain on sale of mortgage loans	$34,055	$11,015	$23,040	209.2%
Intersegment gain	645	393	252	64.1
Processing, underwriting and closing fees	2,964	1,705	1,259	73.8
Secondary market loan servicing fees net of guarantee fees	983	890	93	10.4
Changes in mortgage servicing rights fair value	161	(1,883)	2,044	108.6
Total mortgage banking income	$38,808	$12,120	$26,688	220.2%

Originated mortgage servicing rights included in gain on sale of mortgage loans	$4,073	$268	$3,805	1,419.8%
Change in 10-year Treasury Constant Maturity rate in basis points	3	(32)

	Nine Months Ended September 30,		Increase (Decrease)
	2020	2019	Dollars	Percent

	(dollars in thousands)

Gain on sale of mortgage loans	$77,195	$24,085	$53,110	220.5%
Intersegment gain	2,444	866	1,578	182.2
Processing, underwriting and closing fees	7,490	3,677	3,813	103.7
Secondary market loan servicing fees net of guarantee fees	2,441	2,638	(197)	(7.5)
Changes in mortgage servicing rights fair value	(3,677)	(5,267)	1,590	30.2
Total mortgage banking income	$85,893	$25,999	$59,894	230.4%

Originated mortgage servicing rights included in gain on sale of mortgage loans	$8,164	$564	$7,600	1,347.5%
Change in 10-year Treasury Constant Maturity rate in basis points	(123)	(101)

The primary reasons for the significant variances in the noninterest income category shown in the preceding table are noted below:

●	The change in the MSR fair value is consistent with the change in the 10-year Treasury Constant Maturity rate. As interest rates fall, prepayment speeds increase and resulting in a decrease in MSR fair value. The Federal Reserve cuts to the federal funds rate resulted in the 10-year Treasury Constant Maturity rate decreasing 123 basis points for the nine months ended September 30, 2020, negatively impacting the fair value of the mortgage servicing rights. Residential mortgage loan payoffs also resulted in accelerated amortization of MSRs of $823,000 and $2.1 million for the three and nine months ended September 30, 2020, respectively.
●	The gain on sale of mortgages and processing, underwriting and closing fees increased as residential mortgage originations increased primarily as a result of falling mortgage rates and a strong real estate market during the three and nine months ended September 30, 2020.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The following table provides additional loan production detail:

	Three Months Ended September 30,
	2020		2019
	Loan		Loan
	Amount	% of Total	Amount	% of Total

	(dollars in thousands)

Product Type
Conventional	$626,010	79.3%	$333,728	78.2%
Government	49,678	6.3	71,158	16.7
State Housing Agency	23,839	3.0	5,486	1.3
Jumbo	89,360	11.3	15,755	3.7
Seconds	185	0.0	293	0.1
Total	$789,072	100.0%	$426,420	100.0%

Purpose
Purchase	$361,821	45.9%	$233,988	54.9%
Refinance	415,738	52.7	187,460	43.9
Construction	11,513	1.5	4,972	1.2
Total	$789,072	100.0%	$426,420	100.0%

	Nine Months Ended September 30,
	2020		2019
	Loan		Loan
	Amount	% of Total	Amount	% of Total

	(dollars in thousands)

Product Type
Conventional	$1,497,146	74.8%	$602,750	67.6%
Government	116,642	5.8	147,164	16.5
State Housing Agency	57,065	2.9	39,492	4.4
Jumbo	329,658	16.5	102,252	11.5
Seconds	457	0.0	363	—
Total	$2,000,968	100.0%	$892,021	100.0%

Purpose
Purchase	$738,555	36.9%	$580,669	65.1%
Refinance	1,229,841	61.5	299,578	33.6
Construction	32,572	1.6	11,774	1.3
Total	$2,000,968	100.0%	$892,021	100.0%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Noninterest Expense.    Total noninterest expense was $19.2 million and $48.2 million for the three and nine months ended September 30, 2020 compared to $11.2 million and $27.5 million for the prior year periods. The following tables set forth the components of noninterest expense:

	Three Months Ended September 30,		Increase (Decrease)
	2020	2019	Dollars	Percent

	(dollars in thousands)

Compensation and benefits	$14,680	$8,561	$6,119	71.5%
Occupancy and equipment	792	732	60	8.2
Data processing expenses	48	86	(38)	(44.2)
Loan expenses	2,839	1,281	1,558	121.6
Marketing	70	88	(18)	(20.5)
Postage and printing	31	37	(6)	(16.2)
Professional fees	309	266	43	16.2
Other expenses	387	176	211	119.9
Total noninterest expense	$19,156	$11,227	$7,929	70.6%

	Nine Months Ended September 30,		Increase (Decrease)
	2020	2019	Dollars	Percent

	(dollars in thousands)

Compensation and benefits	$37,092	$20,557	$16,535	80.4%
Occupancy and equipment	2,406	2,183	223	10.2
Data processing expenses	200	211	(11)	(5.2)
Loan expenses	6,584	3,027	3,557	117.5
Marketing	198	268	(70)	(26.1)
Postage and printing	101	114	(13)	(11.4)
Professional fees	870	684	186	27.2
Other expenses	784	452	332	73.5
Total noninterest expense	$48,235	$27,496	$20,739	75.4%

The primary reasons for the significant variances within the noninterest expense categories shown in the preceding table are noted below:

●	Compensation and benefits increased for the three and nine months ended September 30, 2020 primarily reflecting commission expense consistent with the mortgage origination volumes.
●	Loan expense primarily is for expenses to originate loans and is consistent with mortgage origination volumes.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Asset Quality

The following table provides information with respect to our nonperforming assets, including TDRs, at the dates indicated. We did not have any accruing loans past due 90 days or more at the dates presented.

	September 30,	December 31,
	2020	2019

	(dollars in thousands)

Nonaccrual loans:
Residential real estate:
One- to four-family	$11,925	$10,610
Second mortgages and equity lines of credit	951	1,561
Commercial real estate	4,943	530
Commercial construction	10,939	11,244
Commercial and industrial	10,078	5,831
Consumer	1,191	545
Total nonaccrual loans (1)	40,027	30,321
Other real estate owned and repossessed assets:
One- to four-family residential real estate owned	297	298
Other repossessed assets	601	421
Total nonperforming assets	40,925	31,040
Performing troubled debt restructurings	13,280	15,104
Total nonperforming assets and performing troubled debt restructurings	$54,205	$46,144

Total nonperforming loans to total loans (2)	1.14%	0.96%
Total nonperforming assets and performing troubled debt restructurings to total assets	1.22%	1.14%
Total nonperforming assets to total assets	0.93%	0.76%

(1) $3.7 million and $5.0 million of troubled debt restructurings are included in total nonaccrual loans at September 30, 2020 and December 31, 2019 respectively
(2) Total loans are presented before allowance for loan losses, but include deferred loan origination costs (fees), net.

Income related to impaired loans included in interest income for the three and nine months ended in September 30, 2020 and 2019, amounted to $281,000 and $472,000, respectively. Income related to impaired loans included in interest income for the nine months ended September 30, 2020 and 2019, amounted to $864,000 and $1.4 million, respectively

The Company utilizes a ten-grade internal loan rating system for commercial real estate, commercial construction and commercial loans. Loans not rated consist primarily of residential construction loans and certain smaller balance commercial real estate and commercial loans that are managed by exception.

The following table presents our risk rated loans considered classified or special mention in accordance with our internal risk rating system:

	September 30, 2020	December 31, 2019

	(in thousands)

Classified loans:
Substandard	$19,805	$14,997
Doubtful	5,121	2,435
Loss	—	—
Total classified loans	24,926	17,432
Special mention	27,165	25,357
Total criticized loans	$52,091	$42,789

None of the special mention assets at September 30, 2020 and December 31, 2019 were on nonaccrual.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

At September 30, 2020, our allowance for loan losses was $49.2 million, or 1.40% of total loans and 122.97% of nonperforming loans. At December 31, 2019, our allowance for loan losses was $24.1 million, or 0.76% of total loans and 79.35% of nonperforming loans. Total loans is net of an $9.6 million fair value discount on loans acquired from Coastway. Nonperforming loans at September 30, 2020 were $38.1 million, or 1.10% of total loans, compared to $30.3 million, or 0.96% of total loans, at December 31, 2019. The allowance for loan losses is maintained at a level that represents management’s best estimate of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for loan losses will be adequate to cover losses which may be realized in the future or that additional provisions for loan losses will not be required.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	September 30, 2020			December 31, 2019
		% of			% of
		Allowance			Allowance
		Amount to	% of Loans		Amount to	% of Loans
		Total	in Category		Total	in Category
	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans

	(dollars in thousands)

Residential real estate:
One- to four-family	$6,414	13.03%	27.14%	$2,606	10.83%	29.44%
Second mortgages and equity lines of credit	1,014	2.06	4.28	551	2.29	4.88
Residential construction	172	0.35	0.75	21	0.09	0.44
Commercial real estate	26,098	53.02	39.25	12,875	53.51	37.03
Commercial construction	4,177	8.49	6.03	2,526	10.50	4.86
Commercial and industrial	4,966	10.09	13.66	2,977	12.37	9.67
Consumer	2,762	5.61	8.90	1,010	4.20	13.68
Total general and allocated allowance	45,603	92.65	100.00%	22,566	93.79	100.00%
Unallocated	3,620	7.35		1,494	6.21
Total	$49,223	100.00%		$24,060	100.00%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(dollars in thousands)

Allowance at beginning of period	$36,107	$22,261	$24,060	$20,655
Provision for loan losses	13,454	889	27,207	3,496
Charge offs:
Residential real estate:
One- to four-family	—	—	(52)	(20)
Second mortgages and equity lines of credit	—	—	—	(116)
Commercial Real Estate	(62)	—	(1,236)	—
Commercial and industrial	(213)	(43)	(790)	(833)
Consumer	(140)	(216)	(519)	(660)
Total charge-offs	(415)	(259)	(2,597)	(1,629)

Recoveries:
Residential real estate:
One- to four-family	13	15	156	195
Second mortgages and equity lines of credit	9	59	48	103
Commercial real estate	—	1	1	6
Commercial and industrial	—	—	219	15
Consumer	55	78	129	203
Total recoveries	77	153	553	522
Net charge-offs	(338)	(106)	(2,044)	(1,107)
Allowance at end of period	$49,223	$23,044	$49,223	$23,044
Total loans outstanding at end of period	$3,515,831	$3,106,472	$3,515,831	$3,106,472
Average loans outstanding	$3,487,062	$3,086,066	$3,340,336	$3,032,982
Allowance for loan losses as a percent of total loans outstanding at end of period	1.40%	0.74%	1.40%	0.74%
Annualized net loans charged off as a percent of average loans outstanding	0.04%	0.01%	0.08%	0.05%
Allowance for loan losses to nonperforming loans at end of period	122.97%	83.58%	122.97%	83.58%

We recorded a provision for loan losses of $13.5 million and $889,000 for the three months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, we recorded a provision for loan losses of $27.2 million and $3.5 million, respectively. Changes in the provision for loan losses are based on management’s assessment of loan portfolio growth and composition changes, analysis of historical and peer loss rates, and ongoing evaluation of credit quality and current economic conditions. The provision for loan losses for the quarter ended September 30, 2020 includes adjustments for our quarterly analysis of our historical and peer loss experience rates, commercial real estate loan growth, and a $10.7 million provision directly related to the estimate of inherent losses resulting from the impact of the COVID-19 pandemic. The provisions for loan losses for the three and nine months ended September 30, 2019 primarily reflected commercial real estate loan growth.

Net charge-offs totaled $338,000 the quarter ended September 30, 2020, or 0.04%, of average loans outstanding on an annualized basis, compared to $106,000, or 0.01% of average loans outstanding for the quarter ended September 30, 2019. Nonperforming assets were $40.9 million at September 30, 2020 compared to $31.0 million at December 31, 2019 and $27.9 million at September 30, 2019. Nonperforming assets as a percentage of total assets were 0.93% at September 30, 2020, 0.76% at December 31, 2019 and 0.71% at September 30, 2019. The increase in nonperforming assets from the prior year quarter was primarily in the commercial loan portfolio. While it is clear that the COVID-19 pandemic had, and will continue to have, a significant economic impact, the ultimate effect on our loan portfolio is uncertain.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

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

The table below sets forth, as of September 30, 2020, the net interest income simulation results that estimate the impact of interest rate changes on the Company’s estimated net interest income over one year:

September 30, 2020
Change in Net Interest Income
Changes in Interest Rates	Year One
(basis points) (1)	(% change from year one base)
+300	6.8%
(100)	(7.0)%

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

The table below sets forth, as of September 30, 2020, the estimated changes in the EVE that would result from an instantaneous parallel shift in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

At September 30, 2020
				EVE as a Percentage of Economic
		Estimated Increase (Decrease)		Value of Assets
Changes in Interest Rates	Estimated	in EVE			Changes in
(basis points) (1)	EVE	Amount	Percent	EVE Ratio (2)	Basis Points
(dollars in thousands)

+ 300	$769,112	$76,710	11.1%	18.4%	2.9
0	692,402	—	—	15.5	—
- 100	576,092	(116,310)	(16.8)	12.7	(2.8)

(1) Assumes instantaneous parallel changes in interest rates.
(2) EVE Ratio represents EVE divided by the economic value of assets.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

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

Our cash flows are composed of three primary classifications: cash flows from operating activities, investing activities and financing activities. Net cash used by operating activities was $25.6 million and $47.7 million for the nine months ended September 30, 2020 and 2019, respectively. Net cash used by investing activities was $354.3 million for the nine months ended September 30, 2020 and consists primarily of disbursements for loan originations and the purchase of securities. For the nine months ended September 30, 2019, net cash used by investing activities was $89.3 million. Net cash as a result of financing activities, consisting primarily of the activity in deposit accounts and FHLB advances and results from our strategy of managing growth and cash flows to preserve capital ratios and reduce expenses. Net cash provided by financing activities was $305.7 million and $270.2 million for the nine months ended September 30, 2020 and 2019, respectively.

As of September 30, 2020, we have not experienced any signs of stress in our liquidity position as a result of the COVID-19 pandemic or otherwise. Management plans to continually monitor liquidity in future periods for signs of stress resulting from the COVID-19 pandemic.

The Company and the Bank are subject to various regulatory capital requirements. At September 30, 2020, the Company and the Bank exceeded all regulatory capital requirements and were considered “well capitalized” under regulatory guidelines. See Note 13 to our unaudited interim Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

At September 30, 2020, we had outstanding commitments to originate loans of $726.8 million and unadvanced funds on loans of $473.5 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2020 totaled $720.8 million. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may use FHLB advances, brokered deposits, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of September 30, 2020. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well-designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the quarter ended September 30, 2020, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any material pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. We are not involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations.

ITEM 1A. RISK FACTORS

This section supplements and updates certain of the information found under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 13, 2020 (“Annual Report”) and Part II. Item 1A “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (the “Second Quarter 10-Q”), based on information currently known to us and recent developments since the date of the Second Quarter 10-Q. The matters discussed below should be read in conjunction with the risks described in Part I. Item 1A. “Risk Factors” of our Annual Report and Part II. Item 1A “Risk Factors” or our Second Quarter 10-Q. However, the risks and uncertainties that we face are not limited to those described below and those set forth in the Annual Report and Second Quarter 10-Q. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities, particularly in light of the fast-changing nature of the COVID-19 pandemic, containment measures and the related impacts to economic and operating conditions.

The COVID-19 pandemic, and the measures taken to control its spread, will continue to adversely impact our employees, customers, business operations and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted.

The COVID-19 pandemic has impacted and is likely to continue to impact the national economy and the regional and local markets in which we operate, lower equity market valuations, create significant volatility and disruption in capital and debt markets, and increase unemployment levels. Our business operations may be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. We are subject to heightened cybersecurity, information security and operational risks as a result of work-from-home arrangements that we have put in place for our employees. Federal Reserve actions to combat the economic contraction caused by the COVID-19 pandemic, including the reduction of the target federal funds rate and quantitative easing programs, could, if prolonged, adversely affect our net interest income and margins, and our profitability. The continued closures of many businesses and the institution of social distancing, shelter in place and stay home orders in the states and communities we serve, have reduced business activity and financial transactions. Government policies and directives relating to the pandemic response are subject to change as the effects and spread of the COVID-19 pandemic continue to evolve. It is unclear whether any COVID-19 pandemic-related businesses losses that we or our customers may suffer will be recovered by existing insurance policies. Changes in customer behavior due to worsening business and economic conditions or legislative or regulatory initiatives may impact the demand for our products and services, which could adversely affect our revenue. Increases in deposit balances due, among other things, to government stimulus and relief programs could adversely affect our financial performance if we are unable to successfully lend or invest those funds. The measures we have taken to aid our customers, including short-term loan payment deferments, may be insufficient to help our customers who have been negatively impacted by the economic fallout from the COVID-19 pandemic. Loans that are currently in deferral status may become nonperforming loans. Pandemic-related delays in our ability to execute appraisals of collateral securing impaired loans may add uncertainty about the adequacy of our allowance for credit losses. Because of adverse economic and market conditions, we may be required to increase our provision for loan losses expense, or recognize impairments on the securities we hold. While the COVID-19 pandemic negatively impacted our results of operations for the first nine months of 2020, the extent to which the COVID-19 pandemic will continue to impact our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic, as well as further actions we may take as may be required by government authorities or that we determine is in the best interests of our employees and customers. There is no certainty that such measures will be sufficient to mitigate the risks posed by the pandemic.

Our participation in the SBA’s PPP may expose us to reputational harm, increased litigation risk, as well as the risk that the SBA may not fund some or all of the guarantees associated with PPP loans.

As of September 30, 2020, we have originated 1,071 loans aggregating $152.9 million through the PPP. Lenders participating in the PPP have faced increased public scrutiny about their loan application process and procedures, and the nature and type of the borrowers receiving PPP loans. We depend on our reputation as a trusted and responsible financial services company to compete effectively in the communities that we serve, and any negative public or customer response to, or any litigation or claims that might arise out of, our participation in the PPP and any other legislative or regulatory initiatives and programs that may be enacted in response to the COVID-19 pandemic, could adversely impact our business. Other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP, and we may be subject to the same or similar litigation, in addition to litigation in connection with our processing of PPP loan forgiveness applications. In addition, if the SBA determines that there is a deficiency in the manner in which a PPP loan was originated, funded, or serviced by us, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)	Unregistered Sales of Equity Securities. None
b)	Use of Proceeds. None
c)	Repurchase of Equity Securities. None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On November 4, 2020, the Board of Directors of the Company approved the entry by the Company into indemnification agreements (each, an “Indemnification Agreement” and, collectively, the “Indemnification Agreements”) with each of its directors, as well as Chief Executive Office James W. Blake, President and Chief Operating Officer Joseph F. Casey, Chief Financial Officer Linda H. Simmons, Chief Lending Officer H. Scott Sanborn, and General Counsel Inez H. Friedman-Boyce (each, an “Indemnitee”).

The Indemnification Agreements clarify and supplement the indemnification rights and obligations of each Indemnitee and Company already included in the Company’s articles of organization. Under the terms of the Indemnification Agreements, subject to certain exceptions specified in the Indemnification Agreements, the Company will indemnify each Indemnitee to the fullest extent permitted by Massachusetts law in the event the Indemnitee becomes subject to or a participant in certain claims or proceedings as a result of the Indemnitee’s service as a director or executive officer. The Company will also, subject to certain exceptions and repayment conditions, advance to the Indemnitee specified indemnifiable expenses incurred in connection with such claims or proceedings.

The foregoing description of the Indemnification Agreements is qualified in its entirety by reference to the form of Indemnification Agreement, which is attached as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

ITEM 6. EXHIBITS

The exhibits listed in the Exhibit Index are included in, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
10.1†	HarborOne Bancorp, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on October 1, 2020)
10.2*	Form of Indemnification Agreement
10.3†

Form of Restricted Stock Award Agreement under the HarborOne Bancorp, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Form S-8 filed with the Securities and Exchange Commission on October 5, 2020)

10.4†

Form of Non-Qualified Stock Option Award Agreement for Non-Employee Directors under the HarborOne Bancorp, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Form S-8 filed with the Securities and Exchange Commission on October 5, 2020)

10.5†

Form of Non-Qualified Stock Option Award Agreement for Employees under the HarborOne Bancorp, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Form S-8 filed with the Securities and Exchange Commission on October 5, 2020)

10.6†

Form of Incentive Stock Option Agreement under the HarborOne Bancorp, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Form S-8 filed with the Securities and Exchange Commission on October 5, 2020)

10.7†

Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the HarborOne Bancorp, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to Form S-8 filed with the Securities and Exchange Commission on October 5, 2020)

10.8†

Form of Restricted Stock Unit Award Agreement for Employees under the HarborOne Bancorp, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to Form S-8 filed with the Securities and Exchange Commission on October 5, 2020)

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2020 and 2019 (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2020 and 2019, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019, and (vi) the Notes to the unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)

*Filed herewith

**Furnished herewith

† Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HarborOne Bancorp, Inc.

Date: November 6, 2020	By:	/s/ James W. Blake
James W. Blake
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 6, 2020	By:	/s/ Linda H. Simmons
Linda H. Simmons
Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)