Form 10-K
period 2020-12-31
HarborOne Bancorp, Inc.
filed 2021-03-12
CIK 1769617

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of its last completed second fiscal quarter was $433,685,000.

As of March 2, 2021, there were 56,622,138 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

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

PART I

ITEM 1.  BUSINESS

HarborOne Bancorp, Inc.

HarborOne Bancorp, Inc. (hereafter referred to as “we,” “our,” “us,” “HarborOne Bancorp” or the “Company”) became the holding company of HarborOne Bank (“HarborOne Bank” or the “Bank”) upon the closing of the second-step mutual-to-stock conversion (the “Conversion”) by HarborOne Mutual Bancshares, a mutual holding company (the “MHC”). The Company is the successor to HarborOne Bank’s previous holding company, HarborOne Bancorp, Inc. (“Old HarborOne”). The Conversion was completed August 14, 2019 and on that date, the MHC merged into Old HarborOne (and ceased to exist), and Old HarborOne merged into the Company. The Company raised gross proceeds of $310.4 million by selling a total of 31,036,812 shares of common stock at $10.00 per share in the second-step offering (the “Offering”). The Company utilized $24.8 million of the proceeds from the Offering to fund a new loan to its Employee Stock Ownership Plan (“ESOP”) for the acquisition of an additional 2,482,945 shares at $10.00 per share, representing 8% of the shares issued in the Offering and incurred expenses in connection with the Offering totaling $6.3 million, resulting in net cash proceeds to the Company of $304.1 million. The Company invested $151.3 million of the net proceeds it received into the Bank’s operations and has retained the remaining amount for general corporate purposes. Concurrent with the completion of the Offering, each share of Old HarborOne common stock owned by public shareholders (shareholders other than the MHC) was exchanged for 1.795431 shares of Company common stock. A total of 27,456,115 shares of Company common stock were issued in the exchange. At December 31, 2020, the Company had total assets of $4.48 billion, deposits of $3.51 billion and stockholders’ equity of $696.3 million on a consolidated basis.

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

HarborOne Bancorp, Inc.’s corporate offices are located at 770 Oak Street, Brockton, Massachusetts 02301, and the telephone number is (508) 895-1000.

HarborOne Bank

HarborOne Bank is a state-chartered savings bank, originally established in 1917 as a state-chartered credit union, converted to a state-chartered co-operative bank on July 1, 2013 and a state-chartered savings bank on March 17, 2020. The Bank provides a variety of financial services to individuals and businesses online and through its 26 full-service branches located in Massachusetts and Rhode Island, and a commercial lending office in each of Boston, Massachusetts and Providence, Rhode Island. We provide a range of educational services through “HarborOne U,” with classes on small business, financial literacy and personal enrichment at classroom sites adjacent to our Brockton and Mansfield locations.

HarborOne Mortgage

HarborOne Mortgage, LLC, a wholly-owned subsidiary of the Bank, is a residential mortgage company headquartered in New Hampshire that maintains 39 offices in Massachusetts, Rhode Island, New Hampshire, Maine, New Jersey and Florida, and originates loans in four additional states.

Employees and Human Capital Resources

As of December 31, 2020, the Company had 633 full time equivalent employees. None of the Company’s employees are represented by a labor union, and management considers its relationship with employees to be good. We believe our ability to attract and retain employees is a key to the Bank’s success. Accordingly, we strive to offer competitive salaries and employee benefits to all employees and monitor salaries in our market areas.

We encourage and support the growth and development of our employees. Continual learning and career development is advanced through ongoing performance and development conversations with employees, internally developed training programs, customized corporate training engagements and educational reimbursement programs.

The safety, health and wellness of our employees is a top priority. The COVID-19 pandemic presented a unique challenge with regard to maintaining employee safety while continuing successful operations. Through teamwork and the adaptability of our management and staff, we were able to transition, over a short period of time, to effectively work from remote locations and ensure a safely-distanced working environment for employees performing customer facing activities at branches and operations centers. All employees are asked not to come to work when they experience signs or symptoms of a possible COVID-19 illness and have been provided additional paid time off to cover compensation during such absences. On an ongoing basis, we further promote the health and wellness of our employees by strongly encouraging work-life balance and sponsoring various wellness programs.

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

HarborOne Mortgage. HarborOne Mortgage maintains 39 offices in Massachusetts, Rhode Island, New Hampshire, Maine, New Jersey, and Florida and originates loans in four additional states.

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

Our competition for loans comes from financial institutions, including credit unions, in our primary market area and from other financial service providers, such as mortgage companies, and mortgage brokers. Competition for loans also comes from non-depository financial service companies entering the mortgage market, such as insurance companies, securities companies and specialty finance companies.

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

Commercial Real Estate Loans.   Our commercial real estate loans are generally secured by properties used for business purposes such as office buildings, retail development, manufacturing facilities, warehouse distribution, hospitality and apartment buildings. We currently focus our commercial real estate efforts on small- and mid-size owner occupants and investors in our market area seeking loans between $350,000 and $30.0 million. At December 31, 2020, commercial real estate loans were $1.55 billion, or 44.4% of total loans, and consisted of $657.8 million of fixed-rate loans and $893.5 million of adjustable-rate loans.

We originate fixed- and adjustable-rate commercial real estate loans typically with terms of five to ten years, though loans may be for terms of up to 20 years. Interest rates and payments on our adjustable-rate loans typically adjust in accordance with a designated index. Most of our adjustable-rate commercial real estate loans adjust every 30 days to a specified percentage above LIBOR, or five years to a specified percentage above the corresponding FHLB Classic Advance borrowing rate and amortize over a 25 to 30-year term. We also offer interest rate swaps to accommodate customer needs. Loan amounts generally do not exceed 80.0% of the property’s appraised value at the time the loan is originated.

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

In addition to originating these loans, we participate in commercial real estate loans with other financial institutions located primarily in Massachusetts and Rhode island and sell participation interests in commercial real estate loans to local financial institutions, primarily the portion of loans that exceed our borrowing limits or are in an amount that is considered prudent to manage our credit risk. See below “Loan Underwriting Risks – Loan Participations.”

At December 31, 2020, the average current loan balance of our outstanding commercial real estate loans was $3.4 million, and our four largest credits ranged from $16.9 million to $30.0 million. These loans were performing in accordance with their original terms at December 31, 2020. Our largest commercial real estate relationship totaled $65.0 million and consists of loans to finance apartments, warehouses and logistical space.

Commercial and Industrial Loans.  We originate commercial and industrial loans and lines of credit to a variety of professionals, sole proprietorships and small- to medium-sized privately-held businesses, primarily in Massachusetts and Rhode Island, with sales typically up to $100.0 million and borrowing needs up to $25.0 million, for working capital and other business purposes. In connection with the Coastway acquisition, we acquired a small business lending team that generate small business loans, including loans originated through the U.S. Small Business Administration (“SBA”), which provide a partial government guarantee. Small business loans, including real estate loans, generally consist of loans to businesses with commercial credit needs of less than or equal to $1.0 million and revenues of less than $5.0 million.

At December 31, 2020, commercial and industrial loans were $464.4 million, or 13.3% of total loans. Commercial and industrial loans included $134.2 million in small business loans, of which $33.0 million had a partial SBA guarantee and $126.5 million of loans provided through the SBA’s Paycheck Protection Program (“PPP”) with deferred fees to be recognized over the life of the loan or at forgiveness of $2.7 million. At December 31, 2020, commercial loans consisted of $268.2 million of fixed-rate loans and $196.2 million of adjustable-rate loans.

Commercial and industrial loans are originated with either variable or fixed rates of interest. Variable rates are based on a margin over the LIBOR index or tied to the Prime rate as published in The Wall Street Journal, plus a margin. Fixed-rate business loans are generally indexed to a corresponding FHLB rate, plus a margin. Commercial and industrial loans typically have shorter maturity terms and higher interest spreads than real estate loans, but generally involve more credit risk because of the type and nature of the collateral. We generally require that our commercial customers maintain a deposit relationship with the Bank.

When making commercial and industrial loans, we consider the financial statements and the experience of the borrower, our lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business, the value of the collateral, primarily accounts receivable, inventory and equipment and recourse from principal owners. Commercial and industrial loan amounts are determined based on the capacity for debt service and an evaluation of the age, condition and collectability of the collateral but generally, advance rates for certain asset classes would not exceed 80.0%.

In addition to originating these loans, we participate in commercial and industrial loans with other financial institutions located primarily in Massachusetts and Rhode island and sell participation interests in commercial and industrial loans to local financial institutions, primarily the portion of loans that exceed our borrowing limits or are in an amount that is considered prudent to manage our credit risk. See below “Loan Underwriting Risks – Loan Participations.”

At December 31, 2020, the average outstanding balance of our commercial loans was $229,000, excluding PPP loans, and our four largest commercial loan exposures ranged from $7.5 million to $20.9 million. These loans are secured by business assets of the borrower and include loans in the alternative energy, healthcare and manufacturing industries. The loans were performing according to their original terms at December 31, 2020.

Commercial Construction Loans.    We originate commercial construction loans for commercial development projects, including industrial buildings, retail and office buildings and speculative residential real estate. At December 31, 2020, construction loan balances were $99.3 million, or 2.8% of total loans. At December 31, 2020, our commercial construction loan portfolio consisted of $6.1 million in loan balances that were secured by speculative residential real estate loan projects, $78.7 million in loans that were secured by commercial real estate speculative projects and $15.1 million secured by owner-occupied commercial real estate projects. At December 31, 2020, unadvanced funds on commercial construction loans were $111.3 million.

Our commercial construction loans generally call for the payment of interest only with interest rates tied to LIBOR or Prime rate as published in The Wall Street Journal, plus a margin. Our construction loans for commercial real estate projects can be originated with principal balances of up to $30.0 million, but generally their principal balances are lower; the average originated principal balance at December 31, 2020 was $4.7 million. Advances on commercial construction loans are made in accordance with a schedule reflecting the cost of construction and repayment is generally expected from permanent financing upon completion of construction.

At December 31, 2020, the average balance of our outstanding commercial construction loans was $3.3 million and our largest outstanding commercial construction loan was $20.0 million. This is a solar project secured by a priority lien on equipment, assignment of power purchase agreements, tax credits and a first leasehold mortgage. This loan was performing according to its original repayment terms at December 31, 2020.

One- to Four-Family Residential Real Estate Loans.    We provide residential real estate loans through HarborOne Mortgage for home purchase or refinancing of existing homes, most of which serve as the primary residence of the owner. At December 31, 2020, residential mortgage loans were $928.9 million, or 26.6% of total loans, and consisted of $846.3 million and $82.6 million of fixed-rate and adjustable-rate loans, respectively. We offer fixed-rate and adjustable-rate residential mortgage loans with terms up to 30 years.

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

Second Mortgages and Equity Lines of Credit.    We offer second mortgages and equity lines of credit, which are secured by owner-occupied residences. At December 31, 2020, second mortgages and equity lines of credit were $145.7 million, or 4.2% of total loans. Second mortgages are made at fixed interest rates and terms of up to fifteen years. Equity lines of credit have adjustable rates of interest that are indexed to the Prime rate as published in The Wall Street Journal plus or minus a margin, and generally are subject to an interest rate floor, with 10-year draws and repayment terms of between five and 15 years. We offer second mortgages and equity lines of credit with cumulative loan-to-value ratios generally up to 80.0%, when taking into account both the balance of the home equity loan and first mortgage loan. We hold a first mortgage position on the homes that secure equity lines of credit in approximately one-third of the portfolio.

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

Residential Construction Loans.  We originate residential real estate construction loans through HarborOne Mortgage to professional developers, contractors and builders, and to a lesser extent, individuals, to finance the construction of residential dwellings. At December 31, 2020, the balance of residential construction loans was $31.2 million and unadvanced funds were $16.4 million.

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

Auto and Other Consumer Loans.   While we stopped originating indirect auto loans in 2018, we continued in 2019 to fund indirect auto lease loans for the leasing of new or used automobiles through our relationship with Credit Union Leasing of America, or “CULA.”  In the fourth quarter of 2019, we terminated our origination agreement with CULA and continue to allow the portfolio to pay down with CULA providing the off-lease servicing. At December 31, 2020, auto loans were $265.3 million, or 7.6% of total loans and 96.9% of consumer loans. Other consumer loans, consisting primarily of unsecured lines of credit and personal loans, were $8.6 million, or 0.3% of total loans. Auto loans consisted of $240.1 million of auto lease loans, $15.6 million of indirect auto loans and $9.6 million in direct auto loans.

The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.

Loan Originations, Purchases and Sales.    Loan originations come from a number of sources. The primary source of loan originations are our loan originators, and to a lesser extent, advertising and referrals from customers. We purchase participation interests in commercial real estate loans and commercial business loans. In addition, we sell participation interests in commercial real estate loans to local financial institutions, primarily the portion of loans that exceed our borrowing limits or are in an amount that is considered prudent to manage our credit risk.

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

For the years ended December 31, 2020 and 2019, we originated loans of $3.83 billion and $2.05 billion of loans, respectively. During the same periods, we sold $2.57 billion and $1.12 billion of loans, respectively.

Mortgage Banking Activity.    We originate residential mortgage loans through HarborOne Mortgage. For the year ended December 31, 2020, HarborOne Mortgage closed $2.81 billion in mortgage loans. HarborOne Mortgage sells loans on both a servicing-released and a servicing-retained basis. Loans sold with servicing retained are generally serviced by a third party and certain loans are serviced by the Bank. HarborOne Bank purchases residential mortgage loans for its portfolio from HarborOne Mortgage. These purchases generally consist of jumbo mortgages, adjustable-rate mortgages and nonconforming mortgages. The Bank’s decision to purchase loans from HarborOne Mortgage is based on prevailing market interest rate conditions, interest rate risk management and balance sheet management.

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

Commercial Construction Loans.    Construction financing is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, we may be confronted, at or before the maturity of the loan, with a project having a value which is insufficient to assure full repayment. As a result of the foregoing, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of the borrower or guarantor to repay principal and interest. If we are forced to foreclose on a project before or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.

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

Loan Participations.    We cultivate relationships with other financial institutions to mitigate the risk of our lending activities by participating either as the lead bank or as a participant in various loan transactions. We purchase participation interests in larger balance loans from other financial institutions generally in our market area. Such participations are evaluated with the same level of due diligence and care as loans we originate. The participations are underwritten, reviewed for compliance, and approved in accordance with our underwriting policies and criteria. We actively monitor the performance of such loans and periodically receive updated financial statements of the borrower from the lead lender in accordance with loan reporting requirements and covenant testing. These loans are reviewed annually in accordance with our loan policy and graded based on credit risk. Loan grades assigned are also tested by the Company’s external loan review firm in accordance with the Company’s loan review policy.

We sell loan participations in the ordinary course of business when a loan originated by us exceeds our legal lending limit or we otherwise deem it prudent to share the risk with another lending institution. We were the lead bank in commercial real estate loans of $476.1 million, commercial construction loans of $63.0 million and commercial and industrial loans of $96.2 million with participation balances sold that totaled $207.3 million, $26.2 million and $50.7 million, respectively, at December 31, 2020. As compared to December 31, 2019, this represents an increase of $32.8 million in commercial real estate participations sold, a $9.5 million decrease in commercial construction participations sold, and an increase of $35.1 million in commercial and industrial participations sold. We are also a participant in loans where we are not the lead bank. We participated in commercial real estate loans with outstanding balances of $247.1 million, commercial construction loans with outstanding balances of $28.8 million and commercial and industrial loans with outstanding balances of $28.1 million at December 31, 2020.

Loan Approval Procedures and Authority.    Our lending activities follow written, nondiscriminatory underwriting standards and loan origination procedures established by our board of directors and management. Our board of directors has granted loan approval authority to certain executive officers. Commercial loans in excess of any officer’s individual authority must be approved by the Commercial Loan Committee comprised of several executive officers and reviews all commercial and industrial loan requests greater than $3.0 million and commercial real estate loan requests greater than $7.5 million.

Loans-to-One Borrower Limit.    The maximum amount that the Bank may lend to one borrower and the borrower’s related entities is generally limited, by statute, to 20.0% of the Bank’s capital, which is defined under Massachusetts law as the sum of the Bank’s capital stock, surplus account and undivided profits. At December 31, 2020, the Bank’s regulatory limit on loans-to-one borrower was $110.0 million. At that date, our largest lending relationship totaled $65.0 million and was comprised of three loans to finance apartments and warehouse and logistical space. These loans were performing in accordance with their original repayment terms at December 31, 2020. Our internal loans-to-one borrower limit is $68.5 million.

Investment Activities

General.    The goals of our investment policy are to provide and maintain liquidity to meet deposit withdrawal and loan funding needs, to help mitigate interest rate and market risk, to diversify our assets, and to generate a reasonable rate of return on funds within the context of our interest rate and credit risk objectives. Our board of directors reviews and approves our investment policy annually. Authority to make investments under the approved investment policy guidelines is delegated to our president or our chief financial officer. All investment transactions are reviewed at the next regularly scheduled meeting of the board of directors. We classify the majority of our securities as available-for-sale.

We have legal authority to invest in various types of securities, including U.S. Treasury obligations, securities of various government-sponsored enterprises and municipal governments, deposits at the Federal Home Loan Bank (“FHLB”), certificates of deposit of federally insured institutions and investment grade corporate bonds. We also are required to maintain an investment in FHLB stock. While we have the authority under applicable law to invest in marketable equity securities and derivative securities, we had no investments in such securities at December 31, 2020.

Investment Securities.  At December 31, 2020, our securities portfolio totaled $276.5 million and consisted of the following:

U.S. Government and Government-Sponsored Enterprise Obligations. At December 31, 2020, we had U.S. government and government-sponsored enterprise securities totaling $5.1 million, which constituted 1.8% of our securities portfolio. While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent we deem appropriate, for liquidity purposes, as collateral for borrowings and for prepayment protection.

U.S. Government and Government-Sponsored Mortgage-Backed and Collateralized Mortgage Obligations, or “CMOs.”  At December 31, 2020, we had mortgage-backed securities and CMOs totaling $254.3 million, which constituted 92.0 % of our securities portfolio. Mortgage-backed securities and CMOs are securities issued in the secondary market that are collateralized by pools of residential mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities typically are collateralized by pools of one- to four-family or multi-family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as the Bank. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. All of our mortgage-backed securities are either backed by the Government National Mortgage Association, or “Ginnie Mae,” a U.S. government agency, or government-sponsored enterprises, such as Fannie Mae and Freddie Mac.

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

SBA Asset-Backed Securities. At December 31, 2020, we had investments in participation certificates issued and guaranteed by the SBA totaling $17.1 million.

In addition to our securities portfolio, we also have investments in FHLB stock and bank-owned life insurance.

FHLB Stock. In connection with our borrowing activities, we held common stock of the FHLB totaling $8.7 million at December 31, 2020. The FHLB common stock is carried at cost and classified as a restricted equity security. We may be required to purchase additional FHLB stock if we increase borrowings in the future.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. At December 31, 2020, our balance in bank-owned life insurance totaled $87.9 million and was issued by seven highly rated insurance companies.

Sources of Funds

General.    Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Deposit Accounts.    At December 31, 2020, total deposits were $3.51 billion. Deposits are attracted from within our market area by sales efforts of our branch network, municipal department and commercial loan officers, advertising and through our website. We offer a broad selection of deposit instruments, including noninterest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), savings accounts and term certificates of deposit. We also offer a variety of deposit accounts designed for businesses and municipalities operating in our market area. Our business banking deposit products include a commercial checking account, sweep accounts, money market accounts and checking accounts specifically designed for small businesses. We also offer remote deposit capture products for business customers to meet their online banking needs. Additionally, the Bank has a municipal banking department that provides core depository services to local municipalities. At December 31, 2020, municipal deposits totaled $321.9 million and consisted of relationships with over 40 cities and towns. The Bank also participates in a reciprocal deposit program that provides access to FDIC insured deposit products in aggregate amounts exceeding the current insurance limits for depositors. At December 31, 2020, total reciprocal deposits were $104.9 million and included $4.9 million of municipal deposits.

The Bank utilizes a deposit listing service which targets institutional funds throughout the country. We generally prohibit the withdrawal of our listing service deposits prior to maturity. Also, when rates and terms are favorable, the Bank supplements the customer deposit base with brokered deposits. At December 31, 2020, we had $100.0 million of brokered deposits and $11.4 million of institutional deposits which represented 0.3% of total deposits at December 31, 2020 with such funds having a weighted average remaining term to maturity of 1.3 months.

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

Borrowings.    At December 31, 2020, total borrowings were $183.1 million. Borrowings consist of short-term and long-term obligations from the FHLB and subordinated debentures issued in 2018. The Bank is a member of the FHLB Boston which provides access to wholesale funding to supplement our supply of investable funds. The FHLB functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and portions of our loan portfolio identified under a blanket lien, provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. At December 31, 2020, based on available collateral and our ownership of FHLB stock, we had access to additional FHLB advances of up to $741.7 million. All of our borrowings from the FHLB are secured by a blanket lien on residential real estate and certain other loans.

In August 2018, we issued $35.0 million in fixed-to-floating rate subordinated notes. The notes bear interest at an annual fixed rate of 5.625% until September 1, 2023, at which time the interest resets quarterly to an interest rate per annum equal to the three-month LIBOR plus 278 basis points. The notes are carried on the Consolidated Balance Sheets net of issuance costs of $967,000, which are being amortized over the period to maturity date.

The Company also has an available line of credit with the Federal Reserve Bank of Boston secured by 61.0% of the carrying value of loans with an amortized balance amounting to $107.1 million, of which no amount was outstanding at December 31, 2020.

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

As a bank holding company, the Company is subject to regulation, examination, and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and the Massachusetts Commissioner of Banks (the “Commissioner”) under Massachusetts law.

As a Massachusetts-chartered savings bank, the Bank is subject to regulation, supervision and examination by the Commissioner under Massachusetts law. The Bank’s Rhode Island branches are also subject to regulation, supervision and examination by the Rhode Island Department of Business Regulation, Division of Banking (the “RI Division of Banking”). The Bank’s deposits are insured up to applicable limits by the FDIC and by the Deposit Insurance Fund, a private industry-sponsored insurance fund, for amounts in excess of the FDIC insurance limits. The Bank must also comply with consumer protection regulations issued by the Consumer Financial Protection Bureau (the “CFPB”), as enforced by the FDIC. Additionally, under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Federal Reserve may directly examine the subsidiaries of a bank holding company, including the Bank.

The following is a summary of certain aspects of the various statutes and regulations applicable to the Company and its subsidiaries. This summary is not a comprehensive analysis of all applicable laws, and is qualified by reference to the full text of statutes and regulations referenced below.

Pandemic Response

The COVID-19 pandemic is a highly unusual, unprecedented and evolving public health and economic crisis that may have a significant adverse impact on the economy, the banking industry and the Company in future fiscal periods, all of which are subject to a high degree of uncertainty. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted to address the economic effects of the COVID-19 pandemic.

Paycheck Protection Program. The CARES Act appropriated $349 billion for “paycheck protection loans” through the PPP. The amount appropriated was subsequently increased to $659 billion. As of December 31, 2020, the Bank had originated 1,041 PPP loans with a total balance of $153.0 million. Additionally, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act was enacted on December 27, 2020, providing for a second round of PPP loans (“PPP-2”). The Bank is currently participating in both the PPP and PPP-2. PPP loans that meet SBA requirements may be forgiven in certain circumstances, are fully guaranteed by the U.S. government, have an initial term of up to five years and earn interest at rate of 1%. We currently expect a significant portion of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of December 31, 2020, PPP loans outstanding amounted to $126.5 million and there was $2.7 million in deferred processing fee income that will be recognized over the life of the loan. The average authorized loan size is $150,000 and the aggregate number of jobs positively impacted is approximately 15,000. In conjunction with the PPP, the Federal Reserve has created a lending facility for qualified financial institutions. The Paycheck Protection Program Liquidity Facility will extend credit to depository institutions with a term equal to the term of the pledged collateral at an interest rate of 0.35%. Only loans issued under the PPP can be pledged as collateral to access the facility.

Troubled Debt Restructuring Relief. From March 1, 2020 through the earlier of January 1, 2022 or 60 days after the termination date of the national emergency declared by the President on March 13, 2020 concerning the COVID–19 outbreak, a financial institution may elect to suspend the requirements under accounting principles generally accepted in the U.S. for loan modifications related to the COVID–19 pandemic that would otherwise be categorized as a troubled debt restructured (“TDR”), including impairment accounting. This TDR relief is applicable for the term of the loan modification that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019. Financial institutions are required to maintain records of the volume of loans involved in modifications to which TDR relief is applicable.

On March 22, 2020, a statement was issued by our banking regulators titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” (the “Interagency Statement”) that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19.  The Interagency Statement was subsequently revised in April 2020 to clarify the interaction of the original guidance with Section 4013 of the CARES Act, as well as setting forth the banking regulators’ views on consumer protection considerations.

With the passage of the CARES Act, the option to delay CECL was provided until the earlier of the national health emergency being declared over or December 31, 2020. The Consolidated Appropriations Act passed on December 27, 2020 provided the option of postponing adoption of the standard until the earlier of the end of the national emergency declaration related to the COVID-19 pandemic or December 31, 2022.

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

Limitations on Acquisitions of Company Common Stock. The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company unless the Federal Reserve has been notified and has not objected to the transaction. Under rebuttable presumptions of control established by the Federal Reserve, the acquisition of control of voting securities of a bank holding company constitutes an acquisition of control under the Change in Bank Control Act, requiring prior notice to the Federal Reserve, if, immediately after the transaction, the acquiring person (or persons acting in concert) will own, control, or hold with power to vote 10% or more of any class of voting securities of the bank holding company, and if either (i) the bank holding company has registered securities under Section 12 of the Securities Exchange Act of 1934, or (ii) no other person will own, control, or hold the power to vote a greater percentage of that class of voting securities immediately after the transaction.

In addition, the BHCA prohibits any company from acquiring control of a bank or bank holding company without first having obtained the approval of the Federal Reserve. Among other circumstances, under the BHCA, a company has control of a bank or bank holding company if the company owns, controls or holds with power to vote 25% or more of a class of voting securities of the bank or bank holding company; controls in any manner the election of a majority of directors or trustees of the bank or bank holding company; or the Federal Reserve has determined, after notice and opportunity for hearing, that the company has the power to exercise a controlling influence over the management or policies of the bank or bank holding company. The Federal Reserve has established presumptions of control under which the acquisition of control of 5% or more of a class of voting securities of a bank holding company, together with other factors enumerated by the Federal Reserve, could constitute the acquisition of control of a bank holding company for purposes of the BHCA.

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

Deposit insurance premiums are based on assets. In 2016, the FDIC’s Board of Directors adopted a final rule that changed the manner in which deposit insurance assessment rates are calculated for established small banks, generally those banks with less than $10 billion of assets that have been insured for at least five years. Under this method, each of seven financial ratios and a weighted average of CAMELS composite ratings are multiplied by a corresponding pricing multiplier. The sum of these products is added to a uniform amount, with the resulting sum being an institution’s initial base assessment rate (subject to minimum or maximum assessment rates based on a bank’s CAMELS composite rating). This method takes into account various measures, including an institution’s leverage ratio, brokered deposit ratio, one year asset growth, the ratio of net income before taxes to total assets and considerations related to asset quality.

The FDIC has the authority to adjust deposit insurance assessment rates at any time. In addition, under the FDIA, the FDIC may terminate deposit insurance, among other circumstances, upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. For 2020, the FDIC insurance expense for the Bank was $1.2 million.

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

Under the Federal Reserve’s rules that are applicable to the Company and the FDIC’s capital rules applicable to the Bank, the Company and the Bank are each required to maintain a minimum common equity Tier 1 capital to risk-weighted assets ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8.0% and a minimum leverage ratio requirement of 4.0%. Additionally, these rules require an institution to establish a capital conservation buffer of common equity Tier 1 capital in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions of more than 2.5% of total risk weighted assets, or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases.

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

Current capital rules do not establish standards for determining whether a bank holding company is well capitalized. However, for purposes of processing regulatory applications and notices, the Federal Reserve’s Regulation Y provides that a bank holding company is considered “well capitalized” if (i) on a consolidated basis, the bank holding company maintains a total risk-based capital ratio of 10.0% or greater; (ii) on a consolidated basis, the bank holding company maintains a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) the bank holding company is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Board to meet and maintain a specific capital level for any capital measure. A banking organization that qualifies for and elects to use the community bank leverage framework described below will be considered well capitalized as long as it is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Board to meet and maintain a specific capital level for any capital measure.

Section 201 of the Economic Growth Act directs the federal bank regulatory agencies to establish a community bank leverage ratio (“CBLR”) of tangible capital to average total consolidated assets of not less than 8.0% or more than 10.0%. Under the final rule issued by federal banking agencies, effective January 1, 2020, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio (equal to Tier 1 capital divided by average total consolidated assets) of greater than 9.0%, will be eligible to opt into the community bank leverage ratio framework. A community banking organization that elects to use the community bank leverage ratio framework and that maintains a leverage ratio of greater than 9.0% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the banking agencies’ generally applicable capital rules and, if applicable, will be considered to have met the well-capitalized ratio requirements for purposes of Section 38 of the Federal Deposit Insurance Act. The final rule includes a two-quarter grace period during which a qualifying banking organization that temporarily fails to meet any of the qualifying criteria, including the greater than 9.0% leverage ratio requirement, generally would still be deemed well-capitalized so long as the banking organization maintains a leverage ratio greater than 8.0%. At the end of the grace period, the banking organization must meet all qualifying criteria to remain in the community bank leverage ratio framework or otherwise must comply with and report under the generally applicable rule. As required by Section 4012 the CARES Act, the federal banking agencies temporarily lowered the community bank leverage ratio, issuing two interim final rules to set the community bank leverage ratio at 8.0% and then gradually re-establish it at 9.0%. Under the interim final rules, the community bank leverage ratio was set at 8.0% beginning in the second quarter of 2020 through the end of the year. Community banks that have a leverage ratio of 8.0% or greater and meet certain other criteria may elect to use the community bank leverage ratio framework. Beginning in 2021, the community bank leverage ratio will increase to 8.5% for the calendar year. Community banks will have until January 1, 2022, before the leverage ratio requirement to use the CBLR framework will return to 9.0%. At this time, the Company does not anticipate opting in to the CBLR.

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

Privacy and Customer Information Security. The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, the Bank must provide its clients with an initial and annual disclosure that explains its policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required or permitted by law, the Bank is prohibited from disclosing such information unless otherwise provided in such policies and procedures. However, an annual disclosure is not required to be provided by a financial institution if the financial institution only discloses information under exceptions from GLBA that do not require an opt-out to be provided and if there has been no change in its privacy policies and procedures since its most recent disclosure provided to consumers. The GLBA also requires that the Bank develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of client information (as defined under GLBA), to protect against anticipated threats or hazards to the security or integrity of such information and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any client. The Bank is also required to send a notice to clients whose “sensitive information” has been compromised if unauthorized use of the information is “reasonably possible.” All fifty states, as well as the District of Columbia, Puerto Rico, Guam, and the U.S. Virgin Islands, have enacted legislation concerning breaches of data security and the duties of the Bank in response to a data breach. In addition, Massachusetts has promulgated data security regulations with respect to personal information of Massachusetts residents. Pursuant to the FACT Act, the Bank has developed and implemented a written identity theft prevention program to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts. Additionally, the FACT Act amends the Fair Credit Reporting Act to generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and a reasonable opportunity and a reasonable and method to opt out of the making of such solicitations.

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

We may be an emerging growth company for up to five years from the completion of the initial public offering of Old HarborOne in 2016. We will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of Old HarborOne’s initial public offering in 2016, or December 31, 2021 (ii) the first fiscal year after our annual gross revenues are $1.07 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeds $700 million as of the end of the second quarter of that fiscal year. The Company’s EGC status is scheduled to end December 31, 2021 unless a triggering event occurs sooner.

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

RISKS RELATED TO THE COVID-19 PANDEMIC

The COVID-19 pandemic, and the measures taken to control its spread, will continue to adversely impact our employees, customers, business operations and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted.

The COVID-19 pandemic has impacted and is likely to continue to impact the national economy and the regional and local markets in which we operate, lower equity market valuations, create significant volatility and disruption in capital and debt markets, and increase unemployment levels. Our business operations may be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. We are subject to heightened cybersecurity, information security and operational risks as a result of work-from-home arrangements that we have put in place for our employees. Federal Reserve actions to combat the economic contraction caused by the COVID-19 pandemic, including the reduction of the target federal funds rate and quantitative easing programs, could, if prolonged, adversely affect our net interest income and margins, and our profitability. The continued closures of many businesses and the institution of social distancing, shelter in place and stay home orders in the states and communities we serve, have reduced business activity and financial transactions. Government policies and directives relating to the pandemic response are subject to change as the effects of the COVID-19 pandemic continue to evolve. It is unclear whether any COVID-19 pandemic-related businesses losses that we or our customers may suffer will be recovered by existing insurance policies. Changes in customer behavior due to challenging business and economic conditions or legislative or regulatory initiatives may impact the demand for our products and services, which could adversely affect our revenue. Increases in deposit balances due, among other things, to government stimulus and relief programs could adversely affect our financial performance if we are unable to successfully lend or invest those funds. The measures we have taken to aid our customers, including short-term loan payment deferments, may be insufficient to help our customers who have been negatively impacted by the economic fallout from the COVID-19 pandemic. Loans that are currently in deferral status may become nonperforming loans. Pandemic-related delays in our ability to execute appraisals of collateral securing impaired loans may add uncertainty about the adequacy of our allowance for credit losses. Because of adverse economic and market conditions, we may be required to increase our provision for loan losses expense, or recognize impairments on the securities we hold. While the COVID-19 pandemic negatively impacted our results of operations during 2020, the extent to which the COVID-19 pandemic will continue to impact our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic, as well as further actions we may take as may be required by government authorities or that we determine is in the best interests of our employees and customers. There is no certainty that such measures will be sufficient to mitigate the risks posed by the pandemic.

Our participation in the SBA’s PPP may expose us to reputational harm, increased litigation risk, as well as the risk that the SBA may not fund some or all of the guarantees associated with PPP loans.

As of December 31, 2020, we have originated 1,041 loans with original balances aggregating $153.0 million through the PPP. As of January 2021 we are participating in the PPP-2. Lenders participating in the PPP have faced increased public scrutiny about their loan application process and procedures, and the nature and type of the borrowers receiving PPP loans. We depend on our reputation as a trusted and responsible financial services company to compete effectively in the communities that we serve, and any negative public or customer response to, or any litigation or claims that might arise out of, our participation in the PPP and any other legislative or regulatory initiatives and programs that may be enacted in response to the COVID-19 pandemic, could adversely impact our business. Other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP, and we may be subject to the same or similar litigation, in addition to litigation in connection with our processing of PPP loan forgiveness applications. In addition, if the SBA determines that there is a deficiency in the manner in which a PPP loan was originated, funded, or serviced by us, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

Commercial real estate and commercial loans carry greater credit risk than loans secured by owner-occupied one- to four-family real estate.

We intend to continue our focus on prudently growing our commercial real estate and commercial loan portfolio. At December 31, 2020, our commercial real estate loan portfolio was $1.55 billion, or 44.4% of total loans, and our commercial and industrial loan portfolio was $464.4 million, or 13.3% of total loans. Given their larger balances and the complexity of the underlying collateral, commercial real estate and commercial loans generally expose a lender to greater credit risk than loans secured by owner-occupied one- to four-family real estate. Also, many of our borrowers or related groups of borrowers have more than one of these types of loans outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential real estate loan. If loans that are collateralized by real estate or other business assets become troubled and the value of the collateral has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for loan losses which would in turn adversely affect our operating results and financial condition. Further, if we foreclose on the collateral, our holding period for the collateral may be longer than for one- to four-family real estate loans because there are fewer potential purchasers of the collateral, which can result in substantial holding costs.

The unseasoned nature of our commercial real estate and commercial loan portfolio may result in changes to our estimates of collectability, which may lead to additional provisions or charge-offs, which could hurt our profits.

Our commercial real estate loan portfolio increased to $1.55 billion at December 31, 2020 from $1.17 billion at December 31, 2019 and $929.9 million at December 31, 2018, and our commercial and industrial loan portfolio increased to $464.4 million at December 31, 2020 from $306.3 million at December 31, 2019 and $277.3 million at December 31, 2018. A large portion of our commercial real estate and commercial and industrial loan portfolio is unseasoned and does not provide us with a significant payment or charge-off history pattern from which to judge future collectability. Currently we estimate potential charge-offs using peer data adjusted for qualitative factors specific to us. As a result, it may be difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience or current estimates, which could adversely affect our future performance. Further, these types of loans generally have larger balances and involve a greater risk than one- to four-family residential mortgage loans. Accordingly, if we make any errors in judgment in the collectability of our commercial or commercial real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred historically with our residential mortgage loan or consumer loan portfolios.

Our commercial and residential construction loans are subject to various lending risks depending on the nature of the borrower’s business, its cash flow and our collateral.

At December 31, 2020, our commercial construction loan portfolio was $99.3 million, or 2.8% of total loans, and our residential construction loan portfolio consisted of $31.2 million, or 0.9% of total loans. Our construction loans are based upon estimates of costs to construct and the value associated with the completed project. These estimates may be inaccurate due to the uncertainties inherent in estimating construction costs, as well as the market value of the completed project, making it relatively difficult to accurately evaluate the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. Delays in completing the project may arise from labor problems, material shortages and other unpredictable contingencies. If the estimate of construction costs is inaccurate, we may be required to advance additional funds to complete construction. If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project.

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

At December 31, 2020, total residential real estate loans were $1.11 billion, or 31.6% of total loans. Residential mortgage lending, whether owner-occupied or non-owner occupied, is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations. Declines in real estate values could cause some of our residential mortgages to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral. Residential loans with combined higher loan-to-value ratios are more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, they may be unable to repay their loans in full from the sale proceeds. For those home equity loans and lines of credit secured by a second mortgage, it is unlikely that we will be successful in recovering all or a portion of our loan proceeds in the event of default unless we are prepared to repay the first mortgage loan and such repayment and the costs associated with a foreclosure are justified by the value of the property. For these reasons, we may experience higher rates of delinquencies, defaults and losses on our home equity loans.

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

We sell residential mortgage loans in the secondary market, which provides a significant portion of our non-interest income. We generate mortgage banking revenues primarily from gains on the sale of mortgage loans to investors on servicing-released and servicing-retained bases. We also earn interest on loans held for sale while they are awaiting delivery to our investors. In a rising or higher interest rate environment, our originations of mortgage loans may decrease, resulting in fewer loans that are available to be sold to investors. This would result in a decrease in mortgage banking revenues. In addition, to being affected by interest rates, the secondary mortgage markets are also subject to investor demand for single-family mortgage loans and potentially increased investor yield requirements for those loans. These conditions may fluctuate or even worsen in the future or during a prolonged period of secondary market illiquidity. We believe our ability to retain mortgage loans at the levels generated by the mortgage division is limited. Furthermore, our results of operations are affected by the amount of non-interest expenses associated with mortgage banking activities, such as salaries and employee benefits, occupancy, equipment and data processing expense and other operating costs. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in mortgage loan origination activity.

We use significant assumptions and estimates in our financial models to determine the fair value of certain assets, including mortgage servicing rights, origination commitments and loans held for sale. If our assumptions or estimates are incorrect, that may have a negative impact on the fair value of such assets and adversely affect our earnings.

We use internal and third-party financial models that utilize market data to value certain assets, including mortgage servicing rights when they are initially acquired and on a quarterly basis thereafter. The methodology used to estimate these values is complex and uses asset-specific collateral data and market inputs for interest, discount rates and liquidity dates. Valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of our valuation methodologies. If prepayment speeds increase more than estimated, or if delinquency or default levels are higher than anticipated, we may be required to write down the value of certain assets, which could adversely affect our earnings. Prepayment speeds are significantly impacted by fluctuations in interest rates and are therefore difficult to predict. During periods of declining interest rates, prepayment speeds increase, resulting in a decrease in the fair value of the mortgage servicing rights. In addition, there can be no assurance that, even if our models are correct, these assets could be sold for our carrying value should we choose or be forced to sell them in the open market.

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

At December 31, 2020, our allowance for loan losses was $55.4 million, or 1.59% of total loans. At December 31, 2019, our allowance for loan losses was $24.1 million, or 0.76% of total loans, compared to $20.7 million, or 0.69% at December 31, 2018. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for many of our loans. In determining the amount of the allowance for loan losses, we review our loans, loss and delinquency experience, and commercial and commercial real estate peer data and we evaluate other factors including, among other things, current economic conditions. If our assumptions are incorrect, or if delinquencies or non-performing loans increase, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to our allowance, which could materially decrease our net income.

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

Historically, we originated auto loans through a network of auto dealers in Massachusetts and Rhode Island, a practice that we discontinued in April 2018. We also originated auto lease loans through our relationship with Credit Union Leasing of America, or “CULA”, a practice that we discontinued in the fourth quarter of 2019. At December 31, 2020, our indirect auto loan portfolio was $15.5 million, or 0.44% of total loans, and our indirect auto lease loan portfolio was $240.1 million, or 6.9% of total loans. Auto loans and auto lease loans are inherently risky as they are often secured by assets that may be difficult to locate and can depreciate rapidly. In some cases, repossessed collateral for a defaulted auto loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency may not warrant further substantial collection efforts against the borrower. Auto loan collections depend on the borrower’s continuing financial stability, and are therefore more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy. Additional risk elements associated with indirect lending include the limited personal contact with the borrower as a result of indirect lending through non-bank channels, namely automobile dealers.

A portion of our loan portfolio consists of loan participations, which may have a higher risk of loss than loans we originate because we are not the lead lender and we have limited control over credit monitoring.

We occasionally purchase loan participations. Although we underwrite these loan participations consistent with our general underwriting criteria, loan participations may have a higher risk of loss than loans we originate because we rely on the lead lender to monitor the performance of the loan. Moreover, our decisions regarding the classification of a loan participation and loan loss provisions associated with a loan participation are made in part based upon information provided by the lead lender. A lead lender also may not monitor a participation loan in the same manner as we would for loans that we originate. At December 31, 2020, we held loan participation interests in commercial real estate, commercial and commercial construction loans totaling $304.0 million.

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

We employ techniques that limit, or “hedge,” the adverse effects of rising interest rates on our loans held for sale, originated interest-rate locks, our mortgage servicing asset and our borrowings. Our hedging activity varies based on the level and volatility of interest rates and other changing market conditions. These techniques may include purchasing or selling futures contracts, purchasing put and call options on securities or securities underlying futures contracts, asset liability management, or entering into other mortgage-backed derivatives. There are, however, no perfect hedging strategies, and interest rate hedging may fail to protect us from loss. Moreover, hedging activities could result in losses if the event against which we hedge does not occur. Additionally, interest rate hedging could fail to protect us or adversely affect us because, among other things:

●	Available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;

●	The duration of the hedge may not match the duration of the related liability;

●	The party owing money in the hedging transaction may default on its obligation to pay;

●	The credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;

●	The value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value; and/or

●	Downward adjustments, or “mark-to-market losses,” would reduce our stockholders’ equity.

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

When the purchase price of an acquired business exceeds the fair value of its tangible assets, the excess is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price that is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. At December 31, 2020, we had goodwill and other intangible assets of $74.2 million, consisting of $10.8 million of goodwill primarily in connection with the acquisition of HarborOne Mortgage in 2015, and $59.0 million of goodwill and $4.4 million in core deposit intangibles in connection with the Coastway acquisition in 2018. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we will be required to write down the value of these assets. We may be required to take impairment charges in the future, which would have a negative effect on our shareholders’ equity and financial results.

Our efficiency ratio has been high in the past, and it may increase again, as a result of the ongoing implementation of our business strategy.

For the year ended December 31, 2020, our noninterest expense totaled $166.4 million and our efficiency ratio was 63.55%. Our noninterest expense totaled $142.6 million and $120.1 million for the years ended December 31, 2019 and 2018, respectively, and our efficiency ratio was 82.49% and 86.43% for the years ended December 31, 2019 and 2018, respectively. Although we continue to analyze our expenses and pursue efficiencies where available, and we have made substantial progress on reducing our efficiency ratio, it could increase as a result of our implementation of our business strategy. If we are unable to successfully implement our business strategy and increase our revenues, our profitability could be adversely affected.

An increase in FDIC or Depositors Insurance Fund insurance assessments could significantly increase our expenses.

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

The Bank’s deposits in excess of the FDIC insurance limits are insured by Depositors Insurance Fund, a private industry-sponsored insurance fund. Increases in assessments by either the FDIC or the Depositors Insurance Fund could significantly increase our expenses.

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

Most of the securities in our portfolio are classified as available-for-sale. Accordingly, a decline in the fair value of our securities could cause a material decline in our reported equity and/or net income. At least quarterly, and more frequently when warranted by economic or market conditions, management evaluates all securities classified as available-for-sale with a decline in fair value below the amortized cost of the investment to determine whether the impairment is deemed to be other-than-temporary, or “OTTI.” For impaired debt securities that are intended to be sold, or more likely than not will be required to be sold, the full amount of market decline is recognized as OTTI through earnings. Credit-related OTTI for all other impaired debt securities is recognized through earnings. Non-credit-related OTTI for such debt securities is recognized in other comprehensive income, net of applicable taxes. A decline in the market value of our securities portfolio could adversely affect our earnings.

Uncertainty about the future of LIBOR may adversely affect our business.

The Company has certain loans, investment securities and debt obligations whose interest rate is indexed to the London InterBank Offered Rate (“LIBOR”). LIBOR is used extensively in the United States as a benchmark for various commercial and financial contracts, including funding sources, adjustable rate mortgages, corporate debt, interest rate swaps and other derivatives. LIBOR is set based on interest rate information reported by certain banks, which will stop reporting such information after June 30, 2023. It is uncertain at this time whether LIBOR will change or cease to exist or the extent to which those entering into financial contracts will transition to any other particular benchmark. Other benchmarks may perform differently than LIBOR or may have other consequences that cannot currently be anticipated. It is also uncertain what will happen with instruments that rely on LIBOR for future interest rate adjustments and which of those instruments may remain outstanding or be renegotiated if LIBOR ceases to exist. The uncertainty regarding the future of LIBOR as well as the transition from LIBOR to another benchmark rate or rates could have adverse impacts on our funding costs or net interest margins, as well as any floating-rate obligations, loans, deposits, derivatives, and other financial instruments that currently use LIBOR as a benchmark rate and, ultimately, adversely affect our financial condition and results of operations.

We may need to raise additional capital in the future, but that capital may not be available when it is needed, or the cost of that capital may be very high.

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

Of the newly issued guidance, the most significant to us is the FASB Accounting Standards Update (ASU) 2016-13, Financial Instruments- Credit Losses (Topic 326), commonly referred to as “CECL,” which introduces new guidance for the accounting for credit losses on instruments within its scope. CECL requires loss estimates for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts. It also modifies the impairment model for debt securities available for sale and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. We plan to adopt CECL beginning on January 1, 2022 given accommodations in the CARES Act. While we currently cannot reasonably estimate the impact of adopting this standard, we expect the impact will be influenced by the composition, characteristics and quality of our loan and securities portfolios, as well as the general economic conditions and forecasts as of the adoption date.

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

At December 31, 2020, we had aggregate principal amount of $35.0 million in subordinated notes. Payments of the principal and interest on the subordinated notes are senior to our shares of common stock. As a result, we must make payments on our subordinated notes before any dividends can be paid to our common shareholders. In addition, in the event of our bankruptcy, dissolution or liquidation, the holders of the subordinated notes must be satisfied before any distributions can be made on our common stock.

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

Acquiring other banks, businesses, or branches may have an adverse effect on our financial results and may involve various other risks commonly associated with acquisitions, including, among other things:

●	difficulty in estimating the value of the target company;

●	payment of a premium over book and market values that may dilute our tangible book value and earnings per share in the short and long term;

●	potential exposure to unknown or contingent tax or other liabilities of the target company;

●	exposure to potential asset quality problems of the target company;

●	potential volatility in reported income associated with goodwill impairment losses;

●	difficulty and expense of integrating the operations and personnel of the target company;

●	the risk that acquired business will not perform in accordance with management’s expectations based on its inability to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits;

●	potential disruptions to our business;

●	potential diversion of our management’s time and attention; and

●	the possible loss of key employees and customers of the target company.

Natural disasters, acts of terrorism, pandemics and other external events could harm our business.

Natural disasters can disrupt our operations, result in damage to our properties, reduce or destroy the value of the collateral for our loans and negatively affect the economies in which we operate, which could have a material adverse effect on our results of operations and financial condition. A significant natural disaster, such as a tornado, hurricane, earthquake, fire or flood, could have a material adverse impact on our ability to conduct business, and our insurance coverage may be insufficient to compensate for losses that may occur. Public health crises, such as new pandemics and epidemics, political crises, such as acts of terrorism, war, civil unrest, and political instability, or other events outside of our control including acts of violence or human error could cause disruptions to our business or the economy as a whole. While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations and financial condition.

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

As an emerging growth company, we are also not subject to Section 404(b) of the Sarbanes-Oxley Act of 2002, which would require that our independent auditors review and attest to the effectiveness of our internal control over financial reporting. We could be an emerging growth company for up to five years following the completion of the minority stock offering of Old HarborOne in 2016. We will cease to be an emerging growth company upon the earliest of: (1) the end of the fiscal year following the fifth anniversary of Old HarborOne’s initial public offering in 2016; (2) the first fiscal year after our annual gross revenues are $1.07 billion or more; (3) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (4) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million at the end of the second quarter of that fiscal year.

RISKS RELATED TO OUR REGULATORY ENVIRONMENT

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

At December 31, 2020, we conducted business throughout our Southeastern New England network of 26 full-service branches, and a commercial lending office in each of Boston, Massachusetts and Providence, Rhode Island. In addition, we have administrative offices in Brockton, Massachusetts. Most of our branches are equipped with ATMs and drive-up windows and we also have 5 stand-alone ATM locations in Massachusetts. HarborOne Mortgage, LLC, a subsidiary of HarborOne Bank maintains 39 offices in Massachusetts, Rhode Island, New Hampshire, Maine, New Jersey and Florida. We own 17 and lease 42 of the properties in which we operate. At December 31, 2020, the total net book value of our land, buildings, furniture, fixtures and equipment was $49.6 million.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)The Company’s shares of common stock are traded on the NASDAQ Global Select Market under the symbol “HONE.”  The approximate number of shareholders of record of the Company’s common stock as of March 2, 2021 was 3,136.  The number of record-holders may not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees.

Stock Performance Graph

The Company’s shares of common stock began trading on the NASDAQ Global Select Market on June 30, 2016. Accordingly, no comparative stock performance information is available for periods ending prior to this date. The performance graph below compares the Company’s cumulative shareholder return on its common stock since inception of trading on June 30, 2016 to the cumulative total return of the Russell 2000 index of small capitalization companies and the SNL U.S. Thrift Composite comprising thrifts with total assets of $1.0 billion to $5.0 billion. The initial offering price of the Company’s shares was $10.00 per share; however, the graph below depicts the cumulative return on the stock since inception of trading at $7.14 per share on June 30, 2016. Total shareholder return is measured by dividing total dividends (assuming dividend reinvestment) for the measurement period plus share price change for the period from the share price at the beginning of the measurement period. The return is based on the initial investment of $100.00. The information provided under Item 12 hereto is incorporated herein by reference.

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

The following chart depicts the total return performance of the Company:

Total Return Performance
Index Value
200
150
100
50
07/01/16
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
HarborOne Bank
Russell 2000 Index
SNL Thrift $1B-$5B Index

	Period Ending
Index	07/01/16	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
HarborOne Bancorp, Inc.	100.00	150.98	149.57	124.04	154.03	153.72
Russell 2000 Index	100.00	118.18	135.49	120.56	151.34	181.55
SNL Thrift $1B-$5B Index	100.00	136.19	137.94	98.98	116.46	93.54

Source : SNL Financial, an offering of S&P Global Market Intelligence

(b)Not applicable

(c)

Purchases of Equity Securities by the Issuer and Affiliated Purchases

	Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
				Maximum Number (or
			Total Number of Shares	Approximate Dollar
			Purchased as	Value) of Shares
	Total Number		Part of Publicly	that May Yet Be
	of Shares	Average Price	Announced Plans or	Purchased Under the
Index	Purchased	Paid Per Share	Programs	Plans or Programs
November 1 to November 30, 2020	685,300	$9.85	685,300	—
December 1 to December 31, 2020	805,800	10.57	1,491,100	—
Total	1,491,100	$10.24	1,491,100	1,429,800

The Company adopted a share repurchase program on September 3, 2020. The Company may repurchase up to 2,920,900 shares of the Company’s common stock, or approximately 5% of the Company’s current issued and outstanding shares. The repurchase program may be suspended or terminated at any time without prior notice, and it will expire September 3, 2021.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial and other data of the Company, as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018, set forth below are derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company and Notes thereto presented elsewhere herein. The results reflect the acquisition of Coastway on October 5, 2018.

	December 31,
	2020	2019	2018	2017	2016

	(in thousands)
Financial Condition Data:
Total assets	$4,483,615	$4,058,921	$3,653,121	$2,684,920	$2,448,310
Cash and cash equivalents	205,870	211,616	105,521	80,791	50,215
Securities available for sale, at fair value	276,498	239,473	209,293	170,853	136,469
Securities held to maturity, at cost	—	26,372	44,688	46,869	47,877
Asset held for sale	—	8,536	—	—	—
Loans held for sale, at fair value	208,612	110,552	42,107	59,460	86,443
Loans receivable, net	3,439,247	3,147,498	2,964,852	2,176,478	1,981,747
Deposits	3,506,209	2,942,873	2,685,061	2,013,738	1,804,753
Borrowings	183,130	388,039	553,735	290,365	275,119
Total equity	696,314	665,794	357,574	343,484	329,384

	Year Ended December 31,
	2020	2019	2018	2017	2016

	(in thousands)
Selected Operating Data:
Interest and dividend income	$148,558	$154,784	$115,708	$90,284	$74,756
Interest expense	28,492	45,722	26,778	15,936	13,761
Net interest income	120,066	109,062	88,930	74,348	60,995
Provision for loan losses	34,815	4,747	3,828	2,416	4,172
Net interest income, after provision for loan losses	85,251	104,315	85,102	71,932	56,823
Mortgage banking income	114,375	37,652	30,609	37,195	50,999
Loss on asset held for sale	—	(482)	—	—	—
Gains on sale and calls of securities, net	2,533	1,344	5	—	283
Other noninterest income	22,238	22,458	18,584	17,339	15,821
Noninterest expense	166,388	142,611	120,093	109,414	114,698
Income before income taxes	58,009	22,676	14,207	17,052	9,228
Income tax expense	13,217	4,408	2,813	6,673	3,297
Net income	$44,792	$18,268	$11,394	$10,379	$5,931

	At or For the Year Ended December 31,
	2020	2019	2018	2017	2016

Performance Ratios:
Return on average assets (ratio of net income to average total assets)	1.05%	0.49%	0.39%	0.40%	0.26%
Return on average equity (ratio of net income to average equity)	6.55	3.82	3.27	3.09	2.26
Interest rate spread(1)	2.80	2.81	2.99	2.88	2.71
Net interest margin(2)	3.06	3.14	3.22	3.04	2.85
Efficiency ratio(3)	63.55	82.49	86.43	84.83	89.47
Average interest-earning assets to average interest-bearing liabilities	134.81	125.39	124.05	124.78	121.83
Average equity to average total assets	16.09	12.78	11.91	13.00	11.50
Asset Quality Ratios:
Non-performing assets to total assets	0.77%	0.76%	0.51%	0.69%	0.94%
Non-performing loans to total loans	0.99	0.96	0.59	0.81	1.06
Allowance for loan losses to non-performing loans	162.44	79.35	116.62	103.55	80.11
Allowance for loan losses to total loans	1.59	0.76	0.69	0.84	0.85
Allowance for loan losses to total loans, excluding PPP	1.64	—	—	—	—
Net loans charged off as a percent of average loans outstanding	0.10	0.04	0.07	0.04	0.05
Capital Ratios for Bancorp:
Common equity Tier 1 to risk weighted assets	17.7%	18.7%	9.9%	15.1%	16.2%
Tier 1 capital to risk weighted assets	17.7	18.7	9.9	15.1	16.2
Total capital to risk weighted assets	19.9	20.6	11.8	16.0	17.0
Tier 1 capital to average assets	14.5	15.3	8.2	12.5	13.2

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

Overview

The Company’s principal subsidiary is the Bank. The Bank is a Massachusetts-chartered savings bank whose primary subsidiary is a residential mortgage company, HarborOne Mortgage, acquired on July 1, 2015.

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

As a result of the Offering, all shares and per share information prior to August 14, 2019 has been revised to reflect the 1.795431 exchange ratio. Such revised financial information presented in this Form 10-K is derived from the Consolidated Financial Statements of the Company.

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

The HarborOne Bank segment generates the significant majority of our consolidated net interest income and requires the provision for loan losses.  The HarborOne Mortgage segment generates the majority of our noninterest income. We have provided below a discussion of the material results of operations for each segment on a separate basis for the years ended December 31, 2020 and 2019, which focuses on noninterest income and noninterest expenses. We have also provided a discussion of the consolidated operations of the Company, which includes the operations of HarborOne Bank and HarborOne Mortgage, for the same periods.

For additional revenue, net income, assets, and other financial information for each of the Company’s reportable segments, see Part II, Item 8. “Financial Statements and Supplementary Data – Note 23: Segment Reporting.”

COVID-19 Pandemic Update

The COVID-19 pandemic is a highly unusual, unprecedented and evolving public health and economic crisis that had an impact on our operations during 2020. The Company continues to take significant steps to protect the health and well-being of its employees and customers and to assist customers who have been impacted by COVID-19 including providing drive-up and appointment banking, continued access to PPP loans and payment deferrals and forbearance to commercial and consumer customers.

Company Impact and Response

Our commercial and consumer banking products and services are offered primarily in Southeastern New England, where individual and governmental responses to the COVID-19 pandemic have led to a broad curtailment of economic activity beginning in March 2020. We have been able to continue serving our customers through online banking, drive-up teller windows and pre-scheduled appointments at our branches. We implemented work-from-home protocols for non-branch staff without any degradation to customer service or operations. The Company’s COVID-19 response team continues to monitor the local impact of COVID-19 in order to

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

anticipate and respond to developments quickly and decisively. As of December 31, 2020, we do not anticipate significant challenges to our ability to maintain our systems and controls and do not currently face any material resource constraints. The Company maintains access to multiple sources of liquidity. If an extended recession caused large numbers of the Company’s deposit customers to withdraw their funds, the Company may become more reliant on volatile or more expensive sources of funding.

We provided access to the PPP to both our existing and new customers to ensure small businesses in our communities have access to this important lifeline for their businesses. Under the initial phase of the PPP we provided 1,041 loans totaling $153.0 million. As of December 31, 2020, PPP loans amounted to $126.5 million, as we had processed forgiveness on 175 loans. As of December 31, 2020, there was $2.7 million in remaining deferred processing fee income that will be recognized over the life of the loans. We continue to participate in the PPP and have provided $71.0 million in PPP-2 loans as of January 29, 2021.

We are also working with commercial loan customers that may need payment deferrals or other accommodations to keep their loans out of default through the COVID-19 pandemic. As of December 31, 2020, we have provided 171 payment deferrals on commercial loans with a total principal balance of $295.3 million, or 14.0%, of total commercial loans. Of these 90.8% of the commercial deferrals have expired and the borrower is making payments as agreed, 0.09% of the commercial deferrals have expired and the borrower is delinquent, and 9.1% are in active deferral period. The active commercial deferrals expire during 2021. We have also provided loans with other accommodations totaling $4.6 million. We continue to consider requests for additional deferrals or new deferrals at December 31, 2020 for commercial credits. Commercial credits requesting extended deferrals are reviewed on a case-by-case basis by the Credit Committee, including the appropriate risk rating.

The residential loan and consumer loan portfolios have not experienced significant credit quality deterioration as of December 31, 2020; however, the continuing impact and uncertain nature of the COVID-19 pandemic may result in increases in delinquencies, charge-offs and loan modifications in these portfolios through the remainder of 2021. As of December 31, 2020, we had provided 172 payment deferrals on residential mortgage loans with a total principal balance of $51.9 million, or 4.7% of total residential loans, of which 86.1% of the deferrals have expired and are paying as agreed and 5.4% are in active deferral periods. We had 495 payment deferrals on consumer loans with a total principal balance of $11.6 million, or 4.2%, of total consumer loans, of which 93.5% of the deferrals have expired and are paying as agreed. Requests for additional extensions on residential mortgage loans and consumer loans were not significant as of December 31, 2020.

Most initial deferrals were for a 90-day period and none were greater than 180 days. Deferrals under this program began to expire in the third quarter of 2020. The following tables provide the principal balance of loans with payment deferrals, the current status of the deferral agreement and the quarter of expected expiration for active deferrals as of December 31, 2020.

									% Active
									deferrals to
								Total	Total
	Deferrals expired and		Deferrals expired &				Total	outstanding	outstanding
(dollars in thousands)	paying		delinquent		Active deferrals		deferrals	loans	loans
	#	$	#	$	#	$
Commercial real estate	66	$225,969	—	$—	5	$25,981	$251,950	$1,551,265	1.7%
Commercial and industrial	89	42,280	2	261	9	811	43,352	464,393	0.2
Commercial construction	—	—	—	—	—	—	—	99,331	—
Total commercial loans	155	268,249	2	261	14	26,792	295,302	2,114,989	1.3

One- to Four family	131	43,610	15	4,319	10	2,823	50,752	928,934	0.3
Home Equity	15	1,065	1	43	—	—	1,108	145,672	—
Residential construction	—	—	—	—	—	—	—	31,217	—
Total residential real estate	146	44,675	16	4,362	10	2,823	51,860	1,105,823	0.3

Consumer	460	10,839	17	360	18	399	11,598	273,830	0.1

Total loans	761	$323,763	35	$4,983	42	$30,014	$358,760	$3,494,642	0.9%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

	Active deferrals expiring by quarter
(dollars in thousands)	3/31/2021	6/30/2021	9/30/2021	12/31/2021	Total

Commercial real estate	$9,280	$8,961	$—	$7,740	$25,981
Commercial and industrial	281	530	—	—	811
Commercial construction	—	—	—	—	—
Total commercial loans	$9,561	$9,491	$—	$7,740	$26,792

One- to Four family	$2,199	$624	$—	$—	$2,823
Home equity	—	—	—	—	—
Residential construction	—	—	—	—	—
Total residential real estate	$2,199	$624	$—	$—	$2,823

Consumer	$272	$127	$—	$—	$399

Total loans	$12,032	$10,242	$—	$7,740	$30,014

Management continues to evaluate our loan portfolio, particularly the commercial loan portfolio, in light of the expected decrease in economic activity, the mitigating effects of government stimulus, and loan modification efforts designed to limit the long-term impacts of the COVID-19 pandemic. Our commercial loan portfolio is diversified across many sectors and is largely secured by commercial real estate loans, which make up 73.3% of the total commercial loan portfolio. Initial assessments of the impact of the COVID-19 pandemic on the commercial loan portfolio have been focused on sectors that have experienced a direct impact.  Management has identified six sectors as the most susceptible to immediate increased credit risk: retail, office space, hotels, health and social services, restaurants, and recreation. The total loan portfolio of the six commercial sectors identified as at risk totaled $948.5 million, which represents 44.8% of the commercial loan portfolio. The at-risk sectors include $735.7 million in commercial real estate loans, $179.3 million in commercial and industrial loans, and $33.6 million in commercial construction loans.

	At Risk Sectors
									Percent
				Health			Total		at risk
				and Social			at risk	Total	sector
	Retail	Office	Hotel	Services	Restaurants	Recreation	sectors	loans	to total

	(dollars in thousands)
Commercial real estate	$219,807	$193,137	$190,316	$107,522	$10,052	$14,831	$735,665	$1,551,265	47.4%
Commercial and industrial	28,572	16,298	2,624	90,719	34,628	6,435	179,276	464,393	38.6
Commercial construction	13,392	854	8,014	1,014	10,326	—	33,600	99,331	33.8
Total	$261,771	$210,289	$200,954	$199,255	$55,006	$21,266	$948,541	$2,114,989	44.8%

Outstanding principal, commercial deferrals	$46,701	$13,441	$120,359	$12,600	$13,462	$15,660	$222,223	$295,302	75.3%
PPP loans, net of fees	$4,451	$—	$444	$36,243	$7,278	$1,819	$50,235	$123,894	40.5%
Nonaccrual loans	$387	$—	$12,220	$245	$12	$118	$12,982	$34,101	38.1%

As of December 31, 2020, the retail sector was $261.8 million, or 12.4% of total commercial loans, and included $219.8 million in commercial real estate loans, $28.6 million in commercial and industrial loans, and $13.4 million in commercial construction loans. SBA PPP loans included in this sector totaled $4.5 million. We have provided deferrals for loans in this sector with outstanding principal balances of $46.7 million, $44.7 million have expired and are paying and $2.0 million are in active deferral that will expire in 2021. New loans originated in the retail sector during 2020 generally are supported by leases to credit-related tenants such as pharmacy and grocery stores, which have been essential businesses during the pandemic.

As of December 31, 2020, the office space sector was $210.3 million, or 9.9% of total commercial loans, and included $193.1 million in commercial real estate loans, $16.3 million in commercial and industrial loans, and $854,000 in commercial construction loans. We provided deferrals for loans in the sector with outstanding principal balances of $13.4 million, all of which have expired and are paying as of December 31, 2020. No PPP loans were originated in this sector.

As of December 31, 2020, the hotel sector was $201.0 million, or 9.5% of total commercial loans, and included $190.3 million in commercial real estate loans, $2.6 million in commercial and industrial loans, and $8.0 million in commercial construction loans. PPP loans included in the sector totaled $444,000. We have provided deferrals for loans in this sector with outstanding principal balances of

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

$120.4 million, $95.9 million that have expired deferral periods and are paying as agreed, and $254,000 that have expired deferral periods and are greater than 30 days delinquent and $24.2 million that are in an active deferral period. In addition, we have provided other relief for loans in this sector with outstanding principal balances of $81,000. At December 31, 2020, nonperforming loans included in the hotel sector amount to $12.2 million, including one loan that amounted to $9.0 million that is on nonaccrual and is considered impaired. This loan’s deferral period expires in the second quarter of 2021, however it was determined in the fourth quarter that weaknesses in the credit warranted a downgrade to substandard and nonaccrual status. A specific reserve of $1.8 million has been allocated to this loan.

The health and social services sector amounted to $199.3 million, or 9.4% of total commercial loans, as of December 31, 2020 and included $107.5 million in commercial real estate loans, $90.7 million in commercial and industrial loans, and $1.0 million in commercial construction loans. PPP loans included in the sector totaled $36.2 million, and we have provided deferrals for loans in this sector with outstanding principal balances of $12.6 million, all of which have expired and are paying as of December 31, 2020. New loans originated in the health and social services sector were generally owner occupied commercial real estate supported by stable and diverse medical practices.

As of December 31, 2020, the restaurant sector amounted to $55.0 million, or 2.6% of total commercial loans, including $7.3 million in PPP loans. We provided deferrals for loans in this sector with outstanding principal balances of $13.5 million. The recreation sector amounted to $21.3 million, or 1.0% of total commercial loans, including $1.8 million in PPP loans. We provided deferrals for loans in this sector with outstanding principal balances of $15.7 million. During the fourth quarter of 2020 two non-performing loans that were included in the recreation sector in previous quarters, with a recorded investment of $10.9 million, were sold and a charge off of $937,000 was recorded.

The loan portfolio has not experienced significant credit quality deterioration as of December 31, 2020, however, the continuing impact and uncertain nature of the COVID-19 pandemic may result in increases in delinquencies, charge-offs and loan modifications in these portfolios through the remainder of the year. Continued uncertainty regarding the severity and duration of the COVID-19 pandemic and related economic effects will continue to impact the magnitude of loan loss provisions and allowance for loan losses.

While interest and fees will continue to accrue on short term deferrals, the breadth of the economic impact may affect our borrowers’ ability to repay in future periods. Should eventual credit losses on these deferred payments emerge, interest income and fees in future periods could be negatively impacted.

The impact of the pandemic on the Company’s business, financial condition, results of operations and its customers has not been fully manifested in 2020. The fiscal stimulus and relief programs may have only delayed material adverse financial impact to the Company, and once the stimulus programs have been exhausted the Company may experience these impacts. The impacts will be contingent upon the possible resurgence of the virus, including new strains, offset by the success of the vaccine and its distribution and the ability of customers and businesses to return to their pre-pandemic routines. We anticipate continued economic uncertainty and volatility, which may have a future adverse financial impact on the Company.

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

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Allowance for Loan Losses.    The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. The allowance consists of general, specific reserve and unallocated components. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: the likelihood of default; the loss exposure at default; the amount and timing of future cash flows on impaired loans; the value of collateral; and the determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. In addition, the FDIC and the Massachusetts Commissioner of Banks, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings. See Note 6, “Loans” within Notes to Consolidated Financial Statements included in item 8 of this annual report.

Goodwill.     The assets (including identifiable intangible assets) and liabilities acquired in a business combination are recorded at fair value at the date of acquisition. Goodwill is recognized for the excess of the acquisition cost over the fair values of the net assets acquired and is not subsequently amortized. Identifiable intangible assets include core deposit premium and non-compete contracts and are being amortized on a straight-line basis over their estimated lives. Management assesses the recoverability of goodwill at least on an annual basis and of all intangible assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The impairment test uses a combined qualitative and quantitative approach. The initial qualitative approach assesses whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after this assessment, the Company determines that it is more likely than not that the fair value is less than the carrying value, a quantitative impairment test is performed. The quantitative impairment test compares book value to the fair value of the reporting unit. If the carrying amount exceeds fair value, an impairment charge is recorded through earnings.  Management has identified two reporting units for purposes of testing goodwill for impairment. The Company’s reporting units are the same as the segments used for segment reporting: the Bank, including the two security corporations and a Rhode Island passive investment corporation; and HarborOne Mortgage.

Deferred Tax Assets.    Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. Management reviews deferred tax assets on a quarterly basis to identify any uncertainties pertaining to the realization of such assets. In determining whether a valuation allowance is required against deferred tax assets, management assesses historical and forecasted operating results, including a review of eligible carryforward periods, tax planning opportunities and other relevant considerations. We believe the accounting estimate related to the valuation allowance is a critical estimate because the underlying assumptions can change from period to period. For example, tax law changes or variances in future projected operating performance could result in a change in the valuation allowance. Should actual factors and conditions differ materially from those used by management, the actual realization of net deferred tax assets could differ materially from the amounts recorded in the financial statements. If we were not able to realize all or part of our deferred tax assets in the future, an adjustment to the related valuation allowance would be charged to income tax expense in the period such determination was made and could have a negative impact on earnings. In addition, if actual factors and conditions differ materially from those used by management, we could incur penalties and interest imposed by taxing authorities.

Please see the Notes to the Consolidated Financial Statements for additional discussion of accounting policies.

Comparison of Financial Condition at December 31, 2020 and December 31, 2019

Total Assets.    Total assets increased $424.7 million, or 10.5%, to $4.48 billion at December 31, 2020 from $4.06 billion at December 31, 2019.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Cash and Cash Equivalents.  At December 31, 2020 cash and cash equivalents were $205.9 million, a decrease of 2.7% from $211.6 million at December 31, 2019.

Loans Held for Sale.    Loans held for sale at December 31, 2020 were $208.6 million, an increase of $98.1 million, or 88.7%, from $110.6 million at December 31, 2019, primarily reflecting higher residential mortgage loan demand in 2020 as compared to 2019.

Loans, net.    At December 31, 2020, net loans were $3.44 billion, an increase of $291.7 million, or 9.3%, from $3.15 billion at December 31, 2019. Gross loans increased $323.1 million, reflecting an increase in commercial loans of $486.4 million, partially offset by a decrease in residential real estate loans of $1.3 million and a decrease in consumer loans of $162.1 million. The allowance for loan losses was $55.4 million at December 31, 2020 and $24.1 million December 31, 2019.

The following table provides the composition of our loan portfolio at the dates indicated:

	December 31,
	2020		2019		2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(dollars in thousands)

Residential real estate:
One- to four-family	$928,934	26.6%	$937,305	29.6%	$947,204	31.7%	$682,765	31.1%	$683,392	34.2%
Second mortgages and equity lines of credit	145,672	4.2	155,716	4.9	159,153	5.3	90,082	4.1	93,958	4.7
Residential construction	31,217	0.9	14,055	0.4	14,659	0.5	11,904	0.5	14,925	0.7
Total residential real estate	1,105,823	31.6	1,107,076	34.9	1,121,016	37.5	784,751	35.8	792,275	39.6
Commercial:
Commercial real estate	1,551,265	44.4	1,168,412	36.8	929,927	31.1	650,330	29.6	486,281	24.3
Commercial construction	99,331	2.8	153,907	4.9	161,660	5.4	116,739	5.3	43,518	2.2
Commercial and industrial	464,393	13.3	306,282	9.7	277,271	9.3	109,523	5.0	105,490	5.3
Total commercial loans	2,114,989	60.5	1,628,601	51.4	1,368,858	45.9	876,592	39.9	635,289	31.8
Consumer:
Auto	25,134	0.7	49,686	1.6	95,973	3.2	171,734	7.8	257,125	12.9
Auto lease loans	240,132	6.9	374,906	11.8	387,046	13.0	347,761	15.8	298,282	14.9
Personal	8,564	0.2	11,289	0.4	12,614	0.4	14,129	0.6	15,744	0.8
Total consumer	273,830	7.8	435,881	13.7	495,633	16.6	533,624	24.3	571,151	28.6
Total loans	3,494,642	100.0%	3,171,558	100.0%	2,985,507	100.0%	2,194,967	100.0%	1,998,715	100.0%
Allowance for loan losses	(55,395)		(24,060)		(20,655)		(18,489)		(16,968)
Loans, net	$3,439,247		$3,147,498		$2,964,852		$2,176,478		$1,981,747

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The following table sets forth our loan originations, sales, purchases and principal repayment activities during the periods indicated:

	Year Ended December 31,
	2020	2019	2018

	(in thousands)

Total loans and loans held for sale at beginning of year	$3,276,285	$3,022,359	$2,247,782

Loan originations:
Residential real estate:
One- to four-family residential - Bank	—	—	69,349
One- to four-family residential - HarborOne Mortgage	2,814,194	1,334,458	866,945
Second mortgages and equity lines of credit	74,388	80,786	42,214
Residential real estate construction	41,562	14,371	16,775
Commercial real estate	414,633	339,253	233,573
Commercial construction	158,541	63,433	27,234
Commercial and industrial	318,010	70,507	72,047
Consumer	6,424	142,719	176,973
Total loans originations	3,827,752	2,045,527	1,505,110

Loan purchases: (1)
Acquired from Coastway:
One- to four-family residential	—	—	399,004
Home equity loans and lines of credit	—	—	67,622
Commercial real estate	—	—	114,350
Commercial and industrial	—	—	130,832
Consumer	—	—	1,176
Total acquired from Coastway	—	—	712,984
Commercial real estate	22,219	40,300	54,224
Commercial construction	5,000	55,400	34,262
Commercial and industrial	1,925	16,559	3,453
Total loan purchases	29,144	112,259	804,923

Loan sales: (2)
Residential real estate:
One- to four-family residential - Bank	—	—	(122,367)
One- to four-family residential - HarborOne Mortgage	(2,460,786)	(1,071,937)	(821,089)
Commercial real estate	(35,513)	—	—
Commercial construction	(37,154)	(3,672)	(7,200)
Commercial and industrial	(39,429)	(49,844)	(26,712)
Consumer	—	—	—
Total loan sales	(2,572,882)	(1,125,453)	(977,368)

Other:
Principal repayments, net of amortization	(596,226)	(568,739)	(427,629)
Net charge-offs	(3,480)	(1,342)	(1,662)
Unadvanced funds on originations	(255,799)	(200,310)	(121,888)
Transfer to other real estate owned	(1,540)	(2,191)	(1,654)
Total other	(857,045)	(772,582)	(552,833)
Net loan activity	426,969	259,751	779,832
Total loans and loans held for sale at end of year	$3,703,254	$3,282,110	$3,027,614

(1) Includes loan purchases and participations by the Bank in loans originated by other financial institutions.
(2) Includes loan sales and participations by other financial institutions in loans originated by the Bank.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The following table sets forth certain information at December 31, 2020 regarding scheduled contractual maturities during the period indicated. The table does not include any estimate of prepayments. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. The following table also sets forth the rate structure of loans scheduled to mature after one year.

		Second
	One- to	Mortgage
	Four-Family	and Equity
	Residential	Lines of	Residential	Commercial	Commercial	Commercial		Total
	Real Estate	Credit	Construction	Real Estate	Construction	and Industrial	Consumer	Loans

	(in thousands)

Amounts due in:
One year or less	$384	$4,119	$—	$110,410	$—	$45,122	$78,596	$238,631
After one year through five years	8,867	13,896	—	493,119	42,149	207,453	189,249	954,733
Beyond five years	919,683	127,657	31,217	947,736	57,182	211,818	5,985	2,301,278
Total	$928,934	$145,672	$31,217	$1,551,265	$99,331	$464,393	$273,830	$3,494,642
Interest rate terms on amounts due after one year:
Fixed rate	$845,901	$11,123	$31,217	$616,331	$29,831	$257,351	$195,234	$1,986,988
Adjustable-rate	$82,649	$130,430	$—	$824,524	$69,500	$161,920	$—	$1,269,023

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

Securities.    Total investment securities at December 31, 2020 were $276.5 million, an increase of $10.7 million, or 4.0%, from December 31, 2019. The purchase of $191.6 million of securities was partially offset by $113.3 million in prepayments, maturities, calls and amortization of securities. Securities in the amount of $69.8 million were sold with a gross realized gain of $2.5 million. The total security portfolio represented 6.2% of total assets as of December 31, 2020, compared to 6.5% as of December 31, 2019. The following table provides the composition of our securities available for sale and our securities held to maturity at the dates indicated:

	December 31,
	2020		2019		2018
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

	(in thousands)

Securities available for sale:
Debt securities:
U.S. government and government-sponsored enterprise obligations	$5,002	$5,095	$14,994	$15,204	$27,997	$27,541
U.S. government agency and government-sponsored mortgage-backed and collateralized mortgage obligations	251,145	254,283	190,119	191,546	136,633	134,945
SBA asset-backed securities	16,249	17,120	32,461	32,723	47,686	46,807
Total securities available for sale	$272,396	$276,498	$237,574	$239,473	$212,316	$209,293

Securities held to maturity:
Debt securities:
U.S. government agency and government-sponsored mortgage-backed and collateralized mortgage obligations	$—	$—	$14,115	$14,264	$16,749	$16,360
SBA asset-backed securities	—	—	5,308	5,432	5,818	5,819
Other bonds and obligations:
State and political subdivisions	—	—	6,949	7,231	22,121	22,527
Total securities held to maturity	$—	$—	$26,372	$26,927	$44,688	$44,706

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2020:

			More than One Year		More than Five
	One Year or Less		to Five Years		Years to Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield

	(dollars in thousands)

Securities available for sale:
Debt securities:
U.S. government and government-sponsored enterprise obligations	$—	—%	$—	—%	$5,002	3.70%	$—	—%	$5,002	3.70%
U.S. government agency and government-sponsored mortgage-backed and collateralized mortgage obligations	—	—	2,745	0.84	14,710	1.91	233,690	1.65	251,145	1.66
SBA asset-backed securities	—	—	1,365	2.07	4,908	2.34	9,976	2.57	16,249	2.46
Total debt securities	$—	—%	$4,110	1.25%	$24,620	2.36%	$243,666	1.69%	$272,396	1.74%

Mortgage Servicing Rights.    MSRs are created as a result of our mortgage banking origination activities and accounted for at fair value. At December 31, 2020, we serviced mortgage loans for others with an aggregate outstanding principal balance of $3.05 billion. Total MSRs were $24.8 million at December 31, 2020, compared to $17.2 million at December 31, 2019. The $7.7 million increase was primarily additions as a result of increased mortgage origination volume and loan sales throughout 2020, partially offset by reductions due to changes in market interest rates impacting payoff volume and valuations.

The following table represents the activity for mortgage servicing rights and the related fair value changes during the periods noted:

	Year Ended December 31,
	2020	2019	2018

	(in thousands)

Balance, beginning of period	$17,150	$22,217	$21,092
Additions	14,415	1,174	2,521
Changes in fair value due to:
Reductions from loans paid off during the period	(4,181)	(1,972)	(1,795)
Changes in valuation inputs or assumptions	(2,551)	(4,269)	399
Balance, end of period	$24,833	$17,150	$22,217

The fair value of our MSRs is determined by a third-party provider that determines the appropriate prepayment speed, discount and default rate assumptions based on our portfolio. Management obtains and reviews the calculation. Any measurement of fair value is limited by the conditions existing and assumptions made at a particular point in time. Those assumptions may not be appropriate if they are applied to a different point in time. The following table presents weighted average assumptions utilized in determining the fair value of MSRs at December 31, 2020 and 2019:

	December 31,
	2020	2019
Prepayment speed	14.30%	12.43%
Discount rate	9.23	9.34
Default rate	2.27	2.61

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Prepayment speeds are significantly impacted by mortgage rates. Decreasing mortgage rates normally encourage increased mortgage refinancing activity, which reduces the life of the loans underlying the mortgage servicing rights, thereby reducing the value of mortgage servicing rights. The value of mortgage servicing rights added during 2020 may not be as significantly impacted by changes in residential mortgage rates in the future due to the historically low mortgage rates during 2020.

Deposits.    Deposits increased $563.3 million, or 19.1%, to $3.51 billion at December 31, 2020 from $2.94 billion at December 31, 2019. The following table sets forth information concerning the composition of deposits:

	December 31,	December 31,	Increase (Decrease)
	2020	2019	Dollars	Percent

	(dollars in thousands)

Noninterest-bearing deposits	$689,672	$406,403	$283,269	69.7%
NOW accounts	218,526	165,790	52,736	31.8
Regular savings	998,994	620,705	378,289	60.9
Money market accounts	550,834	575,881	(25,047)	(4.3)
Term certificate accounts	614,884	785,005	(170,121)	(21.7)
Consumer and business deposits	3,072,910	2,553,784	519,126	20.3
Municipal deposits	321,938	286,932	35,006	12.2
Wholesale deposits	111,361	102,157	9,204	9.0
Total deposits	$3,506,209	$2,942,873	$563,336	19.1%

Reciprocal deposits	$104,946	$277,874	$(172,928)	(62.2)%

The deposit growth was driven by an increase of $519.1 million in retail deposits, a $35.0 million in municipal deposits, and an increase of $9.2 million in wholesale deposits. The increase in retail deposits was due to the increase in regular savings of $378.3 million, an increase of $283.2 million in noninterest-bearing deposits, and an increase of $52.7 million in NOW accounts, partially offset by a decrease of $170.1 million in term certificate deposits and a decrease of $25.0 million in money market accounts. Deposit growth reflects the development of commercial lending relationships, continued marketing efforts and customers maintaining liquidity.

Wholesale deposits includes brokered deposits of $100.0 million and $11.4 million in certificates of deposits from institutional investors. The Bank participates in a reciprocal deposit program that converts deposits at the Bank into multiple deposits at other financial institutions. The reciprocal deposit program provides access to FDIC-insured deposit products in aggregate amounts exceeding the current limits for depositors. Total deposits at December 31, 2020 included $104.9 million in reciprocal deposits, including $4.9 million in municipal deposits. The wholesale deposits provide a channel for the Company to seek additional funding outside the Bank’s core market. During the year ended December 31, 2020, we continued to focus on enhancing our deposit mix in order to better manage our cost of funds and to expand our customer relationships.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The following table sets forth the average balances and weighted average rates of our deposit products at the dates indicated:

	Year Ended December 31,
	2020			2019			2018
			Weighted			Weighted			Weighted
	Average		Average	Average		Average	Average		Average
	Balance	Percent	Rate	Balance	Percent	Rate	Balance	Percent	Rate

	(dollars in thousands)

Deposit type:
Noninterest-bearing demand	$576,128	17.7%	—%	$443,570	15.3%	—%	$308,441	13.8%	—%
NOW accounts	188,103	5.8	0.08	139,851	4.8	0.07	130,143	5.8	0.07
Regular savings and club	849,239	26.0	0.39	548,746	19.0	0.55	375,436	16.8	0.20
Money market	832,131	25.5	0.63	853,743	29.5	1.48	704,876	31.6	0.96
Certificates of deposit	816,893	25.0	1.72	908,702	31.4	2.34	714,620	32.0	1.82
Total	$3,262,494	100.0%	0.70%	$2,894,612	100.0%	1.28%	$2,233,516	100.0%	0.92%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The following table sets forth our certificates of deposit classified by interest rate as of the dates indicated:

	December 31,
	2020	2019	2018

	(in thousands)

Less than 0.50%	$244,711	$43,741	$32,762
0.50% to 0.99%	221,514	8,913	26,007
1.00% to 1.49%	77,163	31,921	134,537
1.50% to 1.99%	76,758	195,841	217,563
2.00% to 2.99%	112,481	603,672	477,592
3.00% and greater	305	4,369	812
Total	$732,932	$888,457	$889,273
Less unaccreted acquisition discount	(634)	(1,379)	(1,750)
Total, net of discount	$732,298	887,078	887,523

The following table sets forth the amount and maturities of our certificates of deposit by interest rate at December 31, 2020:

	Period to Maturity
		More than	More than	More than			% of Total
	Less than	One Year to	Two Years to	Three Years	More than		Certificate
	One Year	Two Years	Three Years	to Four Years	Four Years	Total	Accounts

	(dollars in thousands)

Less than 0.50%	$241,921	$2,297	$493	$—	$—	$244,711	33.39%
0.50% to 0.99%	207,048	3,459	443	9,198	1,366	221,514	30.22
1.00% to 1.49%	71,360	2,357	928	2,139	379	77,163	10.53
1.50% to 1.99%	73,329	3,231	96	103	—	76,759	10.47
2.00% to 2.99%	88,392	16,878	7,047	164	—	112,481	15.35
3.00% and greater	288	16	—	—	—	304	0.04
Total	$682,338	$28,238	$9,007	$11,604	$1,745	$732,932	100.00%
Less unaccreted acquisition discount						(634)
Total, net of discount						$732,298

The following table sets forth the maturity of certificates of deposit, excluding brokered deposits, of $100,000 or more as of December 31, 2020:

Maturity Period	Amount
(in thousands)

Three months or less	$151,890
Over three through six months	56,493
Over six months through one year	108,783
Over one year	21,151
Total	$338,317

Borrowings. Total borrowings from the FHLB were $149.1 million at December 31, 2020, a decrease of $205.0 million from $354.1 million at December 31, 2019.

In August 2018, the Company issued $35.0 million in fixed-to-floating rate subordinated notes. The notes bear interest at an annual fixed rate of 5.625% until September 1, 2023 at which time the interest rate resets quarterly to an interest rate per annum equal to the three month LIBOR plus 278 basis points. The notes are carried on the Consolidated Balance Sheets net of unamortized issuance costs of $967,000 at December 31, 2020, which are being amortized over the period to maturity date.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The following table sets forth information concerning balances and interest rates on our borrowings at the dates and for the periods indicated:

	At or For the Year Ended
	December 31,
	2020	2019	2018

	(dollars in thousands)

FHLB Advances:
Balance outstanding at end of year	$149,097	$354,132	$519,936
Average amount outstanding during the year	$192,059	$286,156	$291,782
Maximum outstanding at any month end	$341,114	$464,936	$519,936
Weighted average interest rate during the year	1.88%	2.30%	1.88%
Weighted average interest rate at end of year	1.75%	2.02%	2.39%

Subordinated Debt:
Balance outstanding at end of year	$35,000	$35,000	$35,000
Average amount outstanding during the year	$35,000	$35,000	$11,890
Maximum outstanding at any month end	$35,000	$35,000	$35,000
Weighted average interest rate during the year	6.17%	6.14%	6.47%
Weighted average interest rate at end of year	6.06%	5.63%	5.63%

Stockholders’ equity. Total stockholders’ equity was $696.3 million at December 31, 2020 compared to $665.8 million at December 31, 2019.

Comparison of Results of Operations for the Years Ended December 31, 2020 and 2019

HarborOne Bancorp, Inc. Consolidated

Overview.  Consolidated net income for the year ended December 31, 2020 was $44.8 million compared to net income of $18.3 million for the year ended December 31, 2019. The 2020 results were significantly impacted by the earnings of HarborOne Mortgage as a result of their historical level of loan closings, contributing $41.8 million in net income. The 2020 results also include $19.6 million in provision for loan losses and $1.8 million in noninterest expense related to the COVID-19 pandemic. Additionally, the 2020 results include $2.5 million in gain on sale of securities and a $1.6 million gain on the sale of VISA B shares. The 2019 results include a full year of income and expense from Coastway. Additionally, the 2019 results include $1.3 million in gain on sale of securities and a $482,000 loss on disposal of asset held for sale.

Average Balances and Yields. The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated, on a consolidated basis. Interest income on tax-exempt securities has been adjusted to a fully taxable-equivalent, or FTE, basis using a federal tax rate of 21% for the years ended December 31, 2020, 2019 and 2018. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

	Year Ended December 31,
	2020			2019			2018
	Average			Average			Average
	Outstanding		Yield/	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost

	(dollars in thousands)

Interest-earning assets:
Investment securities (1)	$264,196	$5,635	2.13%	$245,021	$6,923	2.83%	$238,580	$6,660	2.79%
Other interest-earning assets	153,676	1,288	0.84	102,810	2,970	2.89	50,912	1,591	3.12
Loans held for sale	124,936	3,892	3.12	67,136	2,767	4.12	47,540	2,205	4.64
Loans
Commercial loans (2)	1,913,304	76,208	3.98	1,483,439	74,085	4.99	1,050,311	51,614	4.91
Residential real estate loans (2)	1,116,601	46,430	4.16	1,115,616	49,459	4.43	860,614	35,345	4.11
Consumer loans (2)	353,412	15,127	4.28	460,625	18,684	4.06	516,179	18,473	3.58
Total loans	3,383,317	137,765	4.07	3,059,680	142,228	4.65	2,427,104	105,432	4.34
Total interest-earning assets	3,926,125	148,580	3.78	3,474,647	154,888	4.46	2,764,136	115,888	4.19
Noninterest-earning assets	324,942			270,441			160,762
Total assets	$4,251,067			$3,745,088			$2,924,898
Interest-bearing liabilities:
Savings accounts	$849,239	3,342	0.39	$548,746	3,032	0.55	$375,436	755	0.20
NOW accounts	188,103	143	0.08	139,851	104	0.07	130,143	86	0.07
Money market accounts	832,131	5,245	0.63	853,743	12,670	1.48	704,876	6,762	0.96
Certificates of deposit	714,628	12,930	1.81	811,089	18,880	2.33	645,901	11,800	1.83
Brokered deposits	102,265	1,133	1.11	97,613	2,371	2.43	68,719	1,160	1.69
Total interest-bearing deposits	2,686,366	22,793	0.85	2,451,042	37,057	1.51	1,925,075	20,563	1.07
FHLB advances	192,059	3,604	1.88	286,156	6,588	2.30	291,782	5,474	1.88
Subordinated debentures	33,967	2,095	6.17	33,848	2,077	6.14	11,457	741	6.47
Total borrowings	226,026	5,699	2.52	320,004	8,665	2.71	303,239	6,215	2.05
Total interest-bearing liabilities	2,912,392	28,492	0.98	2,771,046	45,722	1.65	2,228,314	26,778	1.20
Noninterest-bearing liabilities:
Noninterest-bearing deposits	576,128			443,570			308,441
Other noninterest-bearing liabilities	78,602			51,946			39,802
Total liabilities	3,567,122			3,266,562			2,576,557
Total equity	683,945			478,526			348,341
Total liabilities and equity	$4,251,067			$3,745,088			$2,924,898
Tax equivalent net interest income		120,088			109,166			89,110
Tax equivalent interest rate spread (3)			2.80%			2.81%			2.99%
Less: tax equivalent adjustment		22			104			180
Net interest income as reported		$120,066			$109,062			$88,930
Net interest-earning assets (4)	$1,013,733			$703,601			$535,822
Net interest margin (5)			3.06%			3.14%			3.22%
Tax equivalent effect			—			—			—
Net interest margin on a fully tax equivalent basis			3.06%			3.14%			3.22%
Ratio of interest-earning assets to interest-bearing liabilities	134.81%			125.39%			124.05%

Supplemental information:
Total deposits, including demand deposits	$3,262,494	$22,793		$2,894,612	$37,057		$2,233,516	$20,563
Cost of total deposits			0.70%			1.28%			0.92%
Total funding liabilities, including demand deposits	$3,488,520	$28,492		$3,214,616	$45,722		$2,536,755	$26,778
Cost of total funding liabilities			0.82%			1.42%			1.06%

(1) Includes securities available for sale and securities held to maturity. Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21%. The yield on investments before tax equivalent adjustments was 2.12%, 2.78% and 2.72% for the years ended December 31, 2020, 2019 and 2018, respectively.

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

	Year Ended December 31,
	2020 v. 2019			2019 v. 2018
	Increase (Decrease) Due to Changes in		Total	Increase (Decrease) Due to Changes in		Total
	Volume	Rate	Increase (Decrease)	Volume	Rate	Increase (Decrease)

	(in thousands)

Interest-earning assets:
Investment securities	$510	$(1,798)	$(1,288)	$178	$85	$263
Other interest-earning assets	1,041	(2,723)	(1,682)	1,507	(128)	1,379
Loans held for sale	1,929	(804)	1,125	830	(268)	562
Loans
Commercial loans	19,155	(17,032)	2,123	21,391	1,080	22,471
Residential real estate loans	335	(3,364)	(3,029)	9,754	4,360	14,114
Consumer loans	(3,932)	375	(3,557)	(1,363)	1,574	211
Total loans	15,558	(20,021)	(4,463)	29,782	7,014	36,796
Total interest-earning assets	19,038	(25,346)	(6,308)	32,297	6,703	39,000
Interest-bearing liabilities:
Savings accounts	1,357	(1,047)	310	117	2,160	2,277
NOW accounts	58	(19)	39	18	—	18
Money market accounts	(91)	(7,334)	(7,425)	1,707	4,201	5,908
Certificates of deposit	(2,028)	(3,922)	(5,950)	2,548	4,532	7,080
Brokered deposit	108	(1,346)	(1,238)	383	828	1,211
Total interest-bearing deposits	(596)	(13,668)	(14,264)	4,773	11,721	16,494
FHLB advances	(1,909)	(1,075)	(2,984)	(104)	1,218	1,114
Subordinated debentures	7	11	18	1,376	(40)	1,336
Total borrowings	(1,902)	(1,064)	(2,966)	1,272	1,178	2,450
Total interest-bearing liabilities	(2,498)	(14,732)	(17,230)	6,045	12,899	18,944
Change in net interest income	$21,536	$(10,614)	$10,922	$26,252	$(6,196)	$20,056

Interest and Dividend Income.    Tax equivalent interest and dividend income decreased $6.3 million, or 4.07%, in 2020, compared to 2019, primarily reflecting the repricing of adjustable rate loans and new loan originations at lower rates. Loan interest income decreased $4.5 million to $137.8 million, average loans increased $323.6 million and the yield decreased 58 basis points from a year ago. Loan interest income includes $4.9 million, as compared to $3.6 million in 2019, in accretion income from the fair value discount on loans acquired from Coastway. Loan interest income for the year ended December 31, 2020 also includes $2.5 million recognition of origination fees on the Paycheck Protection Payment loans.

Interest Expense.    Compared to 2019, interest expense for the year ended December 31, 2020 decreased $17.2 million, or 37.7% to $28.5 million from $45.7 million. The decrease primarily reflects a 66 basis point decrease in the cost of interest-bearing deposits, partially offset by an increase of $235.3 million in average interest-bearing deposits, resulting in a $14.3 million decrease in interest expense on deposits. The cost of deposit funds was significantly impacted by falling rates and the deposit mix, as customers moved to more liquid options. Money market accounts and certificates of deposits were the primary drivers of the rate decreases, decreasing 85 basis points and 52 basis points, respectively. The cost of FHLB borrowings decreased 42 basis points and the average balance decreased $94.1 million, resulting in a $3.0 million decrease in interest expense on FHLB borrowings.

Net Interest and Dividend Income.   Compared to 2019, tax equivalent net interest and dividend income for the year ended December 31, 2020 increased $10.9 million, or 10.0%, to $120.1 million from $109.2 million. The tax equivalent net interest spread decreased 1 basis point to 2.80% for the year ended December 31, 2020 from 2.81% for the year ended December 31, 2019, and net interest margin on a tax equivalent basis decreased 8 basis points to 3.06% for the year ended December 31, 2020 from 3.14% for the year ended December 31, 2019. The decrease in margin and spread was offset by the increase in interest-earning assets.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Income Tax Provision. The provision for income taxes and effective tax rate for the year ended December 31, 2020 was $13.2 million and 22.8%, respectively, compared to $4.4 million and 19.4%, respectively, for the year ended December 31, 2019. The 2020 tax provision was impacted by a 2016 federal tax refund of $1.9 million recognized on the expiration of the statute of limitations. During 2019, federal and state tax refunds of $2.5 million were recognized.

Segments.  The Company has two reportable segments: HarborOne Bank and HarborOne Mortgage. Revenue from HarborOne Bank consists primarily of interest earned on loans and investment securities and service charges on deposit accounts. Revenue from HarborOne Mortgage is comprised of interest earned on loans and fees received as a result of the residential mortgage origination, sale and servicing process. The table below shows the results of operations for the Company’s segments, HarborOne Bank and HarborOne Mortgage, for the years ended December 31, 2020 and 2019, and the increase or decrease in those results.

	HarborOne Bank				HarborOne Mortgage
	Year Ended				Year Ended
	December 31,		Increase (Decrease)		December 31,		Increase (Decrease)
	2020	2019	Dollars	Percent	2020	2019	Dollars	Percent

	(dollars in thousands)

Net interest and dividend income	$118,217	$109,106	$9,111	8.4%	$3,235	$1,064	$2,171	204.0%
Provision for loan losses	34,815	4,747	30,068	633.4	—	—	—	—
Net interest and dividend income, after provision for loan losses	83,402	104,359	(20,957)	(20.1)	3,235	1,064	2,171	204.0
Mortgage banking income:
Gain on sale of mortgage loans	—	1	(1)	(100.0)	105,469	33,556	71,913	214.3
Intersegment gain (loss)	(3,148)	(1,183)	(1,965)	(166.1)	3,148	1,183	1,965	166.1
Changes in mortgage servicing rights fair value	(2,376)	(1,431)	(945)	(66.0)	(4,356)	(4,810)	454	9.4
Other	1,360	1,494	(134)	(9.0)	14,278	8,842	5,436	61.5
Total mortgage banking income (loss)	(4,164)	(1,119)	(3,045)	(272.1)	118,539	38,771	79,768	205.7
Other noninterest income (loss)	24,909	23,365	1,544	6.6	(138)	(45)	(93)	(206.7)
Total noninterest income	20,745	22,246	(1,501)	(6.7)	118,401	38,726	79,675	205.7
Noninterest expense	98,354	100,688	(2,334)	(2.3)	66,859	39,753	27,106	68.2
Income (loss) before income taxes	5,793	25,917	(20,124)	(77.6)	54,777	37	54,740	NM
Provision (benefit) for income taxes	527	5,019	(4,492)	(89.5)	12,964	(77)	13,041	NM
Net income (loss)	$5,266	$20,898	$(15,632)	(74.8)%	$41,813	$114	$41,699	NM	%

HarborOne Bank Segment

Results of Operations for the Years Ended December 31, 2020 and 2019

Net Income.     Bank net income for the year ended December 31, 2020 decreased $15.6 million, or 74.8%, to $5.3 million from $20.9 million for the year ended December 31, 2019. The decrease in net income reflects an increase of $30.1 million in provision for loan losses and a decrease of $1.5 million in noninterest income, partially offset by a $2.3 million decrease in noninterest expense and a decrease in provision for income taxes of $4.5 million.

Provision for Loan Losses.    We recorded a provision for loan losses of $34.8 million for the year ended December 31, 2020, compared to $4.7 million for the year ended December 31, 2019. The year ended December 31, 2020 included $19.6 million of provision directly related to the estimate of incurred losses and uncertainty resulting from the impact of the COVID-19 pandemic. The provision also includes adjustments for our historical and peer loss experience rates and commercial loan growth. Additionally, there was a provision and charge-off in the amount of $937,000 related to two non-performing commercial loans that were transferred out of the portfolio and subsequently sold during the year ended December 31, 2020. For the year ended December 31, 2020, the Bank recorded net charge-offs of $3.5 million compared to $1.3 million for the year ended December 31, 2019. Nonaccrual loans increased to $34.1 million at December 31, 2020 from $30.3 million at December 31, 2019. The increase in nonaccrual loans is primarily due commercial real estate loans.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Noninterest Income.  Compared to the year ended December 31, 2019, total noninterest income for the year ended December 31, 2020 decreased $1.5 million, or 6.7%, to $20.7 million from $22.2 million. The following table sets forth the components on non-interest income:

	Year Ended December 31,		Increase (Decrease)
	2020	2019	Dollars	Percent

	(dollars in thousands)

Gain on sale of mortgage loans	$—	$1	$(1)	(100.0)%
Intersegment loss	(3,148)	(1,183)	(1,965)	(166.1)
Secondary market loan servicing fees, net of guarantee fees	1,360	1,494	(134)	(9.0)
Changes in mortgage servicing rights fair value	(2,376)	(1,431)	(945)	(66.0)
Total mortgage banking income	(4,164)	(1,119)	(3,045)	(272.1)%
Interchange fees	8,869	8,296	573	6.9
Other deposit account fees	5,149	7,998	(2,849)	(35.6)
Income on retirement plan annuities	414	402	12	3.0
Loss on asset held for sale	—	(482)	482	100.0
Gain on sale and call of securities	2,533	1,344	1,189	88.5
Bank-owned life insurance income	2,215	1,105	1,110	100.5
Swap fee income	1,531	2,798	(1,267)	(45.3)
Other	4,198	1,904	2,294	120.5
Total noninterest income	$20,745	$22,246	$(1,501)	(6.7)%

The primary reasons for the changes within the noninterest income categories shown in the preceding tables are noted below:

●	The Bank records an intersegment loss on loans purchased from HarborOne Mortgage that is offset in consolidation. The Bank has purchased $371.4 million residential mortgage loans from HarborOne Mortgage during 2020.

●	The decrease in other deposit fees reflects fee policy changes established in response to our customer needs related to the COVID-19 pandemic.

●	Other noninterest income includes $1.6 million in income from the sale of VISA B shares held in the investment portfolio.

●	The gain on sale and call of securities primarily reflects gain recognized on the sale of $72.3 million of securities.

●	The increase in bank-owned life insurance reflects an additional investment of $41.4 million in BOLI at the end of 2019.

●	Swap fee income is collected and recorded at the time the swap contract is entered into and therefore income fluctuates as a function of the swap agreements entered into in a period.

●	The loss on asset held for sale in 2019 reflects the write down to fair value on the transfer of the former Coastway corporate office in Warwick, RI to assets held for sale. The closing on the sale occurred in 2020 with no additional gain or loss being recorded at the time of sale.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Noninterest Expense.  Noninterest expense for the year ended December 31, 2020 decreased $2.3 million, or 2.3% to $98.4 million from $100.7 million for the year ended December 31, 2019. The following table sets forth the components on noninterest expense:

	Year Ended December 31,		Increase (Decrease)
	2020	2019	Dollars	Percent

	(dollars in thousands)

Compensation and benefits	$54,380	$57,566	$(3,186)	(5.5)%
Occupancy and equipment	14,527	14,416	111	0.8
Data processing expenses	8,532	8,392	140	1.7
Loan expenses	1,146	1,851	(705)	(38.1)
Marketing	3,138	3,366	(228)	(6.8)
Deposit expenses	1,874	1,583	291	18.4
Postage and printing	1,632	1,735	(103)	(5.9)
Professional fees	4,087	3,724	363	9.7
Foreclosed and repossessed assets	(4)	13	(17)	(130.8)
Deposit insurance	1,180	1,035	145	14.0
Other expenses	7,862	7,007	855	12.2
Total noninterest expense	$98,354	$100,688	$(2,334)	(2.3)%

The primary reasons for the significant changes within the noninterest expense categories shown in the preceding table are noted below:

●	The compensation and benefits decrease reflects a decrease in salary cost due the staff realignment that was undertaken in the third quarter and a decrease in 401(k) expense due to a change in the Company’s contribution rate from 9.3% to 5% of the social security wage base. The prior year included the accrual of compensation for the employment agreement of a former Coastway executive.

●	The decreases in loan expenses is due a decrease in lease termination expense as the lease auto loan portfolio runs off.

●	The increase in deposit expense reflects an increase in customer bad check losses.

●	Fluctuations in marketing and professional expenses are due to strategic efforts.

●	The increase in other expenses is due to $1.7 million in COVID-19 pandemic expenses partially offset by a decrease of $635,000 in amortization of core deposit intangibles.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

HarborOne Mortgage Segment

Results of Operations for the Year Ended December 31, 2020 and 2019.

Net Income.   HarborOne Mortgage recorded a net income of $41.8 million for the year ended December 31, 2020, as compared to net income of $114,000 for the year ended December 31, 2019. The HarborOne Mortgage segment’s results are heavily impacted by prevailing rates, refinancing activity and home sales.

Noninterest Income. For the years ended December 31, 2020 and 2019, noninterest income totaled $118.5 million and $38.8 million, respectively. Noninterest income is primarily from mortgage banking income for which the following table provides further detail:

	Year Ended December 31,		Increase (Decrease)
	2020	2019	Dollars	Percent

	(dollars in thousands)

Gain on sale of mortgage loans	$105,469	$33,556	$71,913	214.3%
Intersegment gain	3,148	1,183	1,965	166.1
Processing, underwriting and closing fees	10,608	5,426	5,182	95.5
Secondary market loan servicing fees net of guarantee fees	3,670	3,416	254	7.4
Changes in mortgage servicing rights fair value	(4,356)	(4,810)	454	9.4
Total mortgage banking income	$118,539	$38,771	$79,768	205.7%

Originated mortgage servicing rights included in gain on sale of mortgage loans	$13,722	$1,173	$12,549	NM %
Change in 10-year Treasury Constant Maturity rate in basis points	(99)	(77)

For the years ended December 31, 2020 and 2019, HarborOne Mortgage closed $2.81 billion and $1.33 billion, respectively, of residential mortgage loans. The following tables provide additional loan production detail:

	Year Ended December 31,
	2020		2019
	Loan		Loan
	Amount	% of Total	Amount	% of Total

	(dollars in thousands)

Product Type
Conventional	$2,122,262	75.5%	$912,246	68.4%
Government	163,467	5.8	202,025	15.1
State Housing Agency	84,975	3.0	58,454	4.4
Jumbo	442,800	15.7	161,238	12.1
Seconds	690	0.0	496	—
Total	$2,814,194	100.0%	$1,334,459	100.0%

Purpose
Purchase	$1,064,419	37.8%	$791,480	59.3%
Refinance	1,703,193	60.5	525,446	39.4
Construction	46,582	1.7	17,533	1.3
Total	$2,814,194	100.0%	$1,334,459	100.0%

The primary reason for the changes within the noninterest income categories shown in the preceding tables are noted below:

●	Gain on sale of mortgage loans increased $71.9 million, or 217.3%, due to increased residential mortgage demand as a result of increased refinance and purchase activity in 2020 due to lower mortgage interest rates. Included in the gain on mortgage sales was $13.7 million of originated mortgage servicing rights for the year ended December 31, 2020 as compared to $1.2 million for the year ended December 31, 2019.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

●	Processing, underwriting and closing fees increased, due to volume increases.

●	Secondary market loan servicing fees, net of guarantee fees increased consistent with an increase in the average balance of the serviced portfolio. The unpaid balance of the servicing portfolio totaled $2.56 billion and $1.28 billion at December 31, 2020 and 2019, respectively.

● The change in the MSR fair value is consistent with the change in the 10-year Treasury Constant Maturity rate. As interest rates fall, prepayment speeds increase and resulting in a decrease in MSR fair value. The Federal Reserve cuts to the federal funds rate resulted in the 10-year Treasury Constant Maturity rate decreasing 99 basis points for the year ended December 31, 2020, negatively impacting the fair value of the mortgage servicing rights. Decreasing interest rates generally result in a decrease in mortgage servicing rights fair value as the assumed prepayment speeds of the underlying mortgage loans tend to increase. Conversely, as interest rates rise and prepayment speeds slow, mortgage servicing rights fair value tends to increase. Residential mortgage loan payoffs also resulted in accelerated amortization of MSRs of $3.1 million and $1.6 million for the year ended December 31, 2020 and 2019, respectively. At December 31, 2020 and 2019, mortgage servicing rights were $21.8 million and $12.4 million, respectively.

Noninterest Expense. Noninterest expense increased $27.1 million or 68.2%, to $66.9 million for the year ended December 31, 2020 from $39.8 million. The following table sets forth the components on noninterest expense:

	Year Ended December 31,		Increase (Decrease)
	2020	2019	Dollars	Percent

	(dollars in thousands)

Compensation and benefits	$51,847	$29,566	$22,281	75.4%
Occupancy and equipment	3,240	2,909	331	11.4
Data processing expenses	280	300	(20)	(6.7)
Loan expenses	9,130	4,351	4,779	109.8
Marketing	252	339	(87)	(25.7)
Postage and printing	136	150	(14)	(9.3)
Professional fees	892	1,556	(664)	(42.7)
Other expenses	1,082	582	500	85.9
Total noninterest expense	$66,859	$39,753	$27,106	68.2%

The primary reason for the changes within the noninterest expense categories shown in the preceding tables are noted below:

●	The increase in compensation and benefits and loan expenses reflects increases consistent with the increase in loan origination volume.

●	Occupancy and equipment expense increased due to an increase in rent on leased premises.

●	The decrease in professional fees reflects 2019 consulting expenses to review the filings effected by the Home Mortgage Disclosure Act and no such expenses in 2020.

●	Other expenses includes $107,000 in pandemic expense with no such expense in 2019.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Comparison of Results of Operations for the Years Ended December 31, 2019 and 2018

Results of Operations for the Years Ended December 31, 2019 and 2018 are included in the December 31, 2019 Annual Report on Form 10-K filed by HarborOne Bancorp’s predecessor company, also named HarborOne Bancorp, Inc., with the Securities and Exchange Commission on March 13, 2020.

Asset Quality

The following table provides information with respect to our nonperforming assets and troubled debt restructurings at the dates indicated. We did not have any accruing loans past due 90 days or more at the dates presented.

	December 31,
	2020	2019	2018	2017	2016

	(dollars in thousands)
Nonaccrual loans:
Residential real estate:
One- to four-family	$11,611	$10,610	$12,120	$13,308	$16,456
Second mortgages and equity lines of credit	834	1,561	1,649	876	1,686
Commercial real estate	12,486	530	298	312	—
Commercial construction	—	11,244	—	130	134
Commercial and industrial	8,606	5,831	3,087	3,038	2,674
Consumer	564	545	557	191	230
Total nonaccrual loans (1)	34,101	30,321	17,711	17,855	21,180
Other real estate owned and repossessed assets:
One- to four-family residential real estate owned	297	298	556	665	1,767
Other repossessed assets	298	421	193	97	—
Total nonperforming assets	34,696	31,040	18,460	18,617	22,947
Performing troubled debt restructurings	11,652	15,104	17,899	20,377	25,134
Total nonperforming assets and performing troubled debt restructurings	$46,348	$46,144	$36,359	$38,994	$48,081

Total nonperforming loans to total loans (2)	0.98%	0.96%	0.59%	0.81%	1.06%
Total nonperforming assets and performing troubled debt restructurings to total assets	1.03%	1.14%	1.00%	1.45%	1.96%
Total nonperforming assets to total assets	0.77%	0.76%	0.51%	0.69%	0.94%

(1) $3.6 million and $5.0 million of troubled debt restructurings are included in total nonaccrual loans at December 31, 2020 and December 31, 2019, respectively
(2) Total loans is presented before allowance for loan losses, but includes deferred loan origination costs (fees), net.

Income related to impaired loans included in interest income for the years ended December 31, 2020, 2019 and 2018 amounted to $1.2 million, $2.0 million and $1.8 million, respectively. If nonperforming and restructured loans had been performing in accordance with their original terms, we estimate the income earned on those loans to be $2.1 million, $2.5 million and $2.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The following table presents our risk rated loans considered classified or special mention in accordance with our internal risk rating system:

	December 31,
	2020	2019	2018

	(in thousands)

Classified loans:
Substandard	$16,535	$14,997	$4,398
Doubtful	4,557	2,435	1,930
Loss	—	—	—
Total classified loans	21,092	17,432	6,328
Special mention	17,796	25,357	30,296
Total criticized loans	$38,888	$42,789	$36,624

None of the special mention assets at December 31, 2020, 2019 or 2018 were on nonaccrual. The increase in classified loans at December 31, 2020 was primarily caused by commercial real estate loans. As of December 31, 2020 classified loans includes two hotel loans that amount to $12.0 million and 5 loans to one borrower that amount to $5.4 million.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

At December 31, 2020, our allowance for loan losses was $55.4 million, or 1.59% of total loans and 162.44% of nonperforming loans. At December 31, 2019, our allowance for loan losses was $24.1 million, or 0.76% of total loans and 79.35% of nonperforming loans. Nonperforming loans at December 31, 2020 were $34.1 million, or 0.98% of total loans, compared to $30.3 million, or 0.96% of total loans, at December 31, 2019. The allowance for loan losses is maintained at a level that represents management’s best estimate of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for loan losses will be adequate to cover losses which may be realized in the future or that additional provisions for loan losses will not be required.

Delinquencies.     The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At December 31,
	2020			2019			2018			2017			2016
	Days Past Due			Days Past Due			Days Past Due			Days Past Due			Days Past Due
			90 or			90 or			90 or			90 or			90 or
	30-59	60-89	more	30-59	60-89	more	30-59	60-89	more	30-59	60-89	more	30-59	60-89	more

	(in thousands)

Residential real estate:
One- to four-family	$12,148	$2,223	$6,418	$9,364	$5,622	$5,668	$1,283	$4,554	$6,516	$3,269	$1,116	$5,267	$4,955	$1,873	$7,964
Second mortgages and equity lines of credit	460	46	433	418	77	760	846	237	754	256	110	296	588	190	724
Residential construction	471	—	—	—	—	—	—	—	—	—	—	—	—	—	134
Commercial real estate	416	—	3,369	261	4,730	191	—	—	298	—	312	—	—	—	—
Commercial construction	—	—	—	—	—	1,960	—	—	—	—	—	—	—	—	—
Commercial and industrial	444	191	1,243	2,000	722	3,133	34	550	2,575	2	—	260	55	—	387
Consumer	1,745	408	490	3,249	472	470	2,140	502	457	1,673	364	183	2,081	338	173
Total	$15,684	$2,868	$11,953	$15,292	$11,623	$12,182	$4,303	$5,843	$10,600	$5,200	$1,902	$6,006	$7,679	$2,401	$9,382

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	December 31,
	2020			2019			2018			2017			2016
		% of			% of			% of			% of			% of
		Allowance			Allowance			Allowance			Allowance			Allowance
		Amount to	% of Loans		Amount to	% of Loans		Amount to	% of Loans		Amount to	% of Loans		Amount to	% of Loans
		Total	in Category		Total	in Category		Total	in Category		Total	in Category		Total	in Category
	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans

	(dollars in thousands)

Residential real estate:
One- to four-family	$6,152	11.11%	26.58%	$2,606	10.83%	29.44%	$2,681	12.98%	31.63%	$3,375	18.25%	30.98%	$4,193	24.70%	34.09%
Second mortgages and equity lines of credit	1,072	1.94	4.17	551	2.29	4.88	508	2.46	5.31	525	2.84	4.07	770	4.54	4.68
Residential construction	195	0.35	0.89	21	0.09	0.44	50	0.24	0.49	100	0.54	0.54	163	0.96	0.72
Commercial real estate	34,765	62.76	44.39	12,875	53.51	37.03	10,059	48.70	31.35	7,835	42.38	29.95	7,150	42.14	24.93
Commercial construction	1,955	3.53	2.84	2,526	10.50	4.86	2,707	13.11	5.42	1,810	9.79	5.33	761	4.49	2.22
Commercial and industrial	5,311	9.59	13.29	2,977	12.37	9.67	2,286	11.07	9.30	2,254	12.19	5.00	1,920	11.32	5.05
Consumer	2,475	4.47	7.84	1,010	4.20	13.68	1,154	5.59	16.50	1,000	5.41	24.12	780	4.60	28.31
Total general and allocated allowance	51,925	93.74	100.00%	22,566	93.79	100.00%	19,445	94.15	100.00%	16,899	91.40	100.00%	15,737	92.75	100.00%
Unallocated	3,470	6.26		1,494	6.21		1,210	5.85		1,590	8.60		1,231	7.25
Total	$55,395	100.00%		$24,060	100.00%		$20,655	100.00%		$18,489	100.00%		$16,968	100.00%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated:

	Year Ended December 31,
	2020	2019	2018	2017	2016

	(dollars in thousands)

Allowance at beginning of period	$24,060	$20,655	$18,489	$16,968	$13,700
Provision for loan losses	34,815	4,747	3,828	2,416	4,172
Charge offs:
Residential real estate:
One- to four-family	(51)	(20)	(50)	(126)	(346)
Second mortgages and equity lines of credit	(9)	(116)	—	(18)	(56)
Commercial Real Estate	(1,240)	—	(94)	—	—
Commercial Construction	(937)	—	—	—	—
Commercial and industrial	(1,471)	(1,075)	(990)	(134)	(27)
Consumer	(599)	(891)	(847)	(1,039)	(935)
Total charge-offs	(4,307)	(2,102)	(1,981)	(1,317)	(1,364)

Recoveries:
Residential real estate:
One- to four-family	218	314	1	96	203
Second mortgages and equity lines of credit	122	168	49	70	66
Commercial real estate	1	6	—	—	—
Commercial and industrial	253	22	14	16	9
Consumer	233	250	255	240	182
Total recoveries	827	760	319	422	460
Net charge-offs	(3,480)	(1,342)	(1,662)	(895)	(904)
Allowance at end of period	$55,395	$24,060	$20,655	$18,489	$16,968
Total loans outstanding at end of period	$3,494,642	$3,165,733	$2,980,252	$2,188,322	$1,988,784
Average loans outstanding	$3,383,317	$3,059,680	$2,474,644	$2,165,806	$1,931,271
Allowance for loan losses as a percent of total loans outstanding at end of period	1.59%	0.76%	0.69%	0.84%	0.85%
Annualized net loans charged off as a percent of average loans outstanding	0.10%	0.04%	0.07%	0.04%	0.05%
Allowance for loan losses to nonperforming loans at end of period	162.44%	79.35%	116.62%	103.55%	80.11%

For the years ended December 31, 2020 and 2019, we recorded a provision for loan losses of $34.8 million and $4.7 million, respectively. The provision for loan losses for the year ended December 31, 2020 included adjustments for our analysis of our historical and peer loss experience rates, commercial real estate loan growth, and a $19.6 million provision directly related to the estimate of incurred losses and uncertainty resulting from the impact of the COVID-19 pandemic. The allowance for loan losses also reflects an additional provision expense and charge-off in the amount of $937,000 related to two non-performing commercial loans that were transferred out of portfolio and subsequently sold during the year. The provision for loan losses for the year ended December 31, 2019 primarily reflected total commercial loan growth and overall credit quality indicators.

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

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

frequency of interest rate changes as well as changes in the balance sheet composition and market conditions. Assumptions are supported with quarterly back-testing of the model to actual market rate shifts.

The table below presents the estimated impact of interest rate changes on our estimated net interest income over one year:

December 31, 2020
Change in Net Interest Income
Changes in Interest Rates	Year One
(basis points) (1)	(% change from year one base)
+300	9.7%
-100	(8.2)%

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

The table below sets forth, as of December 31, 2020, the estimated changes in the net economic value of equity that would result from the designated changes in the United States Treasury yield curve under an instantaneous parallel shift for the Bank. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

At December 31, 2020
				EVE as a Percentage of Economic
		Estimated Increase (Decrease)		Value of Assets
Changes in Interest Rates	Estimated	in EVE			Changes in
(basis points) (1)	EVE	Amount	Percent	EVE Ratio (2)	Basis Points
(dollars in thousands)

+ 300	$793,351	$83,071	11.7%	18.8%	3.1
0	710,280	—	—	15.7	—
- 100	575,318	(134,962)	(19.0)	12.6	(3.1)

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

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The Company has both a liquidity and contingent liquidity policy. The management of both policies is monitored by ALCO which is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. The projected cash flows are stress tested quarterly to estimate the needs for contingent funding outside of the normal course of business. To supplement liquidity, the Company has available collateral at the Federal Home Loan Bank of Boston, or FHLB of Boston and the Federal Reserve Bank of Boston. At December 31, 2020, the Bank had $741.7 million of additional borrowing capacity available at the FHLB of Boston and $65.3 million at the Federal Reserve Bank of Boston. The Bank also has a $25.0 million correspondent bank line of credit available. At December 31, 2020, the Bank had $149.1 million of borrowings outstanding with the FHLB of Boston. As of December 31, 2020, we have not experienced any signs of stress in our liquidity position as a result of the COVID-19 pandemic or otherwise. Management plans to continually monitor liquidity in future periods for signs of stress resulting from the COVID-19 pandemic.

Our cash flows are composed of three primary classifications: cash flows from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2020 cash and cash equivalents totaled $205.9 million.

Net cash used by operating activities was $27.0 million and $36.1 million for the years ended December 31, 2020 and 2019, respectively. Our primary investing activities are originating loans and purchasing securities. Net cash used in investing activities was $318.9 million and $228.8 million for the years ended December 31, 2020 and 2019, respectively. During the years ended December 31, 2020 and 2019, we had $306.4 million and $76.4 million, respectively, of loan originations, net of principal payments. During the year ended December 31, 2020, we purchased $191.6 million of securities and received proceeds from the maturities, prepayments and calls totaling $110.6 million. During the year ended December 31, 2019, those amounts were $109.3 million and $103.3 million, respectively. Net cash provided by financing activities was $340.1 million and $371.1 million for the years ended December 31, 2020 and 2019, respectively. Net cash provided by financing activities included $304.1 million from the offering in 2019. The net increase in deposits was $562.6 million for the year ended December 31, 2020 as compared to a net increase of $256.8 million for the prior year.  The net decrease in borrowings was $205.0 million and $165.8 million for the years ended December 31, 2020 and 2019, respectively.

HarborOne Bank is subject to various regulatory capital requirements. At December 31, 2020, HarborOne Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation—Capital Adequacy and Safety and Soundness—Regulatory Capital Requirements” and Note 19 of the Notes to Consolidated Financial Statements.

At December 31, 2020, we had outstanding commitments to originate loans of $539.1 million and unadvanced funds on loans of $476.1 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2020 totaled $682.3 million. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may use FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Contractual Obligations. We are obligated to make future payments according to various contracts. The following table presents the expected future payments of contractual obligations aggregated by obligation type at December 31, 2020. FHLB advances payments are assumed to be at call date, subordinated notes are assumed to be a redemption date and certificate of deposits are assumed to occur at maturity.

	One year or less	More than one year to three years	More than three years to five years	More than five years	Total

	(in thousands)

FHLB long-term advances	$101,750	$190	$10,987	$1,170	$114,097
Subordinated debt	—	—	35,000	—	35,000
Certificates of deposit	681,933	37,016	13,349	—	732,298
Operating leases	2,452	4,086	3,328	13,134	23,000
Total contractual obligations	$786,135	$41,292	$62,664	$14,304	$904,395

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Crowe LLP Independent Member Crowe Global

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of HarborOne Bancorp, Inc.

Brockton, Massachusetts

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of HarborOne Bancorp, Inc.  (the "Company") as of December 31, 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company's auditor since 2020.

/s/ Crowe LLP

New York, New York

March 12, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of HarborOne Bancorp, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of HarborOne Bancorp, Inc. (the “Company”) as of December 31, 2019, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes to the consolidated financial statements (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We served as the Company’s auditor from 2008 to 2019.

/s/ Wolf & Company, P.C.

Boston, Massachusetts

March 13, 2020

HarborOne Bancorp, Inc.

Consolidated Balance Sheets

	December 31,
(in thousands, except share data)	2020	2019

Assets
Cash and due from banks	$31,777	$24,464
Short-term investments	174,093	187,152
Total cash and cash equivalents	205,870	211,616

Securities available for sale, at fair value	276,498	239,473
Securities held to maturity, at amortized cost	—	26,372
Federal Home Loan Bank stock, at cost	8,738	17,121
Assets held for sale	—	8,536
Loans held for sale, at fair value	208,612	110,552
Loans	3,494,642	3,171,558
Less: Allowance for loan losses	(55,395)	(24,060)
Net loans	3,439,247	3,147,498
Accrued interest receivable	11,874	9,807
Other real estate owned and repossessed assets	595	719
Mortgage servicing rights, at fair value	24,833	17,150
Property and equipment, net	49,580	47,951
Retirement plan annuities	13,747	13,333
Bank-owned life insurance	87,950	85,735
Goodwill	69,802	69,802
Intangible assets	4,370	6,035
Other assets	81,899	47,221
Total assets	$4,483,615	$4,058,921

Liabilities and Stockholders' Equity
Deposits:
Demand deposit accounts	$689,672	$406,403
NOW accounts	218,584	165,877
Regular savings and club accounts	998,994	626,685
Money market deposit accounts	866,661	856,830
Term certificate accounts	732,298	887,078
Total deposits	3,506,209	2,942,873
Short-term borrowed funds	35,000	183,000
Long-term borrowed funds	114,097	171,132
Subordinated debt	34,033	33,907
Mortgagors' escrow accounts	7,736	6,053
Accrued interest payable	1,262	1,669
Other liabilities and accrued expenses	88,964	54,493
Total liabilities	3,787,301	3,393,127

Commitments and contingencies (Notes 9 and 10)

Common stock, $0.01 par value; 150,000,000 shares authorized; 58,834,970 and 58,489,222 shares issued; 57,205,458 and 58,418,021 shares outstanding at December 31, 2020 and December 31, 2019, respectively	584	584
Additional paid-in capital	464,176	460,232
Retained earnings	277,312	237,356
Treasury stock, at cost, 1,629,512 and 71,201 shares at December 31, 2020 and December 31, 2019, respectively	(16,644)	(721)
Accumulated other comprehensive income	2,185	1,480
Unearned compensation - ESOP	(31,299)	(33,137)
Total stockholders' equity	696,314	665,794
Total liabilities and stockholders' equity	$4,483,615	$4,058,921

The accompanying notes are an integral part of these Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Income

	Year Ended December 31,
(in thousands, except share data)	2020	2019	2018
Interest and dividend income:
Interest and fees on loans	$137,765	$142,228	$105,432
Interest on loans held for sale	3,892	2,767	2,205
Interest on taxable securities	5,510	6,325	5,624
Interest on non-taxable securities	103	494	856
Other interest and dividend income	1,288	2,970	1,591
Total interest and dividend income	148,558	154,784	115,708
Interest expense:
Interest on deposits	22,793	37,057	20,563
Interest on FHLB borrowings	3,604	6,588	5,474
Interest on subordinated debentures	2,095	2,077	741
Total interest expense	28,492	45,722	26,778
Net interest and dividend income	120,066	109,062	88,930
Provision for loan losses	34,815	4,747	3,828

Net interest and dividend income, after provision for loan losses	85,251	104,315	85,102

Noninterest income:
Mortgage banking income:
Gain on sale of mortgage loans	105,469	33,557	23,353
Changes in mortgage servicing rights fair value	(6,732)	(6,241)	(1,396)
Other	15,638	10,336	8,652
Total mortgage banking income	114,375	37,652	30,609
Deposit account fees	14,018	16,294	13,500
Income on retirement plan annuities	414	402	433
Loss on disposal of asset held for sale	—	(482)	—
Gain on sale and call of securities, net	2,533	1,344	5
Bank-owned life insurance income	2,215	1,105	1,728
Other income	5,591	4,657	2,923
Total noninterest income	139,146	60,972	49,198
Noninterest expense:
Compensation and benefits	105,615	86,787	70,568
Occupancy and equipment	17,841	17,396	13,212
Data processing	8,811	8,692	6,789
Loan expenses	10,276	6,202	5,382
Marketing	3,390	3,705	3,333
Deposit expenses	1,874	1,583	1,320
Postage and printing	1,819	1,935	1,494
Professional fees	5,456	5,689	3,832
Foreclosed and repossessed assets	(4)	13	95
Deposit insurance	1,180	1,035	2,097
Amortization of intangible assets	1,665	2,344	706
Merger expenses	—	—	5,092
Other expenses	8,465	7,230	6,173
Total noninterest expense	166,388	142,611	120,093

Income before income taxes	58,009	22,676	14,207

Income tax provision	13,217	4,408	2,813

Net income	$44,792	$18,268	$11,394

Earnings per common share (1):
Basic	$0.82	$0.33	$0.20
Diluted	$0.82	$0.33	$0.20
Weighted average shares outstanding (1):
Basic	54,313,368	55,731,637	56,689,591
Diluted	54,319,835	55,731,776	56,689,591

(1) Share amounts related to periods prior to the August 14, 2019 closing of the conversion offering have been restated to give retroactive recognition to the 1.795431 exchange ratio applied in the conversion offering (see Note 1).

The accompanying notes are an integral part of these Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in thousands)	2020	2019	2018

Net income	$44,792	$18,268	$11,394
Other comprehensive income:

Unrealized gain/loss on cash flow hedge:
Unrealized holding losses	(1,453)	—	—
Reclassification adjustment for net losses included in net income	46	—	—
Net change in unrealized losses on derivatives in cash flow hedging instruments	(1,407)	—	—
Related tax effect	394	—	—
Net-of-tax amount	(1,013)	—	—

Unrealized gain/loss on securities available for sale:
Unrealized holding gains (losses)	4,214	6,266	(2,212)
Reclassification of unrealized gain on securities transferred to available for sale	522	—	—
Reclassification adjustment for net realized gains	(2,533)	(1,344)	—
Net unrealized gains (losses)	2,203	4,922	(2,212)
Related tax effect	(485)	(1,084)	486
Net-of-tax amount	1,718	3,838	(1,726)

Total other comprehensive income (loss)	705	3,838	(1,726)

Comprehensive income	$45,497	$22,106	$9,668

The accompanying notes are an integral part of these Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

						Accumulated
	Common Stock		Additional		Treasury	Other	Unearned	Total
	Outstanding		Paid-in	Retained	Stock,	Comprehensive	Compensation	Stockholders'
(in thousands, except share data)	Shares (1)	Amount	Capital	Earnings	at Cost	Income (Loss)	- ESOP	Equity

Balance at December 31, 2017	58,616,160	327	147,060	207,590	(280)	(528)	(10,685)	343,484

Comprehensive income (loss)	—	—	—	11,394	—	(1,726)	—	9,668
Reclassification of stranded effect of tax rate change	—	—	—	104	—	(104)	—	—
ESOP shares committed to be released (106,576 shares)	—	—	503	—	—	—	594	1,097
Restricted stock awards forfeited, net of awards issued	(30,763)	—	—	—	—	—	—	—
Share-based compensation expense	—	—	4,593	—	—	—	—	4,593
Treasury stock purchased	(119,892)	—	—	—	(1,268)	—	—	(1,268)
Balance at December 31, 2018	58,465,505	$327	$152,156	$219,088	$(1,548)	$(2,358)	$(10,091)	$357,574

Corporate Reorganization:
Conversion of HarborOne Bancorp, Inc. (net of costs of $6.3 million)	8,760	257	303,804	—	—	—	—	304,061
Purchase of 2,482,945 shares by the ESOP	—	—	—	—	—	—	(24,829)	(24,829)
Treasury stock retired	—	—	(1,548)	—	1,548	—	—	—
Contributions of HarborOne Bancorp Mutual Bancshares	—	—	99	—	—	—	—	99
Comprehensive income	—	—	—	18,268	—	3,838	—	22,106
ESOP shares committed to be released (230,724 shares)	—	—	872	—	—	—	1,783	2,655
Restricted stock awards granted, net of awards forfeited	14,957	—	—	—	—	—	—	—
Share-based compensation expense	—	—	4,849	—	—	—	—	4,849
Treasury stock purchased	(71,201)	—	—	—	(721)	—	—	(721)
Balance at December 31, 2019	58,418,021	584	460,232	237,356	(721)	1,480	(33,137)	665,794

Comprehensive income	—	—	—	44,792	—	705	—	45,497
Dividends declared of $0.03 per share	—	—	—	(4,836)	—	—	—	(4,836)
ESOP shares committed to be released (230,723 shares)	—	—	265	—	—	—	1,838	2,103
Restricted stock awards granted, net of awards forfeited	345,748	—	—	—	—	—	—	—
Share-based compensation expense	—	—	3,679	—	—	—	—	3,679
Treasury stock purchased	(1,558,311)	—	—	—	(15,923)	—	—	(15,923)
Balance at December 31, 2020	57,205,458	$584	$464,176	$277,312	$(16,644)	$2,185	$(31,299)	$696,314

(1) Share amounts related to periods prior to the August 14, 2019 closing of the conversion offering have been restated to give retroactive recognition to the 1.795431 exchange ratio applied in the conversion offering (see Note 1).

The accompanying notes are an integral part of these Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2020	2019	2018

Cash flows from operating activities:
Net income	$44,792	$18,268	$11,394
Adjustments to reconcile net income to net cash used by operating activities:
Provision for loan losses	34,815	4,747	3,828
Net amortization of securities premiums/discounts	2,263	391	534
Proceeds from loans held for sale	2,460,786	1,105,494	849,949
Loans originated for sale	(2,446,830)	(1,138,718)	(800,642)
Net amortization of net deferred loan costs/fees and premiums	370	2,867	3,418
Depreciation and amortization of premises and equipment	4,011	4,394	3,241
Change in mortgage servicing rights fair value	6,732	6,241	1,396
Mortgage servicing rights capitalized	(14,415)	(1,173)	(2,521)
Accretion of fair value adjustment on loans and deposits, net	(4,175)	(2,838)	(1,242)
Amortization of intangible assets	1,665	2,344	706
Amortization of subordinated debt issuance costs	126	108	79
Gain on sale and call of securities, net	(2,533)	(1,344)	(5)
Net gains on mortgage loan sales, including fair value adjustments	(112,016)	(35,221)	(22,883)
Bank-owned life insurance income	(2,215)	(1,105)	(1,728)
Income on retirement plan annuities	(414)	(402)	(433)
Gain on sale of portfolio loans	—	—	(395)
Loss on disposal of asset held for sale	—	482	—
Net loss on disposal of premises and equipment	101	116	—
Net (gain) loss on sale and write-down of other real estate owned and repossessed assets	(41)	(69)	(15)
Deferred income tax benefit	(3,614)	(556)	(1,140)
ESOP expense	2,103	2,655	1,097
Share-based compensation expense	3,679	4,849	4,593
Change in other assets	(33,222)	(11,619)	1,929
Change in other liabilities	31,080	3,962	10,005
Net cash (used) provided by operating activities	(26,952)	(36,127)	61,165

Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	110,615	56,691	23,833
Purchases	(191,560)	(109,289)	(64,691)
Sales	67,574	28,391	—
Activity in securities held to maturity:
Maturities, prepayment and calls	432	18,218	3,839
Purchases	—	—	(2,996)
Sales	4,759	—	1,015
Net redemption (purchase) of FHLB stock	8,383	7,848	(9,437)
Investment in bank-owned life insurance	—	(40,000)	—
Proceeds from life insurance policies	—	—	2,215
Proceeds on asset held for sale	8,536	—	—
Proceeds from sale of portfolio loans transferred to held for sale	10,000	—	105,823
Participation-in loan purchases	(27,133)	(112,259)	(91,939)
Loan originations, net of principal payments	(306,421)	(76,389)	(105,671)
Proceeds from sale of other real estate owned and repossessed assets	1,704	2,290	1,638
Additions to property and equipment	(5,741)	(4,434)	(5,545)
Cash paid, net of cash acquired, in business combinations	—	—	(73,987)
Cash received in MHC merger	—	99	—
Net cash used by investing activities	(318,852)	(228,834)	(215,903)

(continued)

The accompanying notes are an integral part of these Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2020	2019	2018

Cash flows from financing activities:
Net increase in deposits	562,591	256,847	194,865
Net change in short-term borrowed funds	(148,000)	(107,000)	(29,000)
Proceeds from other borrowed funds and other long term borrowings	40,000	31,220	131,795
Repayment of other borrowed funds	(97,035)	(90,024)	(116,254)
Net change in mortgagors' escrow accounts	1,683	1,502	(670)
Purchase of shares by the ESOP	—	(24,829)	—
Treasury stock purchased	(15,923)	(721)	(1,268)
Net proceeds from sale of common stock	—	304,061	—
Dividends paid	(3,258)	—	—
Net cash provided by financing activities	340,058	371,056	179,468

Net change in cash and cash equivalents	(5,746)	106,095	24,730

Cash and cash equivalents at beginning of period	211,616	105,521	80,791

Cash and cash equivalents at end of period	$205,870	$211,616	$105,521

Supplemental cash flow information:
Interest paid on deposits	$23,253	$36,824	$20,423
Interest paid on borrowed funds	5,910	8,933	5,227
Income taxes paid, net	18,089	3,627	2,834
Transfer of loans to other real estate owned and repossessed assets	1,540	2,191	1,654
Transfer of securities held to maturity to available for sale, fair value	22,051	—	105,823
Transfer of loans to loans held for sale	10,937	—	—
Transfer of asset to asset held for sale	—	8,536	—
Dividends declared	4,836	—	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

HarborOne Bancorp, Inc. (the “Company”) is the stock holding company of HarborOne Bank (the “Bank”), a Massachusetts-chartered savings bank, which in turn owns a residential mortgage banking company, HarborOne Mortgage, LLC (“HarborOne Mortgage”). HarborOne Mortgage was acquired as Merrimack Mortgage, LLC on July 1, 2015 and effective April 3, 2018 became HarborOne Mortgage. The Consolidated Financial Statements include the accounts of the Company, the Company’s subsidiaries, Legion Parkway Company LLC, a security corporation formed on July 13, 2016 and HarborOne Bank; and the Bank’s wholly-owned subsidiaries. HarborOne Mortgage, two security corporation subsidiaries and one passive investment subsidiary, which were established for the purpose of buying, holding and selling securities on their own behalf. All significant intercompany balances and transactions have been eliminated in consolidation.

Conversion and Reorganization

On August 14, 2019, the Company completed a second step conversion offering (the “Offering”). Prior to the completion of the Offering, approximately 53% of the shares of common stock of the Company were owned by HarborOne Mutual Bancshares, a mutual holding company (the “MHC”). The Company raised gross proceeds of $310.4 million and incurred expenses of $6.3 million, resulting in net cash proceeds of $304.1 million by selling 31,036,812 shares of common stock at $10.00 per share in the Offering, shares of common stock formerly held by the MHC. In addition, each share of the Company common stock owned by shareholders, other than the MHC, prior to the Offering was exchanged for 1.795431 shares of Company common stock, for a total of 12,162,763 shares of Company common stock that were issued in the exchange. The Company utilized $24.8 million to fund an additional ESOP loan, invested $151.3 million into the Bank’s operations, and retained the remaining amount for general corporate purposes.

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

Risks and Uncertainties

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a global pandemic, and almost all public commerce and related business activities have been, to varying degrees, curtailed. The COVID-19 pandemic has caused economic and social disruption on an unprecedented scale. While some industries have been impacted more severely than others, all businesses have been impacted to some degree. The outbreak has also caused significant disruptions in the U.S. economy and has adversely impacted a broad range of industries in which the Company’s customers operate, which has impaired, or

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

may impair in the future, their ability to fulfill their financial obligations to the Company. The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions.

Congress, the President, and the Board of Governors of the Federal Reserve System (the “Federal Reserve”) have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), a $2 trillion legislative package, was signed into law at the end of March 2020. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. Additionally, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act was enacted on December 27, 2020, providing for a second round of PPP loans (“PPP-2”). Also on December 27, 2020, the Consolidated Appropriations Act passed on December 27, 2020 provided the option of postponing adoption of the standard until the earlier of the end of the national emergency declaration related to the COVID-19 pandemic or December 31, 2022. The Federal Reserve also took actions to mitigate the economic impact of the COVID-19 pandemic, including cutting the federal funds rate 150 basis points and targeting a 0 to 25 basis point rate. In addition to the general impact of the COVID-19 pandemic, certain provisions of the CARES Act as well as other legislative and regulatory relief efforts are expected to have a material impact on the Company’s operations.

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

Use of Estimates

To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, however, actual results could differ.

Business Combinations

Business combinations are accounted for using the acquisition method of accounting. Under this method, the accounts of an acquired entity are included with the acquirer’s accounts as of the date of acquisition with any excess of purchase price over the fair value of the net assets acquired (including identifiable intangibles) capitalized as goodwill.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

As consideration for such transactions, the Company will typically issue common stock and/or pay cash, depending on the terms of the acquisition agreement. The value of common stock issued is based upon the market price of the stock as of the closing of the acquisition.

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

Cash Flows

Cash and cash equivalents include cash, interest-bearing deposits with other financial institutions with maturities fewer than 90 days, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions and interest-bearing deposits in other financial institutions.

Debt Securities

Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Management evaluates debt securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For debt securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a debt security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: (1) OTTI related to credit loss, which must be recognized in the income statement and (2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

Federal Home Loan Bank Stock

The Company, as a member of the Federal Home Loan Bank (“FHLB”) system, is required to maintain an investment in capital stock of the FHLB of Boston. Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost.  At its discretion, the FHLB may declare dividends on the stock. The Company reviews FHLB stock for impairment based on the ultimate recoverability of the cost basis. As of December 31, 2020, no impairment has been recognized.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

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

All interest accrued but not received for loans placed on non-accrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method until qualifying for return to accrual. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero.

Under the cash-basis method, interest income is recorded when the payment is received in cash. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The Company’s loan portfolio includes residential real estate, commercial real estate, construction, commercial and industrial and consumer segments. Residential real estate loans include classes for one- to four-family and second mortgages and equity lines of credit. Consumer loans include classes for auto and personal loans.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

General component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the Company’s loan segments. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment except commercial real estate, commercial construction and commercial and industrial loans. Due to the lack of historical loss experience for our commercial real estate, commercial construction and commercial and industrial loan portfolio, we utilize peer loss data. Adjustments to loss factors are considered for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

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

Commercial real estate – Commercial real estate loans are primarily secured by income-producing properties in southeastern New England. The underlying cash flows generated by the properties can be adversely impacted by a downturn in the economy, as evidenced by increased vacancy rates, which in turn, could have an effect on the credit quality in this segment. Management obtains rent rolls annually and continually monitors the cash flows of these loans.

Commercial construction –Commercial construction loans may include speculative real estate development loans for which payment is derived from lease or sale of the property. Credit risk is affected by cost overruns, time to lease or sell at an adequate price, and market conditions.

Commercial and industrial – Commercial and industrial loans in this segment are made to businesses and are generally secured by assets of the business. Repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer or business spending, could have an effect on the credit quality in this segment.

Consumer – Consumer loans in this segment are generally secured by automobiles or unsecured and repayment is dependent on the credit quality of the individual borrower.

Specific Reserve

The specific reserves relate to loans that are classified as impaired. Residential real estate and commercial loans are evaluated for impairment on a loan-by-loan basis. Impairment is determined by nonaccrual status, whether a loan is subject to a troubled debt restructuring (“TDR”) agreement or in the case of certain loans, based on the internal credit rating. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, except for TDRs, the Company does not separately identify individual consumer loans for impairment evaluation.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

TDRs are individually evaluated for impairment and included in the separately identified impairment disclosures. TDRs are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a TDR is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral.

For TDRs that subsequently default, the Company determines the amount of the allowance on that loan in accordance with the accounting policy for the allowance for loan losses on loans individually identified as impaired. The company incorporates recent historical experience related to TDRs including the performance of TDRs that subsequently default into the calculation of the allowance by loan portfolio segment.

Unallocated component

The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general reserves in the portfolio. The unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. Additionally, the Company’s unseasoned commercial portfolio and use of peer group data to establish general reserves for the commercial portfolio adds another element of risk to management’s estimates.

Loan Commitments and Related Financial Instruments

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

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

Employee Stock Ownership Plan

Compensation expense for the Company’s ESOP is recorded at an amount equal to the shares committed to be allocated by the ESOP multiplied by the quarterly average fair market value of the shares during the year. The Company recognizes compensation expense ratably over the year based upon the Company’s estimate of the number of shares committed to be allocated by the ESOP. The difference between the average fair market value and the cost of the shares committed to be allocated by the ESOP is recorded as an adjustment to additional paid-in capital. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce debt and accrued interest.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Mortgage Servicing Rights

When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income.

Under the fair value measurement method, the Company measures servicing rights at fair value at each reporting date and reports changes in fair value of servicing assets in earnings in the period in which the changes occur, and are included with changes in mortgage servicing rights fair value on the income statement. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

Servicing fee income, which is reported on the income statement as Mortgage banking income, Other income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. Late fees and ancillary fees related to loan servicing are not material.

Derivative Financial Instruments

At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company’s intentions and belief as to the likely effectiveness as a hedge. These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), of (3) an instrument with no hedging designation (“stand alone derivative”). For a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings as fair values change. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and reclassified into earnings in the same periods during which the hedged transaction affects earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as non-interest income.

Net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. Net cash settlements on derivatives that do not qualify for hedge accounting are reported in non-interest income. Cash flows on hedges are classified in the cash flow statement the same as the cash flows of the items being hedged.

The Company formally documents all relationships between derivatives and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. This documentation includes linking fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of the hedged items. The Company discontinues hedge accounting prospectively when it is determined that (1) the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item; (2) the derivative expires, is sold, or terminated; (3) the derivative instrument is de-designated as a hedge because the forecasted transaction is no longer probable of occurring; (4) a hedged firm commitment no longer meets the definition of a firm commitment; or (5) management otherwise determines that designation of the derivative as a hedging instrument is no longer appropriate.

When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as noninterest income. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transaction is still expected to occur, changes in value that were accumulated in other comprehensive income are amortized or accreted into earnings over the same periods which the hedged transactions will affect earnings.

The Company accounts for commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans as free standing derivatives. The fair value of the interest rate lock is recorded at the time the commitment to fund the mortgage loan is executed and is adjusted for the expected exercise of the commitment before the loan is funded. In order to hedge the change in interest rates resulting from its commitments to fund the loans, the Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into. Fair values of these

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked. Changes in fair value are recorded as gain on sale of mortgage loans.

The Company also enters into interest rate swap contracts to meet the financing needs of the Company’s commercial customers. Offsetting swap agreements are simultaneously transacted to effectively eliminate the Company’s market and interest rate risk associated with the swaps. Interest rate swaps are recognized on the Consolidated Balance Sheets in other assets and other liabilities with changes in their fair values recorded in other income.

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

During the normal course of business, the Company may transfer a portion of a financial asset, for example, a participation loan or the government guaranteed portion of a loan. In order to be eligible for sale treatment, the transfer of the portion of the loan must meet the criteria of a participating interest. If it does not meet the criteria of a participating interest, the transfer must be accounted for as a secured borrowing. In order to meet the criteria for a participating interest, all cash flows from the loan must be divided proportionately, the rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties and no loan holder has the right to pledge or exchange the entire loan.

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

Goodwill and Identifiable Intangible Assets

The assets (including identifiable intangible assets) and liabilities acquired in a business combination are recorded at fair value at the date of acquisition. Goodwill is recognized for the excess of the acquisition cost over the fair values of the net assets acquired and is not subsequently amortized. Identifiable intangible assets include core deposit premium and non-compete contracts and are being amortized over their estimated lives. Management assesses the recoverability of goodwill at least on an annual basis and all intangible assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The impairment test uses a combined qualitative and quantitative approach. The initial qualitative approach assesses whether the existence of events or circumstances led to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after this assessment, the Company determines that it is more likely than not that the fair value is less than the carrying value, a quantitative impairment test is performed. The quantitative impairment test compares book value to the fair value of the reporting unit.  If the carrying amount exceeds fair value, an impairment charge is recorded through earnings. Management has identified two reporting units for purposes of testing goodwill for impairment. The Company’s reporting units are the same as the segments used for segment reporting - the Bank, including the two security corporations, and one passive investment company, and HarborOne Mortgage. No impairment has been recognized as of December 31, 2020.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

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

Fair Value of Financial Instruments

The fair value of financial instruments is estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgement regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

Share-based Compensation Plans

The Company’s share-based compensation plans provide for awards of stock options, restricted stock and other stock-based compensation to directors, officers and employees. The cost of employee services received in exchange for awards of equity instruments is based on the grant-date fair value of those awards. Compensation cost is recognized over the requisite service period as a component of compensation expense. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options granted, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. The Company has elected to recognize forfeitures of awards as they occur (e.g., when an award does not vest because the employee leaves the Company or does not meet specific performance measures).

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other comprehensive income (loss). Other comprehensive income includes unrealized gains and losses on debt securities available for sale and cash flow hedges, net of taxes, which are also recognized as a separate component of equity.

Revenue Recognition

Effective January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) with no cumulative effect adjustment to retained earnings upon adoption.

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

Earnings Per Share

Basic earnings per common share is net income divided by the weighted-average number of common shares outstanding during the period. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. Restricted stock awards are included in weighted average common shares outstanding as they are earned. Outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable. Potential common shares that may be issued by the Company relate to outstanding stock options awards and restricted stock awards and are determined using the treasury stock method.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe such matters exist that will have a material effect on the financial statements.

Recent Accounting Pronouncements

As an “emerging growth company” (“EGC”) as defined in Title 1 of the Jumpstart Our Business Startups Act of 2012, or the “Jobs Act,” the Company has elected to use the extended transition period to delay the adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to non-public companies. As of December 31, 2020, there is no significant difference in the comparability of the financial statements as a result of this extended transition period. The Company’s EGC status is scheduled to end December 31, 2021.

Accounting Guidance Issued But Not Yet Adopted

In October 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-08, Codification Improvements to Subtopic 310-20, Receivables-Nonrefundable Fees and Other Costs, to clarify that an entity should reevaluate whether a callable security is within the scope of ASC paragraph 310-20-35-33 for each reporting period. The ASU is effective for fiscal years, and interim periods within those fiscal years beginning after December 31, 2020 and early application is not permitted. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early application is permitted for all other entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company is currently evaluating the effect that this ASU will have on the Company’s consolidated financial statements.

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. These provisions apply to contract modifications that reference LIBOR or another reference rate expected to be discounted because of reference rate reform. Qualifying modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate and the modification would be considered “minor” so that any existing unamortized deferred loan origination fees and costs would carry forward and continue to be amortized. Qualifying modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. ASU 2020-04 also provides numerous optional expedients for hedge accounting. The amendments in the ASU are effective as of March 12, 2020 through December 31, 2022, with adoption permitted as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected, the amendments must be applied prospectively for all eligible contract modifications. The Company is currently evaluating the effect that this ASU will have on the Company’s consolidated financial statements.

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

In June 2016, FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), commonly referred to as “CECL,” which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. The ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. For public entities that are SEC filers, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. For non-public entities, this ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. With the passage of the CARES Act, the option to delay CECL was provided until the earlier of the national health emergency being declared over or December 31, 2020. The Consolidated Appropriations Act passed on December 27, 2020 provided the option of postponing adoption of the standard until the earlier of the end of the national emergency declaration related to the COVID-19 pandemic or December 31, 2022. The Company continues to evaluate the impact of this ASU on the consolidated financial statements and disclosures. The Company has formed a cross functional working group and selected a third-party vendor to assist with the application of this ASU. The working group has an implementation plan which includes assessment and documentation of processes, internal controls, data sources and model development and documentation. The working group has met key milestones within the implementation plan and the Company expects to adopt the ASU on or about January 1, 2022.

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). This update requires a lessee to record a right-to-use asset and a liability representing the obligation to make lease payments for long-term leases. For public business entities, this update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For non-public business entities, this update is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company will adopt the ASU in the first quarter of 2021 and expects an increase in the right of use assets and operating lease liabilities of approximately $20.0 million to $30.0 million, as we finalize evaluation of items within scope, with no material effect on the Company’s key financial ratios.

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

In 2018, HarborOne Mortgage acquired a primary third-party originator, Cumberland Mortgage, and recorded $327,000 in goodwill. Goodwill recognized in these transactions is not deductible for income tax purposes.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

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

3.CASH AND DUE FROM BANKS

Effective March 26, 2020, the Federal Reserve reduced the reserve requirement to 0% which eliminated reserve requirements for all depository institutions. Prior to March 26, 2020, the Company was required to maintain average balances on hand or with the Federal Reserve Bank of Boston. At December 31, 2019 reserve balances amounted to $7.0 million.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

4.	DEBT SECURITIES

The amortized cost and fair value of securities with gross unrealized gains and losses is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)

December 31, 2020:
Securities available for sale
U.S. government and government-sponsored enterprise obligations	$5,002	$93	$—	$5,095
U.S. government agency and government-sponsored residential mortgage-backed securities	234,819	3,113	305	237,627
U.S. government-sponsored collateralized mortgage obligations	16,326	330	—	16,656
SBA asset-backed securities	16,249	871	—	17,120
Total securities available for sale	$272,396	$4,407	$305	$276,498

December 31, 2019:
Securities available for sale
U.S. government and government-sponsored enterprise obligations	$14,994	$210	$—	$15,204
U.S. government agency and government-sponsored residential mortgage-backed securities	163,982	1,456	265	165,173
U.S. government-sponsored collateralized mortgage obligations	26,137	243	7	26,373
SBA asset-backed securities	32,461	286	24	32,723
Total securities available for sale	$237,574	$2,195	$296	$239,473

Securities held to maturity
U.S. government agency and government-sponsored residential mortgage-backed securities	$12,682	$86	$6	$12,762
U.S. government-sponsored collateralized mortgage obligations	1,433	69	—	1,502
SBA asset-backed securities	5,308	124	—	5,432
Municipal bonds	6,949	282	—	7,231
Total securities held to maturity	$26,372	$561	$6	$26,927

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

Twenty-six mortgage-backed securities with a combined fair value of $40.3 million are pledged as collateral for interest rate swap agreements as of December 31, 2020 (see Note 16). Seven mortgage-backed securities with a combined fair value of $15.7 million were pledged as collateral for interest rate swap agreements as of December 31, 2019.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2020 is as follows:

	Available for Sale
	Amortized	Fair
	Cost	Value

	(in thousands)

After 1 year through 5 years	$—	$—
After 5 years through 10 years	5,002	5,095
Over 10 years	—	—
	5,002	5,095

U.S. government agency and government-sponsored residential mortgage-backed securities	234,819	237,627
U.S. government-sponsored collateralized mortgage obligations	16,326	16,656
SBA asset-backed securities	16,249	17,120

Total	$272,396	$276,498

U.S. government-sponsored residential mortgage-backed securities, collateralized mortgage obligations and securities whose underlying assets are loans from the SBA have stated maturities of 1 to 30 years; however, it is expected that such securities will have shorter actual lives due to prepayments. U.S. government and government-sponsored enterprise obligations are callable at the discretion of the issuer. The U.S. government and government-sponsored enterprise obligations with a total fair value of $5.1 million have a final maturity of 7 years and a call feature of 8 months. At the year ended December 31, 2020 and 2019, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholder equity.

The following table shows proceeds and gross realized gains and losses related to the sales and calls of securities for the periods indicated:

	Year Ended December 31,
	2020	2019	2018

	(in thousands)

Sales
Proceeds	$72,333	$28,391	$1,015
Gross gains	2,521	1,267	5
Gross losses	—	—	—

Calls
Proceeds	$13,635	$20,145	$1,025
Gross gains	12	77	—
Gross losses	—	—	—

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Information pertaining to securities with gross unrealized losses at December 31, 2020 and December 31, 2019 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months		Twelve Months and Over
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

	(in thousands)

December 31, 2020:
Securities available for sale

U.S. government agency and government-sponsored residential mortgage-backed securities	$283	$67,460	$22	$3,668

December 31, 2019:
Securities available for sale

U.S. government agency and government-sponsored residential mortgage-backed securities	$147	$47,343	$118	$7,986
U.S. government-sponsored collateralized mortgage obligations	1	884	6	795
SBA asset-backed securities	24	3,964	—	—
	$172	$52,191	$124	$8,781

Securities held to maturity

U.S. government agency and government-sponsored residential mortgage-backed securities	$—	$—	$6	$2,538

Management evaluates securities for OTTI at each reporting period, and more frequently when economic or market concerns warrant such evaluation.

As of December 31, 2020, the Company’s security portfolio consisted of 98 debt securities, 18 of which were in an unrealized loss position. The unrealized losses are related to the Company’s mortgage-backed securities and were issued by U.S. government-sponsored entities and agencies.

Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2020.

5.	LOANS HELD FOR SALE

The following table provides the fair value and contractual principal balance outstanding of loans held for sale accounted for under the fair value option:

	December 31,
	2020	2019

	(in thousands)

Loans held for sale, fair value	$208,612	$110,552
Loans held for sale, contractual principal outstanding	198,984	107,472
Fair value less unpaid principal balance	$9,628	$3,080

The Company has elected the fair value option for mortgage loans held for sale to better match changes in the fair value of the loans with changes in the fair value of the forward sale commitment contracts used to economically hedge them. Changes in fair value of mortgage loans held for sale accounted for under the fair value option election amounted to an increase of $6.5 million in the year

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

ended December 31, 2020 to $9.6 million, compared to an increase of $1.7 million in the year ended December 31, 2019.  These amounts are offset in earnings by the changes in fair value of forward sale commitments. The changes in fair value are reported as a component of gain on sale of mortgage loans in the Consolidated Statements of Income.

At December 31, 2020 and 2019, there were no loans held for sale that were greater than 90 days past due.

6.	LOANS

A summary of the balances of loans follows:

	December 31,
	2020	2019

	(in thousands)

Residential real estate:
One- to four-family	$928,934	$937,305
Second mortgages and equity lines of credit	145,672	155,716
Residential real estate construction	31,217	14,055
	1,105,823	1,107,076

Commercial:
Commercial real estate	1,551,265	1,168,412
Commercial construction	99,331	153,907
Commercial and industrial	464,393	306,282
Total commercial loans	2,114,989	1,628,601

Consumer loans:
Auto	265,266	424,592
Personal	8,564	11,289
Total consumer loans	273,830	435,881

Total loans	3,494,642	3,171,558
Allowance for loan losses	(55,395)	(24,060)
Loans, net	$3,439,247	$3,147,498

The Company has transferred a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying Consolidated Balance Sheets. The Company and participating lenders share ratably in cash flows and any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At December 31, 2020 and 2019, the Company was servicing loans for participants aggregating $284.2 million and $195.2 million, respectively.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Acquired Loans

The loans purchased from Coastway included $5.4 million in purchased credit impaired loans (“PCI”). The PCI loans were primarily residential real estate loans. The following table displays certain information pertaining to PCI loans at the dates indicated.

	December 31,
	2020	2019

	(in thousands)

Outstanding balance	$4,307	$4,609
Carrying amount	$4,079	$4,378

The following table summarizes activity in the accretable yield for PCI loans:

	December 31,
	2020	2019

	(in thousands)

Balance at beginning of period	$149	$185
Additions	—	—
Accretion	(8)	(8)
Reclassification from nonaccretable difference	—	(28)
Balance at end of period	$141	$149

The following is the activity in the allowance for loan losses for the years ended December 31, 2020, 2019 and 2018 follows:

	Residential	Commercial	Commercial	Commercial
	Real Estate	Real Estate	Construction	and Industrial	Consumer	Unallocated	Total

	(in thousands)

Balance at December 31, 2017	$4,000	$7,835	$1,810	$2,254	$1,000	$1,590	$18,489

Provision (credit) for loan losses	(761)	2,318	897	1,008	746	(380)	3,828
Charge-offs	(50)	(94)	—	(990)	(847)	—	(1,981)
Recoveries	50	—	—	14	255	—	319
Balance at December 31, 2018	$3,239	$10,059	$2,707	$2,286	$1,154	$1,210	$20,655

Provision (credit) for loan losses	(407)	2,810	(181)	1,744	497	284	4,747
Charge-offs	(136)	—	—	(1,075)	(891)	—	(2,102)
Recoveries	482	6	—	22	250	—	760
Balance at December 31, 2019	$3,178	$12,875	$2,526	$2,977	$1,010	$1,494	$24,060

Provision (credit) for loan losses	3,961	23,129	366	3,552	1,831	1,976	34,815
Charge-offs	(60)	(1,240)	(937)	(1,471)	(599)	—	(4,307)
Recoveries	340	1	—	253	233	—	827
Balance at December 31, 2020	$7,419	$34,765	$1,955	$5,311	$2,475	$3,470	$55,395

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Allocation of the allowance to loan segments at December 31, 2020 and 2019 follows:

	Residential	Commercial	Commercial	Commercial
	Real Estate	Real Estate	Construction	and Industrial	Consumer	Unallocated	Total

	(in thousands)

December 31, 2020:
Loans:
Impaired loans	$24,384	$12,513	$—	$9,359	$—		$46,256
Non-impaired loans	1,081,439	1,538,752	99,331	455,034	273,830		3,448,386
Total loans	$1,105,823	$1,551,265	$99,331	$464,393	$273,830		$3,494,642
Allowance for loan losses:
Impaired loans	$802	$1,845	$—	$31	$—	$—	$2,678
Non-impaired loans	6,617	32,920	1,955	5,280	2,475	3,470	52,717
Total allowance for loan losses	$7,419	$34,765	$1,955	$5,311	$2,475	$3,470	$55,395

December 31, 2019:
Loans:
Impaired loans	$27,275	$530	$11,244	$5,831	$—		$44,880
Non-impaired loans	1,079,801	1,167,882	142,663	300,451	435,881		3,126,678
Total loans	$1,107,076	$1,168,412	$153,907	$306,282	$435,881		$3,171,558
Allowance for loan losses:
Impaired loans	$985	$—	$—	$176	$—	$—	$1,161
Non-impaired loans	2,193	12,875	2,526	2,801	1,010	1,494	22,899
Total allowance for loan losses	$3,178	$12,875	$2,526	$2,977	$1,010	$1,494	$24,060

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The following is a summary of past due and non-accrual loans at December 31, 2020 and 2019:

			90 Days
	30-59 Days	60-89 Days	or More	Total	Loans on
	Past Due	Past Due	Past Due	Past Due	Non-accrual

	(in thousands)

December 31, 2020
Residential real estate:
One- to four-family	$12,148	$2,223	$6,418	$20,789	$11,611
Second mortgages and equity lines of credit	460	46	433	939	834
Residential real estate construction	471	—	—	471	—
Commercial real estate	416	—	3,369	3,785	12,486
Commercial construction	—	—	—	—	—
Commercial and industrial	444	191	1,243	1,878	8,606
Consumer:
Auto	1,657	397	488	2,542	557
Personal	88	11	2	101	7
Total	$15,684	$2,868	$11,953	$30,505	$34,101

December 31, 2019
Residential real estate:
One- to four-family	$9,364	$5,622	$5,668	$20,654	$10,610
Second mortgages and equity lines of credit	418	77	760	1,255	1,561
Commercial real estate	261	4,730	191	5,182	530
Commercial construction	—	—	1,960	1,960	11,244
Commercial and industrial	2,000	722	3,133	5,855	5,831
Consumer:
Auto	3,180	456	457	4,093	529
Personal	69	16	13	98	16
Total	$15,292	$11,623	$12,182	$39,097	$30,321

At December 31, 2020 and 2019, there were no loans past due 90 days or more and still accruing. During the year ended December 31, 2020 two non-performing loans with a recorded investment of $10.9 million, were sold and a charge off of $937,000 was recorded.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The following information pertains to impaired loans:

	December 31,
	2020			2019
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance

	(in thousands)

Impaired loans without a specific reserve:
Residential real estate	$12,284	$13,039	$—	$11,610	$12,140	$—
Commercial real estate	3,552	4,741	—	530	530	—
Commercial construction	—	—	—	11,244	11,244	—
Commercial and industrial	9,243	11,604	—	5,505	6,901	—
Total	25,079	29,384	—	28,889	30,815	—

Impaired loans with a specific reserve:
Residential real estate	12,100	12,355	802	15,665	16,218	985
Commercial real estate	8,961	8,961	1,845	—	—	—
Commercial and industrial	116	181	31	326	326	176
Total	21,177	21,497	2,678	15,991	16,544	1,161

Total impaired loans	$46,256	$50,881	$2,678	$44,880	$47,359	$1,161

	Year Ended December 31,
	2020			2019			2018
			Interest			Interest			Interest
	Average	Interest	Income	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis

	(in thousands)

Residential real estate	$26,040	$1,115	$1,054	$29,708	$1,694	$1,335	$32,186	$1,764	$1,379
Commercial real estate	5,064	2	2	643	10	10	744	—	—
Commercial construction	8,831	—	—	5,622	237	237	26	—	—
Commercial and industrial	8,162	80	80	5,564	54	54	2,729	35	32
Total	$48,097	$1,197	$1,136	$41,537	$1,995	$1,636	$35,685	$1,799	$1,411

Interest income recognized and interest income recognized on a cash basis in the table above represent interest income for the years ended December 31, 2020, 2019 and 2018, not for the time period designated as impaired. No additional funds are committed to be advanced in connection with impaired loans.

Loan modifications and payment deferrals as a result of the COVID-19 pandemic that meet the criteria established under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators are excluded from evaluation of TDR classification and will continue to be reported as current during the payment deferral period. The Company’s policy is to continue to accrue interest during the deferral period. Loans that do not meet the CARES Act or regulatory guidance criteria are evaluated for TDR and non-accrual treatment under the Company’s existing policies and procedures.

There were no material TDR loan modifications for the year ended December 31, 2020. During the year ended December 31, 2019, there was one material TDR loan modification for a $2.0 million commercial loan. The TDR included an extension of maturity

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

dates, interest only periods, and compliance with specific covenants. There were no material TDR loan modifications during the year ended December 31, 2018.

The recorded investment of TDRs was $15.1 million and $20.0 million at December 31, 2020 and 2019, respectively.  Of these loans, $3.6 million and $5.0 million were on non-accrual at December 31, 2020 and 2019, respectively.

All TDR loans are considered impaired and management performs a discounted cash flow calculation to determine the amount of impairment reserve required on each loan. TDR loans which subsequently default are reviewed to determine if the loan should be deemed collateral dependent. In either case, any reserve required is recorded as part of the allowance for loan losses.

For the years ended December 31, 2020, 2019 and 2018, there were no significant TDRs that defaulted in the first twelve months of restructure. A default is defined as two or more payments in arrears.

As noted above, loan modifications and payment deferrals as a result of the COVID-19 pandemic that meet the criteria established under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators are excluded from evaluation of TDR classification and will continue to be reported as current during the payment deferral period. The Company’s policy is to continue to accrue interest during the deferral period. Loans not meeting the CARES Act or regulatory guidance are evaluated for TDR and non-accrual treatment under the Company’s existing policies and procedures. Loan modifications made pursuant to the CARES Act that were in payment deferral at December 31, 2020 totaled approximately $30.0 million. There were 5 commercial real estate loans that amounted to $26.0 million, 9 commercial and industrial loans that amounted to $811,000, 10 residential mortgage loans that amounted to $2.8 million and 18 consumer loans that amounted to $399,000.

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

On at least an annual basis, in accordance with the Company’s loan policy, the Company analyzes commercial loans, individually by grading the loans based on credit risk. The loan grades assigned to all commercial loan types are also tested by the Company’s external loan review firm in accordance with the Company’s loan review policy.

On a monthly basis, the Company reviews the residential construction, residential real estate and consumer installment portfolios for credit quality primarily through the use of delinquency reports.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The following table presents the Company’s loans by risk rating at December 31, 2020 and 2019:

	December 31,
	2020			2019
	Commercial	Commercial	Commercial	Commercial	Commercial	Commercial
	Real Estate	Construction	and Industrial	Real Estate	Construction	and Industrial

	(in thousands)

Loans rated 1 - 6	$1,524,105	$99,331	$452,665	$1,163,343	$127,962	$294,507
Loans rated 7	14,674		3,122	4,539	14,701	6,117
Loans rated 8	9,455	—	7,080	530	11,244	3,223
Loans rated 9	3,031	—	1,526	—	—	2,435
Loans rated 10	—	—	—	—	—	—
	$1,551,265	$99,331	$464,393	$1,168,412	$153,907	$306,282

7.MORTGAGE LOAN SERVICING

The Company sells residential mortgages to government-sponsored entities and other parties. The Company retains no beneficial interests in these loans, but may retain the servicing rights of the loans sold. Mortgage loans serviced for others are not included in the accompanying Consolidated Balance Sheets. The risks inherent in mortgage servicing rights (“MSRs”) relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The unpaid principal balances of mortgage loans serviced for others were $3.05 billion and $1.83 billion as of December 31, 2020 and 2019, respectively.

The Company accounts for MSRs at fair value. The Company obtains and reviews valuations from independent third parties to determine the fair value of MSRs. Key assumptions used in the estimation of fair value include prepayment speeds, discount rates, and default rates. At December 31, 2020 and 2019, the following weighted average assumptions were used in the calculation of fair value of MSRs:

	December 31,
	2020	2019
Prepayment speed	14.30%	12.43%
Discount rate	9.23	9.34
Default rate	2.27	2.61

The following summarizes changes to mortgage servicing rights for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018

	(in thousands)

Balance, beginning of period	$17,150	$22,217	$21,092
Additions	14,415	1,174	2,521
Changes in fair value due to:
Reductions from loans paid off during the period	(4,181)	(1,972)	(1,795)
Changes in valuation inputs or assumptions	(2,551)	(4,269)	399
Balance, end of period	$24,833	$17,150	$22,217

For the years ended December 31, 2020, 2019 and 2018, contractually specified servicing fees included in other mortgage banking income amounted to $6.1 million, $5.4 million, and $5.4 million respectively.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

8.	OTHER REAL ESTATE LOANS AND REPOSSESSED ASSETS

Income and expenses applicable to foreclosed and repossessed assets include the following:

	Year Ended December 31,
	2020	2019	2018

	(in thousands)

Gain on sales of real estate, net	$(86)	$(181)	$(126)
Net loss on sales of repossessed assets	45	112	106
Write-downs of real estate	—	—	5
Operating expenses	37	82	110
	$(4)	$13	$95

At December 31, 2020 and 2019, foreclosed and repossessed assets include one residential real estate property with a recorded value of $297,000, respectively. Foreclosed and repossessed assets also includes automobiles with total recorded values of $298,000 and $421,000 at December 31, 2020 and 2019, respectively. All foreclosed and repossessed assets are held for sale.  Mortgage loans in the process of foreclosure totaled $4.3 million and $3.9 million as of December 31, 2020 and 2019, respectively, and are reported in loans.

9.	PROPERTY AND EQUIPMENT

A summary of the cost and accumulated depreciation of property and equipment follows:

	December 31,
	2020	2019

	(in thousands)

Land	$12,420	$11,048
Buildings and leasehold improvements	46,216	45,357
Furniture, equipment and vehicles	14,719	12,247
Fixed assets in process	1,365	646
	74,720	69,298
Less accumulated depreciation and amortization	(25,140)	(21,347)
Property and equipment, net	$49,580	$47,951

Depreciation and amortization expense amounted to $4.0 million, $4.4 million and $3.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. During the year ended December 31, 2019, land and a building with a total net book value of $9.0 million were transferred to asset held for sale, a loss of $482,000 was recognized on the transfer and the property was sold during 2020 with no additional gain or loss recorded. In addition, $17.7 million of fully depreciated property and equipment was purged from our fixed assets system when we converted to a new accounting platform in 2019.

At December 31, 2020 and 2019, fixed assets in process represents buildings in process, building improvements and equipment not placed in service.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Pursuant to the terms of noncancellable operating lease agreements in effect at December 31, 2020, pertaining to property and equipment, future minimum lease payments under various operating leases are as follows:

Years Ending December 31,	(in thousands)

2021	$2,452
2022	2,239
2023	1,847
2024	1,644
2025	1,684
Thereafter	13,134
$23,000

The noncancellable lease agreements contain options to extend for periods from five to twenty-five years, the cost of which is not included above. Rent expense amounted to $2.9 million, $2.5 million and $2.0 million for the years ended December 31, 2020, 2019 and 2018 and is included in occupancy and equipment expenses in the accompanying Consolidated Statements of Income.

10.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents changes in the carrying value of goodwill for the periods indicated:

	Year Ended December 31,
	2020	2019

	(in thousands)

Balance, beginning of period	$69,802	$70,088
Measurement period fair value adjustments	—	(286)
Balance, end of period	$69,802	$69,802

The Bank and HarborOne Mortgage are identified as a reporting unit for purposes of goodwill impairment testing. At December 31, 2020 and 2019, the carrying value of the Bank’s goodwill was $59.0 million and $59.6 million, respectively, and the carrying value of HarborOne Mortgage’s goodwill was $10.8 million and $10.5 million, respectively.

The Company typically performs its goodwill impairment test during the fourth quarter of the year, unless certain indicators suggest earlier testing to be warranted. The Company determined that an interim impairment test was also warranted due to the operational disruption and uncertainty associated with the COVID-19 pandemic as of June 30, 2020 and performed a qualitative assessments for the Bank and HarborOne Mortgage. The qualitative assessment for HarborOne Mortgage indicated that it was more likely than not that the fair value of the reporting unit exceeded the carrying value, including goodwill and as such no further evaluation was performed. However, the Company proceeded with a quantitative assessment for the Bank.

The quantitative impairment test includes comparing the carrying value of the reporting unit, including the existing goodwill and intangible assets, to the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, a goodwill impairment charge is recorded for the amount in which the carrying value of the reporting unit exceeds the fair value of the reporting unit, up to the amount of goodwill attributed to the reporting unit. We used a third party valuation specialist to assist management in performing a quantitative test to assess goodwill for impairment. The fair value of the Company was calculated using a weighted average of the results from three valuation approaches: comparable transactions approach, the control premium approach and the public market peers control premium approach. The indicated fair value of the Bank was determined to be in excess of the carrying amount of the Bank’s equity and therefore no impairment charge was recorded as of June 30, 2020. The extent to which the COVID-19 pandemic will

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

continue to impact our business and financial condition is uncertain and may negatively impact key assumptions used in determining the fair value and the resultant fair value.

Other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company also considered the impact of the COVID-19 pandemic as it pertains to these intangible assets, and determined that there was no indication of impairment related to other intangible assets as of June 30, 2020.

The Company performed a qualitative impairment test as of October 31, 2020 and determined it was more likely than not that the fair value of the Bank exceeded the carrying value, including goodwill, and as such, no further evaluation was performed.

Core Deposit Intangible

The Company recognized core deposit intangibles (“CDI”) of $9.0 million in connection with the Coastway acquisition. The Company’s change in the gross amount of core deposit intangibles and the related accumulated amortization consisted of the following:

	December 31,
	2020	2019
	(in thousands)

Gross amount of CDI:
Balance, beginning of period	$8,952	$8,952
Additions due to acquisitions	—	—
Balance, end of period	8,952	8,952
Accumulated amortization:
Balance, beginning of period	(2,917)	(618)
Amortization	(1,665)	(2,299)
Balance, end of period	(4,582)	(2,917)
Net CDI, end of period	$4,370	$6,035

The estimated aggregate amortization expense related to the Company’s core deposit intangible assets for each of the next five years is $1.2 million, $893,000, and $758,000 thereafter. The weighted average original amortization period was 7.3 years.

Other Intangible Assets

A non-compete intangible asset was recognized in connection with HarborOne Mortgage and was amortized over the four year period of the agreement ending in 2019. Amortization expense for this asset of $45,000, and $88,000 was recorded in 2019 and 2018, respectively.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

11.	DEPOSITS

A summary of deposit balances, by type, is as follows:

	December 31,
	2020	2019

	(in thousands)

NOW and demand deposit accounts	$908,256	$572,280
Regular savings and club accounts	998,994	626,685
Money market deposit accounts	866,661	856,830
Total non-certificate accounts	2,773,911	2,055,795

Term certificate accounts greater than $250,000	135,190	169,595
Term certificate accounts less than or equal to $250,000	497,108	636,343
Brokered deposits	100,000	81,140
Total certificate accounts	732,298	887,078
Total deposits	$3,506,209	$2,942,873

The Company has established a relationship to participate in a reciprocal deposit program with other financial institutions. The reciprocal deposit program provides access to FDIC-insured deposit products in aggregate amounts exceeding the current limits for depositors. At December 31, 2020 and 2019, total reciprocal deposits were $104.9 million and $277.9 million, respectively, consisting primarily of money market accounts.

A summary of certificate accounts by maturity at December 31, 2020 is as follows:

		Weighted
		Average
	Amount	Rate

	(dollars in thousands)

Within 1 year	$682,338	0.88%
Over 1 year to 2 years	28,238	1.68
Over 2 years to 3 years	9,007	1.88
Over 3 years to 4 years	11,604	1.00
Over 4 years to 5 years	1,745	0.81
Total certificate deposits	732,932	0.92%
Less unaccreted acquisition discount	(634)
Total certificate deposits, net	$732,298

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

12.FHLB BORROWINGS

Borrowed funds at December 31, 2020 and 2019 consisted of FHLB advances. Short-term advances were $35.0 million and $183.0 million at December 31, 2020 and 2019, respectively, with a weighted average rate of 0.42% and 1.80%, respectively. Long-term advances are summarized below:

	December 31, 2020			December 31, 2019
	Amount by		Weighted	Amount by		Weighted
	Scheduled	Amount by	Average	Scheduled	Amount by	Average
	Maturity*	Call Date (1)	Rate (2)	Maturity*	Call Date (1)	Rate (2)

	(dollars in thousands)

Year ending December 31:
2020	$—	$—	—%	$87,000	137,000	2.25%
2021	41,750	101,750	2.47	41,750	21,750	2.47
2022	—	—	—	10,000	—	1.73
2023	20,190	190	3.48	20,195	195	2.43
2024	10,000	10,000	1.68	10,000	10,000	1.68
2025	40,987	987	1.32	987	987	—
2026 and thereafter	1,170	1,170	2.00	1,200	1,200	2.00
	$114,097	$114,097	2.16%	$171,132	$171,132	2.16%

* Includes an amortizing advance requiring monthly principal and interest payments.

(1) Callable FHLB advances are shown in the respective periods assuming that the callable debt is redeemed at the call date, while all other advances are shown in the periods corresponding to their scheduled maturity date.

(2) Weighted average rates are based on scheduled maturity dates.

The FHLB advances are secured by a blanket security agreement which requires the Bank to maintain certain qualifying assets as collateral, principally residential mortgage loans and certain multi-family and commercial real estate loans held in the Bank’s portfolio. The carrying value of the loans pledged as collateral for these borrowings totaled $1.25 billion and $1.06 billion at December 31, 2020 and 2019, respectively. As of December 31, 2020, the Company had $741.7 million of available borrowing capacity with the FHLB.

The Company also has additional borrowing capacity under a $25.0 million unsecured federal funds line with a correspondent bank and a secured line of credit with the Federal Reserve Bank of Boston secured by 61% of the carrying value of indirect auto and commercial loans with principal balances amounting to $107.1 million and $46.9 million, respectively, of which no amount was outstanding at December 31, 2020 and 2019.

13.	SUBORDINATED DEBENTURES

On August 30, 2018, the Company issued $35.0 million in fixed-to-floating rate subordinated notes due 2028 (the “Notes”) in a private placement transaction to institutional accredited investors. The Notes bear interest at annual fixed rate of 5.625% until September 1, 2023 at which time the interest rate resets quarterly to an interest rate per annum equal to the three–month LIBOR plus 278 basis points. Interest is payable semi-annually on March 1 and September 1 each year through September 1, 2023 and quarterly thereafter. The Notes can be redeemed partially or in whole, prior to the maturity date beginning September 1, 2023 and on any scheduled interest payment date thereafter, at par. The Notes are carried on the Consolidated Balance Sheets net of unamortized issuance costs of $967,000 and $1.1 million at December 31, 2020 and 2019, respectively, which are being amortized over the period to maturity date using the interest method. At December 31, 2020 and 2019, the Notes qualified as Tier 2 capital for regulatory capital purposes.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

14.	INCOME TAXES

Allocation of the federal and state income taxes between current and deferred portions for the years ended December 31, 2020, 2019 and 2018 are as follows:

	2020	2019	2018

	(in thousands)
Current tax provision:
Federal	$11,591	$3,757	$2,576
State	5,240	1,207	1,377
	16,831	4,964	3,953
Deferred tax benefit:
Federal	(2,124)	(445)	(740)
State	(1,490)	(111)	(400)
	(3,614)	(556)	(1,140)
Income tax provision	$13,217	$4,408	$2,813

The reasons for the differences between the statutory federal income tax and the actual income tax provision for the years ended December 31, 2020, 2019 and 2018 are summarized as follows:

	2020	2019	2018

	(dollars in thousands)

Statutory federal tax rate	21%	21%	21%
Statutory federal tax provision	$12,182	$4,762	$2,983
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	2,962	866	772
Bank-owned life insurance	(465)	(232)	(358)
Non-deductible merger expenses	—	—	196
Employee Stock Ownership Plan expenses	56	172	106
Tax exempt income	(22)	(104)	(180)
Reduction in uncertain federal tax positions	(1,864)	(1,586)	(801)
Other, net	368	530	95
Income tax provision	$13,217	$4,408	$2,813

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The tax effects of each item that give rise to deferred taxes at December 31, 2020 and 2019 are as follows:

	2020	2019

	(in thousands)

Deferred tax assets:
Allowance for loan losses	$15,493	$6,651
Employee benefit plans	4,999	5,036
Mark-to-market loans	2,387	3,687
Accrued expenses not deducted for tax purposes	1,799	1,093
HarborOne Mortgage loan repurchase reserve	743	231
Charitable contribution and other carryforwards	—	15
	25,421	16,713

Deferred tax liabilities:
Net unrealized gain on securities available for sale	(904)	(419)
Derivatives	(2,349)	-
Deferred income annuities	(1,580)	(1,447)
Depreciation and amortization	(1,145)	(370)
Deferred loan fees	(1,578)	(1,995)
Mortgage servicing rights	(6,793)	(4,759)
Core deposit intangible	(1,222)	(1,668)
Other	(293)	(21)
	(15,864)	(10,679)

Net deferred tax asset	$9,557	$6,034

A summary of the change in the net deferred tax asset (liability) for the years ended December 31, 2020, 2019 and 2018 is as follows:

	2020	2019	2018

	(in thousands)

Balance at beginning of year	$6,034	$6,727	$843
Deferred tax benefit	3,614	556	1,140
Coastway deferred tax accounting / measurement period adjustment	—	(165)	4,258
Change in cash flow hedge	394	—	—
Change in securities available for sale	(485)	(1,084)	486
Balance at end of year	$9,557	$6,034	$6,727

The Company’s income tax returns are subject to review and examination by federal and state taxing authorities. The Company is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service (“IRS”) and the Massachusetts Department of Revenue for the years ended December 31, 2017 through 2020.

At December 31, 2020, the Bank had a net operating loss carryforward in the state of New Hampshire of $1.7 million related to the acquisition of HarborOne Mortgage with a recorded deferred tax asset of $10,000 at December 31, 2020. The net operating loss expires on December 31, 2024. The state of New Hampshire limits the use of acquired net operating losses that can be used by the Bank each year based on Internal Revenue Code Section 382. This limitation is $552,000 per year. Management believes it is more likely than not that it will be able to utilize the New Hampshire net operating loss carryforward prior to expiration.

At December 31, 2018, the Company had a charitable contribution carryforward of $1.1 million. This carryforward was generated from the Company’s creation of The HarborOne Foundation to which it contributed 385,450 shares of its common stock and $965,000 in cash in connection with the offering in June 2016. At December 31, 2019, the Company had no federal charitable contribution carryforward as it utilized the remaining $1.1 million benefit in the 2019 tax return.

During 2017, federal and state amended tax returns were filed that requested tax refunds of approximately $3.2 million. These refunds reflected the change in the tax basis of certain assets not reflected on the original tax return filings. In addition, net operating

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

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

	December 31,
	2020	2019	2018

	(in thousands)

Balance at beginning of year	$3,052	$3,769	$1,898
Additions based on tax positions related to current year	—	—	—
Additions for tax positions for prior years	168	1,471	2,672
Reductions for tax positions for prior years	(2,058)	(153)	—
Settlements	—	(2,035)	(801)
Balance at end of year	$1,162	$3,052	$3,769

The balance of unrecognized tax benefits, the amount of related interest accrued and what management believes to be the range of reasonably possible changes in the next 12 months, are:

Unrecognized tax benefits	$1,060
Accrued interest on unrecognized tax benefits	102
Portion that, if recognized, would reduce tax expense and effective tax rate	1,162
Reasonably possible reduction to the balance of unrecognized tax in subsequent year	754
Portion that, if recognized, would reduce tax expense and effective tax rate in subsequent year	754

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

15.	OTHER COMMITMENTS AND CONTINGENCIES

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The following off-balance sheet financial instruments were outstanding at December 31, 2020 and 2019. The contract amounts represent credit risk.

	December 31,
	2020	2019

	(in thousands)

Commitments to grant residential real estate loans-HarborOne Mortgage	$485,428	$24,752
Commitments to grant other loans	53,714	74,114
Unadvanced funds on home equity lines of credit	178,432	157,867
Unadvanced funds on revolving lines of credit	169,907	147,047
Unadvanced funds on construction loans	127,776	112,158

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

The Company entered into an employment agreement with the former President and Chief Executive Officer of Coastway in connection with the Coastway acquisition. The agreement had a five-year term that provided total compensation of $2.2 million. Generally, in the event of termination after the first twelve months, the remaining total compensation was payable and as such the total amount was fully expensed over twelve months, ending in 2019. For the years ended December 31, 2019 and 2018, the Company recognized compensation expense of $1.7 million and $509,000, respectively.

Reserve for Residential Mortgage Loan Repurchase Losses

The Company sells residential mortgage loans on a “whole-loan” basis to Fannie Mae and Freddie Mac, and to non-agency investors. These loan sales occur under industry standard contractual provisions that include various representations and warranties, which typically cover ownership of the loan, compliance with loan criteria set forth in the applicable agreement, validity of the lien securing the loan and other similar matters. The Company may be required to repurchase certain loans sold with identified defects, indemnify the investor, or reimburse the investor for any credit losses incurred. The Company establishes mortgage repurchase reserves related to various representations and warranties that reflect management’s estimate for which we have a repurchase obligation. The reserves are established by a charge to loan expenses in our Consolidated Statements of Income. At December 31, 2020 and 2019, this reserve totaled $2.7 million and $834,000, respectively, and is included in other liabilities and accrued expenses on the Consolidated Balance Sheets.

The repurchase reserve is applicable to loans the Company originated and sold with representations and warranties, which is representative of the entire sold portfolio. The repurchase loss liability is estimated by origination year and to the extent that repurchase demands are made by investors, we may be able to successfully appeal such repurchase demands. The reserve considers anticipated future losses and the Company’s lack of historical experience with the make-whole demands. The reserve for residential mortgage loan repurchase losses represents our best estimate of the probable loss that we may incur due to the representations and warranties in our loan sales contracts with investors. Repurchase losses depend upon economic factors and other external conditions that may change over the life of the underlying loans. Additionally, lack of access to the servicing records of loans sold on a service released basis adds

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

difficulty to the estimation process. To the extent that future investor repurchase demand and appeals success differ from past experience, the Company could have increased demands and increased loss severities on repurchases, causing future additions to the repurchase reserve.

Certain loans were sold with recourse provisions, and at December 31, 2020 and 2019, the related maximum contingent liability related to loans sold amounted to $1.3 million and $1.3 million, respectively. Based on discounted cash flow of projected losses on sold loans in this portfolio at December 31, 2020 and 2019, the Company had no recourse liability.

Other

In the ordinary course of business, various legal claims arise from time to time and, in the opinion of management based on discussion with legal counsel, management does not believe these claims will have a material effect on the Company’s financial position or results of operations.

16.	DERIVATIVES

The Company’s derivative financial instruments are used to manage differences in the amount, timing and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally to manage the Company’s interest rate risk. Additionally, the Company enters into interest rate derivatives to accommodate the business requirements of its customers. All derivatives are recognized as either assets or liabilities on the balance sheet and are measured at fair value. The accounting for changes in the fair value of a derivative instrument depends upon whether or not it qualifies as a hedge for accounting purposes, and further, by the type of hedging relationship.

Interest Rate Swaps Designated as a Cash Flow Hedge

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

As of December 31, 2020, the Company had one interest rate swap agreement with a notional amount of $100.0 million that was designated as a cash flow hedge of certain short-term debt. The interest rate swap agreement has an average maturity of 4.3 years, the current weighted average fixed rate paid is 0.67%, the weighted average 3-month LIBOR swap receive rate is 0.35% and the fair value is $1.4 million. The Company expects approximately $489,000 related to the cash flow hedge to be reclassified to interest expense, from other comprehensive income, in the next twelve months.

Derivative Loan Commitments

Mortgage loan commitments qualify as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. The Company enters into commitments to fund residential mortgage loans as specified times in the future, with the intention that these loans will subsequently be sold in the secondary market. A mortgage loan commitment binds the Company to lend funds to a potential borrower at a specified interest rate and within a specified period of time, generally up to 60 days after inception of the rate lock.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

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

Interest Rate Swaps

The Company enters into interest rate swap agreements that are transacted to meet the financing needs of its commercial customers. Offsetting interest rate swap agreements are simultaneously transacted with a third-party financial institution to effectively eliminate the Company’s interest rate risk associated with the customer swaps. The primary risks associated with these transactions arise from exposure to the ability of the counterparties to meet the terms of the contract. Mortgage-backed securities with a fair value of $40.3 million are pledged to secure the Company’s liability for the offsetting interest rate swaps (see Note 4). The interest rate swap notional amount below is the aggregate notional amount of the customer swap and the offsetting third-party swap.

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

Although the Company has determined that the majority of the inputs used to value its interest rate swaps and risk participation agreements fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with interest rate contracts and risk participation agreements utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2020 and 2019, The Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has classified its derivative valuations in their entirety as Level 2.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The following tables present the outstanding notional balances and fair values of outstanding derivative instruments:

		Assets		Liabilities
		Balance		Balance
	Notional	Sheet	Fair	Sheet	Fair
	Amount	Location	Value	Location	Value

	(in thousands)

December 31, 2020:
Derivatives designated as Hedging Instruments
Interest rate swaps	$100,000	—	$—	Other liabilities	$1,407
Derivatives not designated as Hedging Instruments
Derivative loan commitments	$485,428	Other assets	$12,623	Other liabilities	$341
Forward loan sale commitments	356,500	Other assets	—	Other liabilities	2,204
Interest rate swaps	867,728	Other assets	39,320	Other liabilities	39,320
Risk participation agreements	132,379	Other assets	—	Other liabilities	—
Total			$51,943		$43,272

December 31, 2019:
Derivatives designated as Hedging Instruments
Interest rate swaps	$—	—	$—	—	$—
Derivatives not designated as Hedging Instruments
Derivative loan commitments	$100,938	Other assets	$1,385	Other liabilities	$174
Forward loan sale commitments	88,000	Other assets	26	Other liabilities	158
Interest rate swaps	725,332	Other assets	15,092	Other liabilities	15,092
Risk participation agreements	134,346	Other assets	—	Other liabilities	—
Total			$16,503		$15,424

The following table presents the recorded net gains and losses pertaining to the Company’s derivative instruments:

	Year Ended December 31,
	2020	2019	2018

	(in thousands)

Derivatives designated as hedging instruments
Gain (loss) in OCI on derivatives (effective portion), net of tax	$(1,013)	$—	$—
(Loss) gain reclassified from OCI into interest income or interest expense (effective portion)	$(46)	$—	$—

Derivatives not designated as hedging instruments
Changes in fair value of derivative loan commitments
Mortgage banking income	$11,072	$62	$129
Changes in fair value of forward loan sale commitments
Mortgage banking income	(2,073)	386	(472)
Changes in fair value of interest rate swaps
Other income	—	—	—
Total	$8,999	$448	$(343)

17.	COMPENSATION AND BENEFIT PLANS

Defined Contribution Plan

The Company provides saving plans which qualifies under Section 401(k) of the Internal Revenue Code and provides for voluntary contributions by participating employees up to the maximum amount permitted by law. For the year ended December 31, 2020 the Bank contributed 5% of each employee’s compensation up to the social security wage base and HarborOne Mortgage matched 50% of the first 4% of employee contributions up to a maximum of $2,000. For the years ended December 31, 2019 and 2018, the Bank

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

contributed 9.3% of each employee’s compensation up to the social security wage base, plus an additional 5.7% of the employee’s compensation in excess of the social security wage base on a discretionary basis up to regulatory maximums. HarborOne Mortgage made no contributions in 2019 and 2018. Contributions expensed were $1.8 million, $2.5 million and $2.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Management Incentive Program

The Company from time to time creates incentive compensation plans for senior management and other officers to participate in at varying levels. In addition, the Company may also pay a discretionary bonus to senior management, officers, and/or nonofficers of the Company. These programs are administered by the Compensation Committee of the Board of Directors. The expense for the incentive plans amounted to $4.7 million, $2.1 million and $3.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Supplemental Retirement Plans

The Company provides supplemental retirement benefits to two senior executive officers of the Company under the terms of two Supplemental Executive Retirement Plan Agreements (the “SERPs”). Benefits to be paid under the SERPs are based primarily on the officer’s compensation and estimated mortality. At December 31, 2020, 2019 and 2018, included in Other liabilities and accrued expenses is the Company’s obligation under the SERPs of $8.0 million, $7.1 million and $5.3 million, respectively. The retirement benefits, as defined in the SERPs, are accrued by charges to compensation expense over the required service periods of the officers. Expense related to these benefits was $955,000, $1.8 million and $658,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Split-Dollar Life Insurance Arrangement

The Company has an endorsement split-dollar life insurance agreement with an executive officer whereby the Company will pay to the executives’ estates or beneficiaries a portion of the death benefit that the Company will receive as beneficiary of such policy. Expense associated with this post-retirement benefit for the years ended December 31, 2020, 2019 and 2018 amounted to $21,000, $38,000 and $73,000, respectively. The cash surrender value of the policy is included in Bank-owned life insurance on the Consolidated Balance Sheets.

Deferred Compensation Plans

The Company is the sole owner of an annuity policy pertaining to one of the Company’s executives. The Company has an agreement with this executive whereby upon retirement the Company will pay to the executive an amount equal to the cash surrender value of the annuity less premiums paid accumulated at an interest rate of 1.5% per year. At December 31, 2020, 2019 and 2018, included in other liabilities and accrued expenses is the Company’s obligation under the plan of $385,000, $353,000 and $322,000, respectively. For the years ended December 31, 2020, 2019 and 2018, the expense amounted to $32,000, $31,000 and $29,000, respectively.

The Company has agreements with two executive officers whereby the Company will pay the cost of the premium for individual supplemental medical and prescription drug coverage for their lifetime upon retirement at age 65 or later. Spousal coverage is provided each year the executive is eligible for coverage and the spouse is age 65 or over. At December 31, 2020, 2019 and 2018, included in other liabilities and accrued expenses is the Company’s obligation under the plan of $344,000, $297,000 and $229,000, respectively. For the years ended December 31, 2020, 2019 and 2018, the expense amounted to $47,000, $66,000 and $3,000, respectively.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Long-Term Incentive Plan

During 2015, the Company entered into a long-term incentive plan with several executive officers. Benefits are earned annually based on the Company’s achievement of performance goals. The plan is administered by the Company’s Board of Directors. The plan was amended effective January 1, 2018 and no further incentive awards are awarded under the plan. Included in other liabilities and accrued expenses at December 31, 2020, 2019 and 2018 is $437,000, $838,000 and $1.3 million, respectively, for this plan. For the years ended December 31, 2020 and 2018, the expense amounted to $20,000 and $56,000, respectively. For the year ended December 31, 2019, the Company reversed $82,000 of expense related to a former executive officer.

Post-Retirement Life Insurance

Employees who are covered under the Company’s bank-owned life insurance program can elect to participate in the benefits of the program while employed by the Company. The Company granted post-employment coverage to certain executives. This post retirement benefit is included in other liabilities and accrued expenses at December 31, 2020, 2019 and 2018 in the amount of $234,000, $186,000 and $171,000, respectively. For the years ended December 31, 2020, 2019 and 2018, the expense amounted to $47,000, $17,000 and $29,000, respectively.

Employee Stock Ownership Plan

On June 29, 2016, the Company established an ESOP to provide eligible employees the opportunity to own Company stock. The Company added shares to the ESOP as part of the Offering completed August 14, 2019. The plan is a tax-qualified retirement plan for the benefit of the eligible Company employees. The ESOP shares were purchased through a loan from the Company and as the debt is repaid, shares are released. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The unreleased shares are deducted from stockholders’ equity as unearned ESOP shares in the accompanying Consolidated Balance Sheets. The number of shares committed to be released per year is 230,723 through 2035 and 124,148 from 2036 through 2038.

The following table presents share information held by the ESOP:

	December 31,
	2020	2019

Allocated shares	639,525	408,803
Shares committed to be allocated	230,723	230,724
Unallocated shares	3,602,562	3,833,283
Total shares	4,472,810	4,472,810
Fair value of unallocated shares	$39,123,823	$42,127,780

Total compensation expense recognized in connection with the ESOP was $2.1 million, $2.7 million and $1.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

ESOP Restoration Plan

During 2016, the Company also adopted an ESOP Restoration Plan for the benefit of ESOP eligible employees whose annual compensation exceeds the amount of annual compensation permitted to be recognized under the ESOP by the Internal Revenue Code. Under the ESOP Restoration Plan, eligible participants would receive a credit each year equal to the amount they would have received under the ESOP but for the Internal Revenue Service imposed compensation limit. Any benefits earned under the ESOP Restoration Plan would become payable at the earliest of six months and a day after the participant’s separation of service from the Bank, the participant’s death, a change in control of the Company or upon termination of the ESOP Restoration Plan. These benefits are accrued over the period during which employees provide services to earn these benefits. For the year ended December 31, 2020, 2019 and 2018, $487,000, $210,000 and $24,000, respectively, was accrued for the ESOP Restoration Plan.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

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

Directors’ Retirement Plan

The Company has an unfunded director fee continuation plan which provides postretirement benefits to eligible directors of the Company. Participants in the plan must have at least six years of service as a director to be vested in the benefit, which is determined based on number of years of service. The Company elected to freeze the plan in 2017.

Based on the actuarial analysis, the funded status of the plan and the components of net periodic cost are as follows:

	Year Ended December 31,
	2020	2019	2018

	(in thousands)

Change in projected benefit obligation:
Benefit obligation at beginning of year	$1,915	$1,876	$1,837
Service cost	—	—	—
Interest cost	75	76	76
Loss	—	—	—
Benefits paid	(37)	(37)	(37)

Benefit obligation and funded status at end of year	$1,953	$1,915	$1,876

Accumulated benefit obligation	$1,953	$1,915	$1,876

Service cost	$—	$—	$—
Interest cost	75	76	76
Loss recognized	—	—	—
Prior service cost recognized	—	—	—
Net periodic cost	$75	$76	$76

The following assumption was used to determine the benefit obligation and net periodic cost at or for the years ended December 31:

	2020	2019		2018

Discount rate	4.14%	4.14%		4.14%
Rate of compensation increase	N/A	N/A	%	3.00%

The following is a summary of benefit payments expected to be paid by the director’s retirement plan over the next ten years:

Years Ending December 31,	(in thousands)

2021	$37
2022	399
2023	230
2024	230
2025	231
2026-2030	1,050

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

18.	STOCK-BASED COMPENSATION

The Company has two share-based compensation plans. Under the HarborOne, Inc. 2020 Equity Incentive Plan (the “2020 Equity Plan”), adopted on September 29, 2020, and the 2017 Stock Option and Incentive Plan (the “2017 Equity Plan”), adopted on August 9, 2017, the Company may grant stock options, restricted stock awards, and other equity incentives to its directors, officers and employees. Total shares reserved for issuance under the 2020 Equity Plan are 4,500,000. The 2017 Equity Plan was discontinued upon the adoption of the 2020 Equity Plan and as such the Company may only award shares from the 2020 Equity Plan.

Expense related to awards granted to employees is recognized as compensation expense, and expense related to awards granted to directors is recognized as directors’ fees within noninterest expense.

The following table presents the pre-tax expense associated with stock options and restricted stock awards and the related tax benefits recognized for the years presented:

	Year Ended December 31,
	2020	2019	2018

	(in thousands)

Stock-based compensation expense
Stock options	$1,099	$1,213	$694
Restricted stock awards	1,618	2,204	2,360
Directors' fee expense
Stock options	358	572	629
Restricted stock awards	604	860	910
Total stock-based award expense	$3,679	$4,849	$4,593
Related tax benefits recognized in earnings	$773	$1,042	$965

Stock Options

Stock options are generally granted with the exercise price equal to the market price of the Company’s common stock at the date of the grant with vesting periods ranging from 1 to 3 years and have 10-year contractual terms.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

During the year ended December 31, 2020, the Company made no awards of nonqualified options to purchase shares of common stock. During the years ended December 31, 2019 and 2018, the Company made the following awards of nonqualified options to purchase shares of common stock:

	Year Ended December 31,
	2019	2018
Options granted	583,565	289,890
Vesting period (years)	3	3
Term (years)	10	10
Weighted average expected volatility	22.09%	22.16%
Expected life (years)	6	6
Expected dividend yield	—%	—%
Weighted average risk free interest rate	2.46%	2.93%
Weighted average fair value per option	$2.49	$2.83

A summary of the status of the Company’s stock option grants for the year ended December 31, 2020 is presented in the table below:

	Outstanding				Nonvested
			Weighted
			Average			Weighted
		Weighted	Remaining	Aggregate		Average
	Stock Option	Average	Contractual	Intrinsic	Stock Option	Grant Date
	Awards	Exercise Price	Term (years)	Value	Awards	Fair Value

Balance at January 1, 2020	2,169,243	$9.87			1,196,545	$2.66
Granted	—	—			—	—
Vested	—	—			(702,155)	2.73
Forfeited	(20,948)	10.23			(20,948)	2.82
Expired	(41,892)	10.23			(41,892)	2.82
Balance at December 31, 2020	2,106,403	$9.86	7.22	$2,097,257	431,550	$2.55
Exercisable at December 31, 2020	1,632,958	$10.05	6.96	$1,321,686
Unrecognized cost inclusive of directors' awards	$805,000
Weighted average remaining recognition period (years)	1.12

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

The following table presents the activity in unvested stock awards under the 2020 Equity Plan and the 2017 Equity Plan for the year ended December 31, 2020:

	Restricted	Weighted Average
	Stock Awards	Grant Price

Unvested stock awards at January 1, 2020	333,766	$10.20
Vested	(294,822)	10.22
Granted	355,427	9.28
Forfeited	(9,679)	10.13
Unvested stock awards at December 31, 2020	384,692	$9.33
Unrecognized cost inclusive of directors' awards	$3,194,000
Weighted average remaining recognition period (years)	1.75

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

19.	STOCKHOLDERS’ EQUITY

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

Under the capital rules, risk-based capital ratios are calculated by dividing Tier 1, common equity Tier 1, and total risk-based capital, respectively, by risk-weighted assets. Assets and off-balance sheet credit equivalents are assigned to one of several risk-weight categories, based primarily on relative risk. The rules require banks and bank holding companies to maintain a minimum common equity Tier 1 capital ratio of 4.5%, a minimum Tier 1 capital ratio of 6.0%, and a total capital ratio of 8.0%.  In addition, a Tier 1 leverage ratio of 4.0% is required. Additionally, the capital rules require a bank holding company to maintain a capital conservation buffer of common equity Tier 1 capital in an amount above the minimum risk-based capital requirements equal to 2.5% of total risk weighted assets, or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases.

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

At December 31, 2020, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements, and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The capital levels of both the Company and the Bank at December 31, 2020 also exceeded the minimum capital requirements, including the currently applicable capital conservation buffer of 2.5%.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The Company’s and Bank’s regulatory capital ratios as of December 31, 2020 and 2019 are presented in the table below.

					Minimum Required to be
					Considered "Well Capitalized"
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)

HarborOne Bancorp, Inc.
December 31, 2020
Common equity Tier 1 capital to risk-weighted assets	$621,153	17.7%	$158,050	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	621,153	17.7	210,733	6.0	N/A	N/A
Total capital to risk-weighted assets	700,197	19.9	280,978	8.0	N/A	N/A
Tier 1 capital to average assets	621,153	14.5	171,578	4.0	N/A	N/A

December 31, 2019
Common equity Tier 1 capital to risk-weighted assets	$590,122	18.7%	$142,048	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	590,122	18.7	189,397	6.0	N/A	N/A
Total capital to risk-weighted assets	649,182	20.6	252,529	8.0	N/A	N/A
Tier 1 capital to average assets	590,122	15.3	154,659	4.0	N/A	N/A

HarborOne Bank
December 31, 2020
Common equity Tier 1 capital to risk-weighted assets	$506,822	14.4%	$158,081	4.5%	$228,339	6.5%
Tier 1 capital to risk-weighted assets	506,822	14.4	210,775	6.0	281,033	8.0
Total capital to risk-weighted assets	550,875	15.7	281,033	8.0	351,291	10.0
Tier 1 capital to average assets	506,822	11.8	171,501	4.0	214,377	5.0

December 31, 2019
Common equity Tier 1 capital to risk-weighted assets	$453,707	14.4%	$142,053	4.5%	$205,188	6.5%
Tier 1 capital to risk-weighted assets	453,707	14.4	189,404	6.0	252,539	8.0
Total capital to risk-weighted assets	477,767	15.1	252,539	8.0	315,674	10.0
Tier 1 capital to average assets	453,707	12.2	149,272	4.0	186,591	5.0

Dividend Restrictions

The Bank is subject to dividend restrictions imposed by various regulators, including a limitation on the total of all dividends that the Bank may pay to the Company in any calendar year. The total of all dividends shall not exceed the Bank’s net income for the current year (as defined by statute), plus the Bank’s net income retained for the two previous years, without regulatory approval. Dividends from the Bank are an important source of funds to the Company to make dividend payments on its common stock and for its other cash needs. The ability of the Company and the Bank to pay dividends is dependent on regulatory policies and regulatory capital requirements. The ability to pay such dividends in the future may be adversely affected by new legislation or regulations, or by changes in regulatory policies relating to capital, safety and soundness, and other regulatory concerns.

Preferred Stock

The Company has 1,000,000 shares of preferred stock, no par value, authorized, and none issued or outstanding.

Treasury Stock

Any shares repurchased under the Company’s share repurchase programs were purchased in open-market transactions and are held as treasury stock. All treasury stock is held at cost.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The Company adopted a share repurchase program on September 3, 2020 to repurchase up to approximately 5% of the Company’s outstanding shares. During the year ended December 31, 2020, the Company purchased 1,533,500 shares at an average price of $10.29 for a total of $15.9 million.

The Company’s prior share repurchase program expired in 2019. Treasury stock at December 31, 2019 consisted of shares acquired in connection with the satisfaction of tax obligations on vested restricted stock issued pursuant to the Stock Option and Incentive Plan. As of December 31, 2018, the Company had repurchased 146,644 shares, including 75,544 shares acquired by the Company in connection with the satisfaction of tax obligations on vested restricted stock issued pursuant to the Stock Option and Incentive Plan.

20.COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the stockholders’ equity section of the Consolidated Balance Sheets, such items, along with net income, are components of comprehensive income (loss).

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	December 31,
	2020	2019

	(in thousands)

Cash flow hedge:
Net unrealized loss	$(1,407)	$—
Related tax effect	394	—
Total accumulated other comprehensive loss	$(1,013)	$—

Securities available for sale:
Net unrealized gain	$4,102	$1,899
Related tax effect	(904)	(419)
Total accumulated other comprehensive income	$3,198	$1,480

The following tables present changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020			2019	2018

	Available	Cash		Available	Available
	for Sale	Flow		for Sale	for Sale
	Securities	Hedge	Total	Securities	Securities

	(in thousands)

Balance at beginning of period	$1,480	$—	$1,480	$(2,358)	$(528)

Other comprehensive income (loss) before reclassifications	4,214	(1,453)	2,761	6,266	(2,212)
Reclassification of stranded effect of tax rate changes	—	—	—	—	(104)
Amounts reclassified to accumulated other comprehensive income for transfer of securities to available for sale	522	—	522	—	—
Amounts reclassified from accumulated other comprehensive income (loss)	(2,533)	46	(2,487)	(1,344)	—
Net current period other comprehensive income (loss)	2,203	(1,407)	796	4,922	(2,316)
Related tax effect	(485)	394	(91)	(1,084)	486
Balance at end of period	$3,198	$(1,013)	$2,185	$1,480	$(2,358)

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

21.FAIR VALUE OF ASSETS AND LIABILITIES

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

•Level 1 – Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

•Level 2 – Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•Level 3 – Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The following methods and assumptions were used by the Company in estimating fair value disclosures:

Cash and cash equivalents - The carrying amounts of cash and cash equivalents approximate fair values based on the short-term nature of the assets.

Debt Securities - Available for sale debt securities are recorded at fair value on a recurring basis.  When available, the Company uses quoted market prices to determine the fair value of debt securities; such items are classified as Level 1. There were no Level 1 securities held at December 31, 2020 and 2019.

Level 2 debt securities are traded less frequently than exchange-traded instruments. The fair value of these securities is determined using matrix pricing with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.  This category includes obligations of U.S. government-sponsored enterprises, including mortgage-backed securities, individual name issuer trust preferred debt securities and corporate bonds.

Debt securities not actively traded whose fair value is determined through the use of cash flows utilizing inputs that are unobservable are classified as Level 3. There were no Level 3 securities held at December 31, 2020 and 2019.

FHLB stock - FHLB stock has restrictions placed on its transferability. As a result, the fair value of FHLB stock was not practicable to determine.

Loans held for sale - The fair value of mortgage loans held for sale is estimated based on current market prices for similar loans in the secondary market and therefore are classified as Level 2 assets. There were no mortgage loans held for sale 90 days or more past due as of December 31, 2020 and 2019.

Collateral Dependent Impaired Loans - The fair value of collateral dependent loans that are deemed to be impaired is determined based upon the fair value of the underlying collateral. Such collateral primarily consists of real estate and, to a lesser extent, other business assets. For collateral dependent loans for which repayment is dependent on the sale of the collateral, management adjusts the fair value for estimated costs to sell. For collateral dependent loans for which repayment is dependent on the operation of the collateral, such as accruing troubled debt restructured loans, estimated costs to sell are not incorporated into the measurement. Management may also adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values resulting from its knowledge of the property. Internal valuations are utilized to determine the fair value of other business assets. Collateral dependent impaired loans are categorized as Level 3.

Appraisals for collateral-dependent impaired loans are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Once received, the Company reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics.

Retirement plan annuities - The carrying value of the annuities are based on their contract values which approximate fair value.

MSRs -Fair value is based on a third-party valuation model that calculates the present value of estimated future net servicing income and includes observable market data such as prepayment speeds and default and loss rates.

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

Interest Rate Swap designated as a cashflow hedge – The Company works directly with a third party vendor to provide periodic valuations for its interest rate risk management agreements to determine fair value of its interest rate swaps executed for interest rate risk management. The vendor utilizes standard valuation methodologies applicable to interest rate derivatives based on readily observable market data and are therefore considered Level 2 valuations.

Forward loan sale commitments and derivative loan commitments - Forward loan sale commitments and derivative loan commitments are based on fair values of the underlying mortgage loans and the probability of such commitments being exercised. The assumptions for pull-through rates are derived from internal data and adjusted using management judgment. Derivative loan commitments include the non-refundable costs of originating the loan based on the Company’s internal cost analysis that is not observable and the value of servicing. The weighted average pull-through rate for derivative loan commitments was approximately 76% and 85% at both December 31, 2020 and 2019, respectively.

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

Transfers between levels are recognized at the end of the reporting period, if applicable. There were no transfers in the periods presented.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

				Total
	Level 1	Level 2	Level 3	Fair Value

	(in thousands)

December 31, 2020
Assets

Securities available for sale	$—	$276,498	$—	$276,498
Loans held for sale	—	208,612	—	208,612
Mortgage servicing rights	—	24,833	—	24,833
Derivative loan commitments	—	—	12,623	12,623
Forward loan sale commitments	—	—	—	—
Interest rate swaps	—	39,320	—	39,320
	$—	$549,263	$12,623	$561,886
Liabilities

Derivative loan commitments	$—	$—	$341	$341
Forward loan sale commitments	—	—	2,204	2,204
Interest rate management agreements	—	1,407	—	1,407
Interest rate swaps	—	39,320	—	39,320
	$—	$40,727	$2,545	$43,272

December 31, 2019
Assets

Securities available for sale	$—	$239,473	$—	$239,473
Loans held for sale	—	110,552	—	110,552
Mortgage servicing rights	—	17,150	—	17,150
Derivative loan commitments	—	—	1,385	1,385
Forward loan sale commitments	—	—	26	26
Interest rate swaps	—	15,092	—	15,092
	$—	$382,267	$1,411	$383,678
Liabilities

Derivative loan commitments	$—	$—	$174	$174
Forward loan sale commitments	—	—	158	158
Interest rate swaps	—	15,092	—	15,092
	$—	$15,092	$332	$15,424

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The table below presents, for the years ended December 31, 2020, 2019 and 2018, the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis.

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Assets: Derivative and Forward Loan Sale Commitments:

Balance at beginning of period	$1,411	$1,261	$1,093

Total gains included in net income (1)	11,212	150	168
Balance at end of period	$12,623	$1,411	$1,261

Changes in unrealized gains relating to instruments at period end	$12,623	$1,411	$1,261

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Liabilities: Derivative and Forward Loan Sale Commitments:

Balance at beginning of period	$(332)	$(630)	$(119)

Total gains (losses) included in net income (1)	(2,213)	298	(511)
Balance at end of period	$(2,545)	$(332)	(630)

Changes in unrealized losses relating to instruments at period end	$(2,545)	$(332)	(630)

(1) Included in mortgage banking income on the Consolidated Statements of Net Income.

Assets Measured at Fair Value on a Non-recurring Basis

The Company may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There were no liabilities measured at fair value on a non-recurring basis at December 31, 2020 and 2019. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets.

	December 31,
	2020			2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

	(in thousands)

Asset held for sale	$—	$—	$—	$—	$—	$8,536
Impaired loans:
Residential	—	—	919	—	—	2,272
Commercial	—	—	7,242	—	—	1,606
Other real estate owned and repossessed assets	—	—	595	—	—	719
	$—	$—	$8,756	$—	$—	$13,133

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Losses in the following table represent the amount of the fair value adjustments recorded during the year on the carrying value of the assets held at December 31, 2020 and 2019, respectively. Losses on fully charged off loans are not included in the table.

	Year Ended December 31,
	2020	2019

	(in thousands)

Asset held for sale	$—	$482
Impaired loans
Residential	118	28
Commercial	2,197	605
	$2,315	$1,115

The table below presents quantitative information about significant unobservable inputs (Level 3) for assets measured at fair value on a recurring basis at the dates indicated.

	Fair Value
	December 31,		Valuation Technique
	2020	2019

	(in thousands)

Impaired loans:
Residential	$919	$2,272	Sales Comparison Approach (1)
Commercial	$7,242	$1,606	Sales Comparison Approach (1)

Real estate owned:
Residential	$298	$298	Sales Comparison Approach (1)

(1) Fair value is generally determined through independent appraisals of the underlying collateral. The Company may also use another source of collateral assessment to determine a reasonable estimate of the fair value of the collateral. Appraisals may be adjusted by management for qualitative factors and estimated liquidation expenses. Unobservable inputs are adjustments for differences between the comparable sales. Residential real estate appraisals are generally discounted 0% - 20%. The weighted average for 2020 was 15%. Commercial loan appraisals are discounted 0% - 50%. The weighted average for 2020 was 27%.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

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

	December 31, 2020
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total

	(in thousands)

Financial assets:
Cash and cash equivalents	$205,870	$205,870	$—	$—	$205,870
Securities available for sale	276,498	—	276,498	—	276,498
Federal Home Loan Bank stock	8,738	N/A	N/A	N/A	N/A
Loans held for sale	208,612	—	208,612	—	208,612
Loans, net	3,439,247	—	—	3,473,751	3,473,751
Retirement plan annuities	13,747	—	—	13,747	13,747
Accrued interest receivable	11,874	—	11,874	—	11,874

Financial liabilities:
Deposits	3,506,209	—	—	3,509,996	3,509,996
Borrowed funds	149,097	—	152,373	—	152,373
Subordinated debt	34,033	—	—	34,799	34,799
Mortgagors' escrow accounts	7,736	—	—	7,736	7,736
Accrued interest payable	1,262	—	1,262	—	1,262

Derivative loan commitments:
Assets	12,623	—	—	12,623	12,623
Liabilities	341	—	—	341	341

Interest rate management agreements:
Liabilities	1,407	—	1,407	—	1,407

Interest rate swap agreements:
Assets	39,320	—	39,320	—	39,320
Liabilities	39,320	—	39,320	—	39,320

Forward loan sale commitments:
Assets	—	—	—	—	—
Liabilities	2,204	—	—	2,204	2,204

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

	December 31, 2019
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total

	(in thousands)

Financial assets:
Cash and cash equivalents	$211,616	$211,616	$—	$—	$211,616
Securities available for sale	239,473	—	239,473	—	239,473
Securities held to maturity	26,372	—	26,927	—	26,927
Federal Home Loan Bank stock	17,121	N/A	N/A	N/A	N/A
Loans held for sale	110,552	—	110,552	—	110,552
Loans, net	3,147,498	—	—	3,176,442	3,176,442
Retirement plan annuities	13,333	—	—	13,333	13,333
Accrued interest receivable	9,807	—	9,807	—	9,807

Financial liabilities:
Deposits	2,942,873	—	—	2,943,899	2,943,899
Borrowed funds	354,132	—	354,881	—	354,881
Subordinated debt	33,907	—	—	34,619	34,619
Mortgagors' escrow accounts	6,053	—	—	6,053	6,053
Accrued interest payable	1,669	—	1,669	—	1,669

Derivative loan commitments:
Assets	1,385	—	—	1,385	1,385
Liabilities	174	—	—	174	174

Interest rate swap agreements:
Assets	15,092	—	15,092	—	15,092
Liabilities	15,092	—	15,092	—	15,092

Forward loan sale commitments:
Assets	26	—	—	26	26
Liabilities	158	—	—	158	158

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

The following table presents earnings per common share.

	Year Ended December 31,
	2020	2019	2018

Net income available to common stockholders (in thousands)	$44,792	$18,268	$11,394

Average number of common shares outstanding	58,252,140	58,451,387	58,549,990
Less: Average unallocated ESOP shares	(3,938,772)	(2,719,750)	(1,860,399)
Weighted average common shares outstanding used to calculate basic earnings per common share	54,313,368	55,731,637	56,689,591
Dilutive effect of share-based compensation	6,467	139	—
Weighted average common shares outstanding used to calculate diluted earnings per common share	54,319,835	55,731,776	56,689,591

Earnings per common share:
Basic	$0.82	$0.33	$0.20
Diluted	$0.82	$0.33	$0.20

Share amounts related to periods prior to the August 14, 2019 closing of the conversion offering have been restated to give retroactive recognition to the 1.795431 exchange ratio applied in the conversion offering.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Stock options for 2,106,403, 2,169,243 and 1,778,407 shares were not considered in computing diluted earnings per share for the years ended December 31, 2020, 2019 and 2018, respectively, because they were antidilutive.

23.SEGMENT REPORTING

The reportable segments are determined by the products and services offered, primarily distinguished between banking and mortgage banking operations. They are also distinguished by the level of information provided to the chief operating decision maker, who uses such information to review performance of various components of the business. The Company has two reportable segments: HarborOne Bank and HarborOne Mortgage. Revenue from HarborOne Bank consists primarily of interest earned on loans and investment securities and service charges on deposit accounts. Revenue from HarborOne Mortgage comprises interest earned on loans and fees received as a result of the residential mortgage origination, sale and servicing process.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Segment profit and loss is measured by net income on a legal entity basis. Intercompany transactions are eliminated in consolidation.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Information about the reportable segments and reconciliation to the Consolidated Financial Statements at December 31, 2020, 2019 and 2018, and for the years then-ended are presented in the tables below.

	Year Ended December 31, 2020
	HarborOne	HarborOne	HarborOne
	Bank	Mortgage	Bancorp, Inc.	Eliminations	Consolidated

	(in thousands)

Net interest and dividend income (expense)	$118,217	$3,235	$(1,386)	$—	$120,066
Provision for loan losses	34,815	—	—	—	34,815
Net interest and dividend income (loss), after provision for loan losses	83,402	3,235	(1,386)	—	85,251
Mortgage banking income:
Gain on sale of mortgage loans	—	105,469	—	—	105,469
Intersegment (loss) gain	(3,148)	3,148	—	—	—
Changes in mortgage servicing rights fair value	(2,376)	(4,356)	—	—	(6,732)
Other	1,360	14,278	—	—	15,638
Total mortgage banking income (loss)	(4,164)	118,539	—	—	114,375
Other noninterest income (loss)	24,909	(138)	—	—	24,771
Total noninterest income	20,745	118,401	—	—	139,146
Noninterest expense	98,354	66,859	1,175	—	166,388
Income (loss) before income taxes	5,793	54,777	(2,561)	—	58,009
Provision (benefit) for income taxes	527	12,964	(274)	—	13,217
Net income (loss)	$5,266	$41,813	$(2,287)	$—	$44,792

Total assets at period end	$4,460,164	$312,194	$733,993	$(1,022,736)	$4,483,615
Goodwill at period end	$59,042	$10,760	$—	$—	$69,802

	Year Ended December 31, 2019

	HarborOne	HarborOne	HarborOne
	Bank	Mortgage	Bancorp Inc.	Eliminations	Consolidated

	(in thousands)

Net interest and dividend income (expense)	$109,106	$1,064	$(1,108)	$—	$109,062
Provision for loan losses	4,747	—	—	—	4,747
Net interest and dividend income (loss), after provision for loan losses	104,359	1,064	(1,108)	—	104,315
Mortgage banking income:
Gain on sale of mortgage loans	1	33,556	—	—	33,557
Intersegment (loss) gain	(1,183)	1,183	—	—	—
Changes in mortgage servicing rights fair value	(1,431)	(4,810)	—	—	(6,241)
Other	1,494	8,842	—	—	10,336
Total mortgage banking income (loss)	(1,119)	38,771	—	—	37,652
Other noninterest income (loss)	23,365	(45)	—	—	23,320
Total noninterest income	22,246	38,726	—	—	60,972
Noninterest expense	100,688	39,753	2,170	—	142,611
Income (loss) before income taxes	25,917	37	(3,278)	—	22,676
Provision (benefit) for income taxes	5,019	(77)	(534)	—	4,408
Net income (loss)	$20,898	$114	$(2,744)	$—	$18,268

Total assets at period end	$3,925,328	$165,863	$701,181	$(733,451)	$4,058,921
Goodwill at period end	$59,042	$10,760	$—	$—	$69,802

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

	Year Ended December 31, 2018

	HarborOne	HarborOne	HarborOne
	Bank	Mortgage	Bancorp Inc.	Eliminations	Consolidated

	(in thousands)

Net interest and dividend income (expense)	$88,478	$1,018	$39,434	$(40,000)	$88,930
Provision for loan losses	3,828	—	—	—	3,828
Net interest and dividend income (loss), after provision for loan losses	84,650	1,018	39,434	(40,000)	85,102
Mortgage banking income:
Gain on sale of mortgage loans	784	22,569	—	—	23,353
Intersegment (loss) gain	(205)	205	—	—	—
Changes in mortgage servicing rights fair value	(375)	(1,021)	—	—	(1,396)
Other	1,445	7,207	—	—	8,652
Total mortgage banking income	1,649	28,960	—	—	30,609
Other noninterest income	18,587	2	—	—	18,589
Total noninterest income	20,236	28,962	—	—	49,198
Noninterest expense	86,586	31,639	1,868	—	120,093
Income (loss) before income taxes	18,300	(1,659)	37,566	(40,000)	14,207
Provision (benefit) for income taxes	3,463	(262)	(388)	—	2,813
Net income (loss)	$14,837	$(1,397)	$37,954	$(40,000)	$11,394

Total assets at period end	$3,657,982	$89,461	$391,692	$(486,014)	$3,653,121
Goodwill at period end	$59,582	$10,506	$—	$—	$70,088

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

24.CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Condensed financial information relative to HarborOne Bancorp, Inc.’s balance sheet at December 31, 2020 and 2019 and the related statements of net income and cash flows for the years ended December 31, 2020, 2019 and 2018 are presented below. The statement of stockholders’ equity is not presented below as the parent company’s stockholders’ equity is that of the consolidated company.

Balance Sheet	December 31,
	2020	2019

	(in thousands)

Assets
Cash and due from banks	$118,265	$135,067
Investment in common stock of HarborOne Bank	581,982	529,380
Loan receivable - ESOP	32,190	33,407
Due from subsidiary	612	2,456
Other assets	657	871
Total assets	$733,706	$701,181

Liabilities and Stockholders' Equity
Subordinated debt	$34,033	$33,907
Other liabilities and accrued expenses	3,359	1,480
Due to subsidiary	—	—
Stockholders' equity	696,314	665,794
Total liabilities and stockholders' equity	$733,706	$701,181

Statement of Net Income	Year Ended December 31,
	2020	2019	2018

	(in thousands)

Dividends from subsidiary	$—	$—	$40,000
Interest from bank deposits	260	15	163
Interest on short-term investments	449	953	12
Interest on ESOP loan	1,596	1,062	488
Total income	2,305	2,030	40,663
Interest expense	2,095	2,076	741
Operating expenses	2,771	3,232	2,356
Total expenses	4,866	5,308	3,097
Income (loss) before income taxes and equity in undistributed net income (loss) of HarborOne Bank	(2,561)	(3,278)	37,566
Income tax provision (benefit)	(274)	(534)	(388)
Income (loss) before equity in income of subsidiaries	(2,287)	(2,744)	37,954
Equity in undistributed net income (loss) of HarborOne Bank	47,079	21,012	(26,560)
Net income	$44,792	$18,268	$11,394

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Statement of Cash Flows	Year Ended December 31,
	2020	2019	2018

	(in thousands)

Cash flows from operating activities:
Net income	$44,792	$18,268	$11,394
Adjustments to reconcile net income to net cash used by operating activities:
Equity in undistributed net (income) loss of HarborOne Bank	(47,079)	(21,012)	26,560
Deferred income tax provision (benefit)	(18)	139	440
Share-based compensation	963	1,432	1,568
Net change in other assets	231	(284)	(841)
Net change in other liabilities	302	1,299	577
Net cash provided (used) by operating activities	(809)	(158)	39,698

Cash flows from investing activities:
Investment in HarborOne Bank	—	(152,713)	(10,000)
Repayment of ESOP loan	1,218	1,862	404
Advances to subsidiary	(1,884)	(2,456)	—
Repayment of advances to subsidiary	3,728	—	—
Cash paid for acquisitions, net of cash acquired	—	—	(122,235)
Net cash provided (used) by investing activities	3,062	(153,307)	(131,831)

Cash flows from financing activities:
Issuance of common stock	—	304,161	—
Repurchase of common stock	(15,923)	(721)	(1,267)
Purchase of shares by ESOP	—	(24,829)	—
Proceeds from advance from subsidiary	—	—	139
Repayment of advance from subsidiary	—	(139)	—
Proceeds from subordinated debt issuance	—	—	33,720
Amortization of subordinated debt issuance costs	126	108	79
Dividends paid	(3,258)	—	—
Net cash provided (used) by financing activities	(19,055)	278,580	32,671

Net change in cash and cash equivalents	(16,802)	125,115	(59,462)
Cash and cash equivalents at beginning of year	135,067	9,952	69,414
Cash and cash equivalents at end of year	$118,265	$135,067	$9,952

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

25.SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2020	2019	2020	2019	2020	2019	2020	2019

	(in thousands, except share data)

Interest and dividend income	$37,169	$37,053	$36,621	$38,278	$37,048	$39,730	$37,720	$39,723
Interest expense	10,469	11,023	7,174	11,565	5,879	11,745	4,970	11,389
Net interest and dividend income	26,700	26,030	29,447	26,713	31,169	27,985	32,750	28,334
Provision for loan losses	3,749	857	10,004	1,750	13,454	889	7,608	1,251
Other noninterest income	16,341	9,842	38,630	14,451	44,461	17,196	37,181	18,139
Gain on sale and call of securities, net	2,525	—	8	1,267	—	77	—	—
Total noninterest income	18,866	9,842	38,638	15,718	44,461	17,273	37,181	18,139
Total noninterest expenses	35,388	32,592	43,838	35,081	45,722	36,203	41,440	38,735
Provision for income taxes	1,705	356	3,668	819	4,561	1,053	3,283	2,180
Net income	$4,724	$2,067	$10,575	$4,781	$11,893	$7,113	$17,600	$4,307

Basic earnings per share (1)	$0.09	$0.04	$0.19	$0.08	$0.22	$0.13	$0.33	$0.08
Diluted earnings per share (1)	$0.09	$0.04	$0.19	$0.08	$0.22	$0.13	$0.33	$0.08
Weighted average common shares, basic (1)	54,392,465	56,666,979	54,450,146	56,704,297	54,465,339	55,638,734	53,947,868	54,208,629
Weighted average common shares, diluted (1)	54,392,465	56,666,979	54,450,146	56,704,297	54,465,339	55,638,734	53,973,737	54,209,182

(1) Share amounts related to periods prior to August 14, 2019 closing of the conversion offering have been restated to give retroactive recognition to the 1.795431 exchange ratio applied in the conversion offering.

26.REVENUE RECOGNITION

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2020. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well-designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported as of the end of the period covered by this annual report.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2020.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required herein is incorporated by reference from the Company’s proxy statement relating to its May 26, 2021 Annual Meeting of Shareholders (the “Definitive Proxy Statement”) that will be filed with the Commission within 120 days following the fiscal year end December 31, 2020 under the headings of “Board of Director Information,” “Executive Officer Information,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11. EXECUTIVE COMPENSATION

The information required herein is incorporated by reference from the Definitive Proxy Statement under the headings of “Director Compensation,” “Executive Compensations,” and “Compensation Committee Interlocks and Insider Participation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2020 about the securities authorized for issuance under the 2017 and 2020 Equity Plans. The Company’s shareholders previously approved the plans and all amendments are subject to shareholder approval. The Company has no other equity compensation plans that have not been approved by shareholders.

	Number of		Number of
	Securities		Securities
	to Be Issued Upon		Remaining
	Exercise of	Weighted Average	Available for
	Outstanding	Exercise Price of	Future Issuance
	Options,	Outstanding	(Excluding
	Warrants,	Options, Warrants	Securities in
	and Rights	and Rights	Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by shareholders (1)	2,106,403	$9.86	$4,144,573	(2)
Equity compensation plans not approved by shareholders	—	—	—
Total	2,106,403	$9.86	$4,144,573	(2)

(1) Consists of the Company's 2017 Stock Option and Incentive Plan and the 2020 Equity Incentive Plan. For additional information, see Note 18 to the Consolidated Financial Statements.

(2) Shares available for issuance under the 2020 Equity Incentive Plan. The 2017 Equity Plan was discontinued upon the adoption of the 2020 Equity Plan and as such, the Company may only award shares from the 2020 Equity Plan.

The information required herein by item 403 of Regulation S-K regarding the security ownership of management and certain beneficial owners is incorporated by reference from the Definitive Proxy statement under the heading “Stock Ownership and Other Matters.”

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required herein is incorporated by reference from the Definitive Proxy Statement under the heading “Board of Director Information-Related Party Transactions” and “Board of Director Information-Director Independence.”

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required herein is incorporated by reference from the Definitive Proxy Statement under the heading “Proposals to be Voted upon at the Annual Meeting – Ratification of Appointment of Independent Registered Public Accounting Firm (Proposal 2).”

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

The following exhibits are included in this Annual Report on Form 10-K for the year ended December 31, 2020 (and are numbered in accordance with Item 601 of Regulation S-K):

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

4.3	Form of 5.625% Fixed to Floating Rate Subordinated Note due 2028 (incorporated by reference to Exhibit 4.2 to Form 8-K filed with the Securities and Exchange Commission on August 30, 2018)
4.4	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.4 to Form 10-K filed with the Securities and Exchange Commission on March 13, 2020)
10.1+	HarborOne Bank Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)
10.2+	HarborOne ESOP Restoration Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)
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

10.19+	HarborOne Bancorp, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on October 1, 2020)
10.20	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to Form 10-Q filed with the Securities and Exchange Commission on November 6, 2020)
10.21+

Form of Restricted Stock Award Agreement under the HarborOne Bancorp, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Form S-8 filed with the Securities and Exchange Commission on October 5, 2020)

10.22+

Form of Non-Qualified Stock Option Award Agreement for Non-Employee Directors under the HarborOne Bancorp, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Form S-8 filed with the Securities and Exchange Commission on October 5, 2020)

10.23+

Form of Non-Qualified Stock Option Award Agreement for Employees under the HarborOne Bancorp, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Form S-8 filed with the Securities and Exchange Commission on October 5, 2020)

10.24+

Form of Incentive Stock Option Agreement under the HarborOne Bancorp, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Form S-8 filed with the Securities and Exchange Commission on October 5, 2020)

10.25+

Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the HarborOne Bancorp, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to Form S-8 filed with the Securities and Exchange Commission on October 5, 2020)

10.26+

Form of Restricted Stock Unit Award Agreement for Employees under the HarborOne Bancorp, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to Form S-8 filed with the Securities and Exchange Commission on October 5, 2020)

10.27*+	Form of Performance Restricted Stock Unit Award Agreement for Employees under the HarborOne Bancorp, Inc. 2020 Equity Incentive Plan
21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 11, 2019)
23.1*	Consent of Crowe LLP
23.2*	Consent of Wolf & Co., P.C.
31.1*	Certification of Chief Executive Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act
31.2*	Certification of Chief Financial Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2020 and 2019, (ii) the Consolidated Statements of Income for the years ended December 31, 2020 and 2019, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2020 and 2019, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2020 and 2019, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019, and (vi) the Notes to the Consolidated Financial Statements.

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

HarborOne Bancorp, Inc.

Date:	March 12, 2021	By:	/s/ James W. Blake
James W. Blake
Chief Executive Officer and Director
(Principal Executive Officer)
Date: March 12, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ James W. Blake	By:	/s/ Linda H. Simmons
	James W. Blake		Linda H. Simmons
	Chief Executive Officer and Director		Executive Vice President and Chief Financial Officer
	(Principal Executive Officer)		(Principal Accounting and Financial Officer)
	Date: March 12, 2021		Date: March 12, 2021

By:	/s/ Joseph F. Barry	By:	/s/ Timothy R. Lynch
	Joseph F. Barry,		Timothy R. Lynch,
	Director		Director
	Date: March 12, 2021		Date: March 12, 2021

By:	/s/ Mandy Lee Berman	By:	/s/ William A. Payne
	Mandy Lee Berman,		William A. Payne,
	Director		Director
	Date: March 12, 2021		Date: March 12, 2021

By:	/s/ Joseph F. Casey	By:	/s/ Wallace H. Peckham, III
	Joseph F. Casey		Wallace H. Peckham, III,
	President, Chief Operating Officer and Director		Director
	Date: March 12, 2021		Date: March 12, 2021

By:	/s/ David P. Frenette, Esq.	By:	/s/ Andreana Santangelo
	David P. Frenette, Esq.,		Andreana Santangelo
	Director		Director
	Date: March 12, 2021		Date: March 12, 2021

By:	/s/ Gordon Jezard	By:	/s/ Michael J. Sullivan, Esq.
	Gordon Jezard,		Michael J. Sullivan, Esq.
	Director		Chairman and Director
	Date: March 12, 2021		Date: March 12, 2021

By:	/s/ Barry R. Koretz	By:	/s/ Damian W. Wilmot
	Barry R. Koretz,		Damian W. Wilmot
	Director		Director
	Date: March 12, 2021		Date: March 12, 2021