Form 10-Q
period 2021-03-31
HarborOne Bancorp, Inc.
filed 2021-05-07
CIK 1769617

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of May 3, 2021, there were 56,175,161 shares of the Registrant’s common stock, par value $0.01 per share, outstanding

HarborOne Bancorp, Inc.

Consolidated Balance Sheets (unaudited)

	March 31,	December 31,
(in thousands, except share data)	2021	2020

Assets
Cash and due from banks	$37,074	$31,777
Short-term investments	281,451	174,093
Total cash and cash equivalents	318,525	205,870

Securities available for sale, at fair value	304,168	276,498
Federal Home Loan Bank stock, at cost	7,572	8,738
Loans held for sale, at fair value	210,494	208,612
Loans	3,461,479	3,494,642
Less: Allowance for loan losses	(55,384)	(55,395)
Net loans	3,406,095	3,439,247
Accrued interest receivable	11,308	11,874
Other real estate owned and repossessed assets	530	595
Mortgage servicing rights, at fair value	33,939	24,833
Property and equipment, net	50,630	49,580
Retirement plan annuities	13,851	13,747
Bank-owned life insurance	88,443	87,950
Goodwill	69,802	69,802
Intangible assets	4,047	4,370
Other assets	86,554	81,899
Total assets	$4,605,958	$4,483,615

Liabilities and Stockholders' Equity
Deposits:
Demand deposit accounts	$777,959	$689,672
NOW accounts	224,869	218,584
Regular savings and club accounts	1,113,450	998,994
Money market deposit accounts	861,867	866,661
Term certificate accounts	696,438	732,298
Total deposits	3,674,583	3,506,209
Short-term borrowed funds	—	35,000
Long-term borrowed funds	97,488	114,097
Subordinated debt	34,064	34,033
Mortgagors' escrow accounts	8,468	7,736
Accrued interest payable	739	1,262
Other liabilities and accrued expenses	92,543	88,964
Total liabilities	3,907,885	3,787,301

Commitments and contingencies (Notes 9 and 10)

Common stock, $0.01 par value; 150,000,000 shares authorized; 59,086,187 and 58,834,970 shares issued; 56,228,762 and 57,205,458 shares outstanding at March 31, 2021 and December 31, 2020, respectively	585	584
Additional paid-in capital	465,832	464,176
Retained earnings	294,116	277,312
Treasury stock, at cost, 2,857,425 and 1,629,512 shares at March 31, 2021 and December 31, 2020, respectively	(31,460)	(16,644)
Accumulated other comprehensive (loss) income	(160)	2,185
Unearned compensation - ESOP	(30,840)	(31,299)
Total stockholders' equity	698,073	696,314
Total liabilities and stockholders' equity	$4,605,958	$4,483,615

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Income (unaudited)

	Three Months Ended March 31,
(in thousands, except share data)	2021	2020

Interest and dividend income:
Interest and fees on loans	$33,860	$34,025
Interest on loans held for sale	1,324	577
Interest on taxable securities	585	1,742
Interest on non-taxable securities	—	66
Other interest and dividend income	78	759
Total interest and dividend income	35,847	37,169

Interest expense:
Interest on deposits	2,720	8,693
Interest on FHLB borrowings	552	1,253
Interest on subordinated debentures	523	523
Total interest expense	3,795	10,469

Net interest and dividend income	32,052	26,700
Provision for loan losses	91	3,749

Net interest and dividend income, after provision for loan losses	31,961	22,951

Noninterest income:
Mortgage banking income:
Gain on sale of mortgage loans	24,802	12,278
Changes in mortgage servicing rights fair value	3,409	(4,387)
Other	4,515	2,343
Total mortgage banking income	32,726	10,234
Deposit account fees	3,852	3,931
Income on retirement plan annuities	104	101
Gain on sale and call of securities, net	—	2,525
Bank-owned life insurance income	493	551
Other income	634	1,296
Total noninterest income	37,809	18,638

Noninterest expense:
Compensation and benefits	27,454	21,185
Occupancy and equipment	5,256	4,563
Data processing	2,343	2,180
Loan expenses	2,435	1,253
Marketing	813	876
Deposit expenses	440	499
Postage and printing	401	496
Professional fees	1,583	1,228
Foreclosed and repossessed assets	23	125
Deposit insurance	320	271
Other expenses	1,734	2,484
Total noninterest expense	42,802	35,160

Income before income taxes	26,968	6,429

Income tax provision	7,576	1,705

Net income	$19,392	$4,724

Earnings per common share:
Basic	$0.37	$0.09
Diluted	$0.37	$0.09
Weighted average shares outstanding:
Basic	52,537,409	54,392,465
Diluted	53,000,830	54,392,465

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended March 31,
(in thousands)	2021	2020

Net income	$19,392	$4,724
Other comprehensive income:

Unrealized gain/loss on cash flow hedge:
Unrealized holding gains	1,733	—
Reclassification adjustment for net losses included in net income	112	—
Net change in unrealized gains on derivatives in cash flow hedging instruments	1,845	—
Related tax effect	(516)	—
Net-of-tax amount	1,329	—

Unrealized gain/loss on securities available for sale:
Unrealized holding (losses) gains	(4,713)	6,018
Reclassification of unrealized gain on securities transferred to available for sale	—	522
Reclassification adjustment for net realized gains	—	(2,525)
Net unrealized (losses) gains	(4,713)	4,015
Related tax effect	1,039	(1,237)
Net-of-tax amount	(3,674)	2,778

Total other comprehensive (loss) income	(2,345)	2,778

Comprehensive income	$17,047	$7,502

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

						Accumulated
	Common Stock		Additional		Treasury	Other	Unearned	Total
	Outstanding		Paid-in	Retained	Stock,	Comprehensive	Compensation	Stockholders'
(in thousands, except share data)	Shares	Amount	Capital	Earnings	at Cost	Income (Loss)	- ESOP	Equity

Balance at December 31, 2019	54,418,021	$584	$460,232	$237,356	$(721)	$1,480	$(33,137)	$665,794

Comprehensive income	—	—	—	4,724	—	2,778	—	7,502
ESOP shares committed to be released (57,681 shares)	—	—	121	—	—	—	459	580
Share-based compensation expense	—	—	1,263	—	—	—	—	1,263

Balance at March 31, 2020	54,418,021	$584	$461,616	$242,080	$(721)	$4,258	$(32,678)	$675,139

Balance at December 31, 2020	57,205,458	$584	$464,176	$277,312	$(16,644)	$2,185	$(31,299)	$696,314

Comprehensive income(loss)	—	—	—	19,392	—	(2,345)	—	17,047
Dividends declared of $0.05 per share	—	—	—	(2,588)	—	—	—	(2,588)
ESOP shares committed to be released (57,681 shares)	—	—	242	—	—	—	459	701
Restricted stock awards granted	188,377	—	—	—	—	—	—	—
Share-based compensation expense	—	—	772	—	—	—	—	772
Stock option exercised	62,840	1	642	—	—	—	—	643
Treasury stock purchased	(1,227,913)	—	—	—	(14,816)	—	—	(14,816)

Balance at March 31, 2021	56,228,762	$585	$465,832	$294,116	$(31,460)	$(160)	$(30,840)	$698,073

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in thousands)	2021	2020

Cash flows from operating activities:
Net income	$19,392	$4,724
Adjustments to reconcile net income to net cash used by operating activities:
Provision for loan losses	91	3,749
Net amortization of securities premiums/discounts	1,201	242
Proceeds from sale of loans	696,005	315,290
Loans originated for sale	(678,960)	(309,054)
Net (accretion) amortization of net deferred loan costs/fees and premiums	(393)	629
Depreciation and amortization of premises and equipment	1,325	1,005
Change in mortgage servicing rights fair value	(3,409)	4,387
Mortgage servicing rights capitalized	(5,697)	(444)
Accretion of fair value adjustment on loans and deposits, net	(1,212)	(383)
Amortization of other intangible assets	323	447
Amortization of subordinated debt issuance costs	31	31
Gain on sale and call of securities, net	—	(2,525)
Net gains on mortgage loan sales, including fair value adjustments	(18,927)	(14,000)
Bank-owned life insurance income	(493)	(551)
Income on retirement plan annuities	(104)	(101)
Net loss on disposal of premises and equipment	—	110
Net loss on sale and write-down of other real estate owned and repossessed assets	21	55
ESOP expense	701	580
Share-based compensation expense	772	1,263
Change in other assets	(3,128)	(25,901)
Change in other liabilities	3,579	21,341
Net cash used by operating activities	11,118	894

Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	46,956	13,947
Purchases	(80,540)	(62,755)
Sales	—	65,971
Activity in securities held to maturity:
Maturities, prepayment and calls	—	432
Sales	—	4,759
Net redemption of FHLB stock	1,166	3,591
Participation-in loan purchases	(17,535)	(679)
Net loan (originations) payments	51,982	(13,490)
Proceeds from sale of other real estate owned and repossessed assets	407	518
Additions to property and equipment	(2,375)	(750)
Net cash used by investing activities	61	11,544

(continued)

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in thousands)	2021	2020

Cash flows from financing activities:
Net increase in deposits	168,230	78,149
Net change in short-term borrowed funds	(35,000)	(79,000)
Proceeds from other borrowed funds and subordinated debt	3,400	40,000
Repayment of other borrowed funds	(20,009)	(30,009)
Net change in mortgagors' escrow accounts	732	2,226
Proceeds from exercise of stock options	643	—
Treasury stock purchased	(14,816)	—
Dividends paid	(1,704)	—
Net cash provided by financing activities	101,476	11,366

Net change in cash and cash equivalents	112,655	23,804

Cash and cash equivalents at beginning of period	205,870	211,616

Cash and cash equivalents at end of period	$318,525	$235,420

Supplemental cash flow information:
Interest paid on deposits	$2,723	$8,600
Interest paid on borrowed funds	1,597	2,367
Income taxes paid, net	1,779	3,748
Transfer of loans to other real estate owned and repossessed assets	363	393
Transfer of securities held to maturity to available for sale, fair value	—	22,051
Dividends declared	2,588	—

Supplemental disclosure related to adoption of ASU 2016-02, detailed in Note 1:
ROU asset	$23,189	$—
Operating lease liabilities	24,370	—

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The unaudited interim Consolidated Financial Statements of HarborOne Bancorp, Inc. (the “Company”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by the U.S. generally accepted accounting principles (“GAAP”). In the opinion of management, all adjustments and disclosures considered necessary for the fair presentation of the accompanying Consolidated Financial Statements have been included. Interim results are not necessarily reflective of the results of the entire year. The accompanying unaudited interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements for the year ended December 31, 2020 and 2019 and notes thereto included in the Company’s Annual Report on Form 10-K.

The unaudited interim Consolidated Financial Statements include the accounts of the Company; the Company’s subsidiaries, Legion Parkway Company LLC, a security corporation; HarborOne Bank (the “Bank”); and the Bank’s wholly-owned subsidiaries, which consist of HarborOne Mortgage, LLC (“HarborOne Mortgage”), a passive investment corporation, and two security corporations. The passive investment corporation maintains and manages certain assets of the Bank. The security corporations were established for the purpose of buying, holding and selling securities on their own behalf. All significant intercompany balances and transactions have been eliminated in consolidation.

Certain prior year amounts have been reclassified to conform to the current year financial statement presentation. These changes and reclassifications did not impact previously reported net income or comprehensive income.

Nature of Operations

The Company provides a variety of financial services to individuals and businesses through its 26 full-service branches in Massachusetts and Rhode Island, and a commercial lending office in each of Boston, Massachusetts and Providence, Rhode Island. HarborOne Mortgage maintains more than 30 offices in Massachusetts, Rhode Island, New Hampshire, Maine, and New Jersey and is licensed to lend in five additional states.

The Company’s primary deposit products are checking, money market, savings and term certificate of deposit accounts, while its primary lending products are commercial real estate, commercial, residential mortgages, home equity, and consumer loans. The Company also originates, sells and services residential mortgage loans through HarborOne Mortgage.

Risks and Uncertainties

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a global pandemic, and almost all public commerce and related business activities were, to varying degrees, curtailed. While some industries have been impacted more severely than others, all businesses have been impacted to some degree, and the outbreak has caused significant disruptions in the U.S. economy and adversely impacted a broad range of industries in which the Company’s customers operate and may impair their ability to fulfill their financial obligations to the Company. The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions.

Congress, the President, and the Board of Governors of the Federal Reserve System (the “Federal Reserve”) have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), a $2 trillion legislative package, was signed into law at the end of March 2020. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. Additionally, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act was enacted on December 27, 2020, providing for a second round of PPP loans (“PPP-2”). Additionally, the Consolidated Appropriations Act passed on December 27, 2020 provided the option of postponing adoption of the standard until the earlier of the end of the national emergency declaration related to the COVID-19 pandemic or December 31, 2022. The Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Act (the Economic Aid Act) amended the PPP by extending the authority of the SBA to guarantee loans and the ability of PPP lenders to disburse PPP loans until March 31, 2021. The PPP Extension Act of 2021, which was enacted on March 30, 2021, extends the PPP application deadline to May 31, 2021 and provides the SBA additional time to process applications through June 30, 2021. The Federal Reserve also took actions to mitigate the economic impact of the COVID-19 pandemic, including cutting the federal funds rate 150 basis points and targeting a 0 to 25 basis point rate. In addition to the general impact of the COVID-19 pandemic, certain provisions of the CARES Act as well as other legislative and regulatory relief efforts are expected to have a material impact on the Company’s operations.

The fiscal stimulus and relief programs have been an effective mitigant to credit losses in the near term and significant progress has been made in combating COVID-19; however, once these programs are discontinued the severity of potential losses is uncertain and depends on numerous factors and future developments. And while macroeconomic conditions have stabilized as of March 31, 2021, if there is a resurgence in the virus, the Company could experience a material adverse effect on its business, financial condition, results of operations and cash flows. Effects may include:

●	Net interest income could be reduced. In accordance with regulatory guidance, the Company is actively working with borrowers impacted by the COVID-19 pandemic to defer payments. While interest will continue to be recognized in accordance with GAAP, should eventual credit losses on these deferments emerge, interest income would be negatively impacted.
●	The provision for loan losses could increase. Continued uncertainty regarding the severity and duration of the COVID-19 pandemic and related economic effects will continue to affect the accounting for loan losses. It also is possible that asset quality could worsen, and loan charge-offs increase. The Company participated in the U.S. Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) providing loans to small businesses negatively impacted by the COVID-19 pandemic. PPP loans are fully guaranteed by the U.S. government.
●	Noninterest income could be reduced. Uncertainty regarding the severity and duration of the COVID-19 pandemic could cause further volatility in the financial markets. The COVID-19 pandemic and the measures taken to control its spread may disrupt the mortgage loan origination process. Mortgage banking revenues are dependent on mortgage origination volume and are sensitive to interest rates and the condition of housing markets.
●	Valuation and fair value measurement challenges may occur. Changes in the COVID-19 pandemic could cause a decline in the Company’s stock price or other triggering events could occur that would cause management to perform a goodwill impairment test that may result in an impairment charge being recorded to earnings for that period.

Summary of Significant Accounting Policies and Recently Adopted Accounting Standards Updates (“ASU”)

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

Significant accounting policies in effect and disclosed within the Company’s most recent audited consolidated financial statements as of December 31, 2020 remain substantially unchanged with the exception of the accounting policy for leases as a result of adopting ASU 2016-02, Leases (Topic 842) and subsequent related updates (collectively ASU 2016-02) as described below.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The Company adopted ASU 2016-02 on January 1, 2021, which requires lessees to recognize most leases on their balance sheet. Lessor accounting is largely unchanged. ASU 2016-02 requires both quantitative and qualitative disclosures regarding key information about lease arrangements from both lessees and lessors. The Company elected the effective date transition method utilizing the adoption date as the first date of application of the revised guidance. As a result, prior period amounts have not been restated. Upon adoption, the Company elected certain transitional practical expedients offered through the guidance, including the “package of practical expedients” whereby it did not reassess (i) whether any expired or existing contracts contain leases, (ii) the lease classification of any expired or existing leases, and (iii) initial direct costs for any existing leases, which resulted in the Company not recognizing a cumulative effect adjustment to retained earnings. Management evaluated the leasing contracts and activities and developed methodologies and processes to estimate and account for the right-of-use (“ROU”) assets and lease liabilities for building leases based on the present value of future lease payments. On January 1, 2021, the Company recorded ROU assets, included in other assets, and lease liabilities, included in other liabilities, totaling $23.2 million and $24.4 million, respectively. The impact to capital ratios as a result of increased risk-weighted assets was immaterial. The adoption of this guidance did not result in a material change to lessee expense recognition.

The Company is committed to rent premises and equipment used in business operations under non-cancelable operating leases and determines if an arrangement meets the definition of a lease upon inception. Leases that transfer substantially all of the benefits and risks of ownership to the Company are classified as finance leases, while all others are classified as operating leases. At lease commencement, a lease liability and ROU asset are calculated and recognized on both types of leases. The lease liability is equal to the present value of the future minimum lease payments. The ROU asset is equal to the lease liability, plus any initial direct costs and prepaid lease payments, less any lessor incentives received. Operating lease ROU assets are included in other assets and finance lease ROU assets are included in premises and equipment, net. The Company’s leases do not provide an implicit interest rate, therefore the Company used the appropriate Federal Home Loan Bank (“FHLB”) term rate commensurate with the underlying lease terms to determine the present value of operating lease liabilities. The lease term used in the calculation includes any options to extend that the Company is reasonably certain to exercise, determined on a lease-by-lease basis. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.

At March 31, 2021, the Company had no finance lease ROU assets or lease liabilities. For operating leases, total lease cost is comprised of lease expense, short-term lease cost, and variable lease cost. Lease expense includes future minimum lease payments, which are recognized on a straight-line basis over the lease term, as well as common area maintenance charges, real estate taxes, insurance and other expenses, where applicable, which are expensed as incurred. Total lease cost for operating leases is recorded in occupancy and equipment noninterest expense. See Note 11, Operating Lease Right-of-Use Assets and Liabilities, for further information.

The Company also adopted the following ASU on January 1, 2021, which did not have a material impact on the Company’s Consolidated Financial Statements:

ASU 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. This guidance provides better alignment of financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 also permitted the reclassification of eligible securities from the held-to-maturity classification to the available for sale classification. The Company did not reclassify investment securities from held to maturity to available for sale upon the original adoption of the amendments.

ASUs not yet Adopted

ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. These provisions apply to contract modifications that reference LIBOR or another reference rate expected to be discounted because of reference rate reform. Qualifying modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate and the modification would be considered “minor” so that any existing unamortized deferred loan origination

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

fees and costs would carry forward and continue to be amortized. Qualifying modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. ASU 2020-04 also provides numerous optional expedients for hedge accounting. ASU 2020-04 is effective as of March 12, 2020 through December 31, 2022, with adoption permitted as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected, the amendments must be applied prospectively for all eligible contract modifications. The Company has formed a cross functional working group and is currently evaluating the effect that this ASU will have on the Company’s consolidated financial statements.

ASU No. 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes. The amendments in this ASU are intended to simplify the accounting for income taxes. ASU 2019-12 is effective for public companies for fiscal years beginning after December 15, 2020, with early adoption permitted. For all other entities the guidance is effective for fiscal years beginning after December 15, 2021. Certain provisions under ASU 2019-12 require prospective application, some require modified retrospective application through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, while other provisions require retrospective application to all periods presented in the consolidated financial statements upon adoption. The Company expects to adopt ASU 2019-12 on December 31, 2021 and it is not expected to have a material impact on the Company’s consolidated financial statements.

ASU 2016-13, Financial Instruments—Credit Losses (Topic 326). Commonly referred to as “CECL,” requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. The ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. For public entities that are SEC filers, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. For non-public entities, this ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. With the passage of the CARES Act, the option to delay CECL was provided until the earlier of the national health emergency being declared over or December 31, 2020. The Consolidated Appropriations Act passed on December 27, 2020 provided the option of postponing adoption of the standard until the earlier of the end of the national emergency declaration related to the COVID-19 pandemic or December 31, 2022. The Company continues to evaluate the impact of this ASU on the consolidated financial statements and disclosures. The Company has formed a cross functional working group and selected a third-party vendor to assist with the application of this ASU. The working group has an implementation plan which includes assessment and documentation of processes, internal controls, data sources and model development and documentation. The working group has met key milestones within the implementation plan and the Company expects to adopt the ASU on January 1, 2022.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

2.	DEBT SECURITIES

The amortized cost and fair value of securities with gross unrealized gains and losses is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)

March 31, 2021:
Securities available for sale
U.S. government and government-sponsored enterprise obligations	$5,001	$58	$—	$5,059
U.S. government agency and government-sponsored residential mortgage-backed securities	274,928	2,053	3,459	273,522
U.S. government-sponsored collateralized mortgage obligations	10,266	273	—	10,539
SBA asset-backed securities	14,584	464	—	15,048
Total securities available for sale	$304,779	$2,848	$3,459	$304,168

December 31, 2020:
Securities available for sale
U.S. government and government-sponsored enterprise obligations	$5,002	$93	$—	$5,095
U.S. government agency and government-sponsored residential mortgage-backed securities	234,819	3,113	305	237,627
U.S. government-sponsored collateralized mortgage obligations	16,326	330	—	16,656
SBA asset-backed securities	16,249	871	—	17,120
Total securities available for sale	$272,396	$4,407	$305	$276,498

In February 2020, with the intention to reduce credit risk in the investment portfolio and to support the Bank’s credit risk policy, the Bank executed the sale of six held-to-maturity investments. The securities had a total amortized cost of $4.5 million and a $357,000 gain on sale was recorded during the three months ended March 31, 2020. As a result, the remaining held to maturity securities, with an amortized cost of $21.5 million and an unrealized gain of approximately $522,000, were transferred to the available for sale category at a fair value of $22.1 million.

Twenty-two mortgage-backed securities with a combined fair value of $26.4 million are pledged as collateral for interest rate swap agreements as of March 31, 2021 (see Note 10). Twenty-six mortgage-backed securities with a combined fair value of $40.3 million were pledged as collateral for interest rate swap agreements as of December 31, 2020.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2021 is as follows:

	Available for Sale
	Amortized	Fair
	Cost	Value

	(in thousands)

After 1 year through 5 years	$—	$—
After 5 years through 10 years	5,001	5,059
Over 10 years	—	—
	5,001	5,059

U.S. government agency and government-sponsored residential mortgage-backed securities	274,928	273,522
U.S. government-sponsored collateralized mortgage obligations	10,266	10,539
SBA asset-backed securities	14,584	15,048

Total	$304,779	$304,168

U.S. government-sponsored residential mortgage-backed securities, collateralized mortgage obligations and securities whose underlying assets are loans from the SBA have stated maturities of 1 to 30 years; however, it is expected that such securities will have shorter actual lives due to prepayments. U.S. government and government-sponsored enterprise obligations are callable at the discretion of the issuer. The U.S. government and government-sponsored enterprise obligations with a total fair value of $5.1 million have a final maturity of 7 years and a call feature of 5 months. At the quarter ended March 31, 2021 there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholder equity.

The following table shows proceeds and gross realized gains and losses related to the sales and calls of securities for the periods indicated:

	Three Months Ended March 31,
	2021	2020

	(in thousands)

Sales
Proceeds	$—	$70,729
Gross gains	—	2,521
Gross losses	—	—

Calls
Proceeds	$—	$1,667
Gross gains	—	4
Gross losses	—	—

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Information pertaining to securities with gross unrealized losses at March 31, 2021 and December 31, 2020 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months		Twelve Months and Over
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

	(in thousands)

March 31, 2021:
Securities available for sale

U.S. government agency and government-sponsored residential mortgage-backed securities	$3,455	$170,872	$4	$1,233

December 31, 2020:
Securities available for sale

U.S. government agency and government-sponsored residential mortgage-backed securities	$283	$67,460	$22	$3,668

Management evaluates securities for other-than-temporary impairment (“OTTI”) at each reporting period, and more frequently when economic or market concerns warrant such evaluation.

As of March 31, 2021, the Company’s security portfolio consisted of 105 debt securities, 33 of which were in an unrealized loss position. The unrealized losses are related to the Company’s mortgage-backed securities and were issued by U.S. government-sponsored entities and agencies.

Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2021.

3.	LOANS HELD FOR SALE

The following table provides the fair value and contractual principal balance outstanding of loans held for sale accounted for under the fair value option:

	March 31,	December 31,
	2021	2020

	(in thousands)

Loans held for sale, fair value	$210,494	$208,612
Loans held for sale, contractual principal outstanding	206,741	198,984
Fair value less unpaid principal balance	$3,753	$9,628

The Company has elected the fair value option for mortgage loans held for sale to better match changes in fair value of the loans with changes in the fair value of the forward sale commitment contracts used to economically hedge them. Changes in fair value of mortgage loans held for sale accounted for under the fair value option election amounted to a decrease of $5.9 million in the three months ended March 31, 2021 to $3.8 million, compared to an increase of $1.7 million in the three months ended March 30, 2020. These amounts are offset in earnings by the changes in fair value of forward sale commitments. The changes in fair value are reported as a component of gain on sale of mortgage loans in the Unaudited Consolidated Statements of Income.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

At March 31, 2021 and December 31, 2020, there were no loans held for sale that were greater than 90 days past due.

4.	LOANS

A summary of the balances of loans follows:

	March 31,	December 31,
	2021	2020

	(in thousands)

Residential real estate:
One- to four-family	$892,263	$928,934
Second mortgages and equity lines of credit	138,123	145,672
Residential real estate construction	31,843	31,217
	1,062,229	1,105,823

Commercial:
Commercial real estate	1,559,056	1,551,265
Commercial construction	112,187	99,331
Commercial and industrial	499,728	464,393
Total commercial loans	2,170,971	2,114,989

Consumer loans:
Auto	220,464	265,266
Personal	7,815	8,564
Total consumer loans	228,279	273,830

Total loans	3,461,479	3,494,642
Allowance for loan losses	(55,384)	(55,395)
Loans, net	$3,406,095	$3,439,247

As of March 31, 2021 and December 31, 2020, the commercial and industrial loans include $164.3 million and $126.5 million, respectively, of PPP loans and $5.0 million and $2.7 million, respectively, of deferred fees on the PPP loans. PPP loans are fully guaranteed by the U.S. government.

The Company has transferred a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying unaudited interim Consolidated Balance Sheets. The Company and participating lenders share ratably in cash flows and any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At March 31, 2021 and December 31, 2020, the Company was servicing loans for participants aggregating $297.4 million and $284.2 million, respectively.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Acquired Loans

The loans purchased from Coastway Bancorp, Inc. included $5.4 million in purchased credit impaired (“PCI”) loans. PCI loans were primarily residential real estate loans. The following table provides certain information pertaining to PCI loans:

	March 31,	December 31,
	2021	2020

	(in thousands)

Outstanding balance	$4,284	$4,307
Carrying amount	$4,063	$4,079

The following table summarizes activity in the accretable yield for PCI loans:

	Three Months Ended March 31,
	2021	2020

	(in thousands)

Balance at beginning of period	$141	$149
Additions	—	—
Accretion	(3)	(2)
Reclassification from nonaccretable difference	—	—
Balance at end of period	$138	$147

The following is the activity in the allowance for loan losses for the three months ended March 31, 2021 and 2020:

	Residential	Commercial	Commercial	Commercial
	Real Estate	Real Estate	Construction	and Industrial	Consumer	Unallocated	Total

	(in thousands)

Balance at December 31, 2019	$3,178	$12,875	$2,526	$2,977	$1,010	$1,494	$24,060

Provision (credit) for loan losses	(49)	2,940	(4)	(159)	691	330	3,749
Charge-offs	—	(1,174)	—	(297)	(253)	—	(1,724)
Recoveries	48	1	—	219	36	—	304
Balance at March 31, 2020	$3,177	$14,642	$2,522	$2,740	$1,484	$1,824	$26,389

Balance at December 31, 2020	$7,419	$34,765	$1,955	$5,311	$2,475	$3,470	$55,395

Provision (credit) for loan losses	(221)	218	282	1,494	(412)	(1,270)	91
Charge-offs	—	—	—	(185)	(55)	—	(240)
Recoveries	71	4	—	7	56	—	138
Balance at March 31, 2021	$7,269	$34,987	$2,237	$6,627	$2,064	$2,200	$55,384

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Allocation of the allowance to loan segments at March 31, 2021 and December 31, 2020 follows:

	Residential	Commercial	Commercial	Commercial
	Real Estate	Real Estate	Construction	and Industrial	Consumer	Unallocated	Total

	(in thousands)

March 31, 2021:
Loans:
Impaired loans	$22,033	$12,502	$—	$8,071	$—		$42,606
Non-impaired loans	1,040,196	1,546,554	112,187	491,657	228,279		3,418,873
Total loans	$1,062,229	$1,559,056	$112,187	$499,728	$228,279		$3,461,479
Allowance for loan losses:
Impaired loans	$720	$1,797	$—	$1,386	$—	$—	$3,903
Non-impaired loans	6,549	33,190	2,237	5,241	2,064	2,200	51,481
Total allowance for loan losses	$7,269	$34,987	$2,237	$6,627	$2,064	$2,200	$55,384

December 31, 2020:
Loans:
Impaired loans	$24,384	$12,513	$—	$9,359	$—		$46,256
Non-impaired loans	1,081,439	1,538,752	99,331	455,034	273,830		3,448,386
Total loans	$1,105,823	$1,551,265	$99,331	$464,393	$273,830		$3,494,642
Allowance for loan losses:
Impaired loans	$802	$1,845	$—	$31	$—	$—	$2,678
Non-impaired loans	6,617	32,920	1,955	5,280	2,475	3,470	52,717
Total allowance for loan losses	$7,419	$34,765	$1,955	$5,311	$2,475	$3,470	$55,395

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following is a summary of past due and non-accrual loans at March 31, 2021 and December 31, 2020:

			90 Days
	30-59 Days	60-89 Days	or More	Total	Loans on
	Past Due	Past Due	Past Due	Past Due	Non-accrual

	(in thousands)

March 31, 2021
Residential real estate:
One- to four-family	$8,098	$1,667	$2,505	$12,270	$10,606
Second mortgages and equity lines of credit	214	51	483	748	856
Commercial real estate	22	—	3,372	3,394	12,478
Commercial construction	—	—	—	—	—
Commercial and industrial	606	—	1,049	1,655	8,059
Consumer:
Auto	825	347	236	1,408	327
Personal	3	21	9	33	29
Total	$9,768	$2,086	$7,654	$19,508	$32,355

December 31, 2020
Residential real estate:
One- to four-family	$12,148	$2,223	$6,418	$20,789	$11,611
Second mortgages and equity lines of credit	460	46	433	939	834
Residential real estate construction	471	—	—	471	—
Commercial real estate	416	—	3,369	3,785	12,486
Commercial construction	—	—	—	—	—
Commercial and industrial	444	191	1,243	1,878	8,606
Consumer:
Auto	1,657	397	488	2,542	557
Personal	88	11	2	101	7
Total	$15,684	$2,868	$11,953	$30,505	$34,101

At March 31, 2021 and December 31, 2020, there were no loans past due 90 days or more and still accruing.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following information pertains to impaired loans:

	March 31, 2021			December 31, 2020
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance

	(in thousands)

Impaired loans without a specific reserve:
Residential real estate	$11,663	$12,259	$—	$12,284	$13,039	$—
Commercial real estate	3,541	4,732	—	3,552	4,741	—
Commercial construction	—	—	—	—	—	—
Commercial and industrial	5,922	8,619	—	9,243	11,604	—
Total	21,126	25,610	—	25,079	29,384	—

Impaired loans with a specific reserve:
Residential real estate	10,370	10,651	720	12,100	12,355	802
Commercial real estate	8,961	8,961	1,797	8,961	8,961	1,845
Commercial construction	—	—	—	—	—	—
Commercial and industrial	2,149	2,449	1,386	116	181	31
Total	21,480	22,061	3,903	21,177	21,497	2,678

Total impaired loans	$42,606	$47,671	$3,903	$46,256	$50,881	$2,678

	Three Months Ended March 31,
	2021			2020
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis

	(in thousands)

Residential real estate	$23,209	$296	$105	$26,367	$322	$245
Commercial real estate	12,508	2	2	2,118	—	—
Commercial construction	—	—	—	11,108	—	—
Commercial and industrial	8,715	120	120	5,392	7	7
Total	$44,432	$418	$227	$44,985	$329	$252

Interest income recognized and interest income recognized on a cash basis in the tables above represent interest income for the three months ended March 31, 2021 and 2020, not for the time period designated as impaired. No additional funds are committed to be advanced in connection with impaired loans.

There were no material troubled debt restructuring (“TDR”) loan modifications for the three months ended March 31, 2021 and 2020.

The recorded investment in TDRs was $13.9 million and $15.1 million at March 31, 2021 and December 31, 2020, respectively. Commercial TDRs totaled $2.2 million and $2.5 million at March 31, 2021 and December 31, 2020, respectively. The remainder of the TDRs outstanding at the end of these periods were residential loans. Non-accrual TDRs totaled $3.3 million and $3.6 million at March 31, 2021 and December 31, 2020, respectively. Of these loans, $2.2 million and $2.5 million were non-accrual commercial TDRs at March 31, 2021 and December 31, 2020, respectively.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

All TDR loans are considered impaired and management performs a discounted cash flow calculation to determine the amount of impairment reserve required on each loan. TDR loans which subsequently default are reviewed to determine if the loan should be deemed collateral dependent. In either case, any reserve required is recorded as part of the allowance for loan losses.

During the three months ended March 31, 2021 and 2020, there were no payment defaults on TDRs.

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

On an annual basis, or more often if needed, the Company formally reviews on a risk adjusted basis, the ratings on all commercial real estate, construction and commercial loans. Semi-annually, the Company engages an independent third-party to review a significant portion of loans within these segments. Management uses the results of these reviews as part of its annual review process.

On a monthly basis, the Company reviews the residential construction, residential real estate and consumer installment portfolios for credit quality primarily through the use of delinquency reports.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents the Company’s loans by risk rating at March 31, 2021 and December 31, 2020:

	March 31, 2021			December 31, 2020
	Commercial	Commercial	Commercial	Commercial	Commercial	Commercial
	Real Estate	Construction	and Industrial	Real Estate	Construction	and Industrial

	(in thousands)

Loans rated 1 - 6	$1,531,940	$112,187	$489,189	$1,524,105	$99,331	$452,665
Loans rated 7	14,638	—	2,668	14,674	—	3,122
Loans rated 8	9,444	—	4,875	9,455	—	7,080
Loans rated 9	3,034	—	2,996	3,031	—	1,526
Loans rated 10	—	—	—	—	—	—
Loans not rated	—	—	—	—	—	—
	$1,559,056	$112,187	$499,728	$1,551,265	$99,331	$464,393

5.	MORTGAGE LOAN SERVICING

The Company sells residential mortgages to government-sponsored entities and other parties. The Company retains no beneficial interests in these loans, but may retain the servicing rights of the loans sold. Mortgage loans serviced for others are not included in the accompanying unaudited interim Consolidated Balance Sheets. The risks inherent in mortgage servicing rights (“MSRs”) relate primarily to changes in prepayments that primarily result from shifts in mortgage interest rates. The unpaid principal balance of mortgage loans serviced for others was $3.41 billion and $3.05 billion as of March 31, 2021 and December 31, 2020, respectively.

The Company accounts for MSRs at fair value. The Company obtains valuations from independent third parties to determine the fair value of MSRs. Key assumptions used in the estimation of fair value include prepayment speeds, discount rates, and default rates. At March 31, 2021 and December 31, 2020, the following weighted average assumptions were used in the calculation of fair value of MSRs:

	March 31,	December 31,
	2021	2020
Prepayment speed	10.20%	14.30%
Discount rate	9.22	9.23
Default rate	2.43	2.27

The following summarizes changes to MSRs for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020

	(in thousands)

Balance, beginning of period	$24,833	$17,150
Additions	5,697	444
Changes in fair value due to:
Reductions from loans paid off during the period	(1,599)	(576)
Changes in valuation inputs or assumptions	5,008	(3,811)
Balance, end of period	$33,939	$13,207

Contractually specified servicing fees included in other mortgage banking income amounted to $2.1 million for the three months ended March 31, 2021 and $1.3 million for the three months ended March 31, 2020, respectively.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

6.	GOODWILL AND INTANGIBLE ASSETS

As of March 31, 2021, the Company had $69.8 million in goodwill, of which $59.0 million was allocated to the Bank reporting unit and $10.8 million was allocated to the HarborOne Mortgage reporting unit. The Company typically performs its goodwill impairment test during the fourth quarter of the year, unless certain indicators suggest earlier testing to be warranted. Other intangible assets were $4.0 million and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company determined that there was no triggering event that warranted an interim impairment test at March 31, 2021.

7.	DEPOSITS

A summary of deposit balances, by type, is as follows:

	March 31,	December 31,
	2021	2020

	(in thousands)

NOW and demand deposit accounts	$1,002,828	$908,256
Regular savings and club accounts	1,113,450	998,994
Money market deposit accounts	861,867	866,661
Total non-certificate accounts	2,978,145	2,773,911

Term certificate accounts greater than $250,000	122,951	135,190
Term certificate accounts less than or equal to $250,000	473,487	497,108
Brokered deposits	100,000	100,000
Total certificate accounts	696,438	732,298
Total deposits	$3,674,583	$3,506,209

The Company has established a relationship to participate in a reciprocal deposit program with other financial institutions. The reciprocal deposit program provides access to FDIC-insured deposit products in aggregate amounts exceeding the current limits for depositors. At March 31, 2021 and December 31, 2020, total reciprocal deposits were $81.0 million and $104.9 million, respectively, consisting primarily of money market accounts.

A summary of certificate accounts by maturity at March 31, 2021 is as follows:

		Weighted
		Average
	Amount	Rate

	(dollars in thousands)

Within 1 year	$562,996	0.60%
Over 1 year to 2 years	110,293	0.92
Over 2 years to 3 years	4,580	1.80
Over 3 years to 4 years	17,124	1.05
Over 4 years to 5 years	1,935	0.70
Total certificate deposits	696,928	0.67%
Less unaccreted acquisition discount	(490)
Total certificate deposits, net	$696,438

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

8.BORROWED FUNDS

Borrowed funds at March 31, 2021 and December 31, 2020 consist of Federal Home Loan Bank (“FHLB”) advances. Short-term advances were $35.0 million with a weighted average rate of 0.42% at December 31, 2020. There were no short-term advances at March 31, 2021. Long-term advances are summarized by maturity date below.

	March 31, 2021			December 31, 2020
	Amount by		Weighted	Amount by		Weighted
	Scheduled	Amount by	Average	Scheduled	Amount by	Average
	Maturity*	Call Date (1)	Rate (2)	Maturity*	Call Date (1)	Rate (2)

	(dollars in thousands)

Year ending December 31:
2021	$21,750	$81,750	3.09%	$41,750	101,750	2.47%
2022	—	—	—	—	—	—
2023	20,191	191	3.48	20,190	190	3.48
2024	13,400	13,400	1.39	10,000	10,000	1.68
2025	40,987	987	1.32	40,987	987	1.32
2026 and thereafter	1,160	1,160	2.00	1,170	1,170	2.00
	$97,488	$97,488	2.18%	$114,097	$114,097	2.16%

* Includes an amortizing advance requiring monthly principal and interest payments.

(1) Callable FHLB advances are shown in the respective periods assuming that the callable debt is redeemed at the call date, while all other advances are shown in the periods corresponding to their scheduled maturity date.

(2) Weighted average rates are based on scheduled maturity dates.

The FHLB advances are secured by a blanket security agreement which requires the Bank to maintain certain qualifying assets as collateral, principally residential mortgage loans and certain multi-family and commercial real estate loans held in the Bank’s portfolio. The carrying value of the loans pledged as collateral for these borrowings totaled $1.23 billion at March 31, 2021 and $1.25 billion at December 31, 2020. As of March 31, 2021, the Company had $744.2 million of available borrowing capacity with the FHLB.

The Company also has additional borrowing capacity under a $25.0 million unsecured federal funds line with a correspondent bank and a secured line of credit with the Federal Reserve Bank of Boston secured by 55% of the carrying value of indirect auto and commercial loans with principal balances amounting to $104.5 million and $107.1 million at March 31, 2021 and December 31, 2020, respectively. No amounts were outstanding under either line at March 31, 2021 or December 31, 2020.

As a participating lender in the PPP, the Company also has access to additional borrowing capacity through the Federal Reserve’s Paycheck Protection Program Liquidity Facility. Only loans issued under the PPP may be pledged as collateral.

On August 30, 2018, the Company issued $35.0 million in fixed-to-floating rate subordinated notes due 2028 (the “Notes”) in a private placement transaction to institutional accredited investors. The Notes bear interest at annual fixed rate of 5.625% until September 1, 2023 at which time the interest rate resets quarterly to an interest rate per annum equal to the three–month LIBOR plus 278 basis points. Interest is payable semi-annually on March 1 and September 1 each year through September 1, 2023 and quarterly thereafter. The Notes can be redeemed partially or in whole, prior to the maturity date beginning September 1, 2023 and on any scheduled interest payment date thereafter, at par. The Notes are carried on the Consolidated Balance Sheets net of unamortized issuance costs of $936,000 and $967,000 at March 31, 2021 and December 31, 2020, respectively, which are being amortized over the period to maturity date using the interest method. At March 31, 2021 and December 31, 2020, the Notes qualified as Tier 2 capital for regulatory capital purposes.

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

The following off-balance sheet financial instruments were outstanding at March 31, 2021 and December 31, 2020. The contract amounts represent credit risk.

	March 31,	December 31,
	2021	2020

	(in thousands)

Commitments to grant residential real estate loans-HarborOne Mortgage	$412,662	$485,428
Commitments to grant other loans	74,651	53,714
Unadvanced funds on home equity lines of credit	187,667	178,432
Unadvanced funds on revolving lines of credit	182,178	169,907
Unadvanced funds on construction loans	117,672	127,776

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

As of March 31, 2021, the Company had one interest rate swap agreement with a notional amount of $100.0 million that was designated as a cash flow hedge of certificates of deposits. The interest rate swap agreement has an average maturity of 4.0 years, the current weighted average fixed rate paid is 0.67%, the weighted average 3-month LIBOR swap receive rate is 0.22%, and the fair value is $438,000. The Company expects approximately $464,000 related to the cash flow hedge to be reclassified to interest expense, from other comprehensive income, in the next twelve months.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Interest Rate Swaps

The Company enters into interest rate swap agreements that are transacted to meet the financing needs of its commercial customers. Offsetting interest rate swap agreements are simultaneously transacted with a third-party financial institution to effectively eliminate the Company’s interest rate risk associated with the customer swaps. The primary risks associated with these transactions arise from exposure to the ability of the counterparties to meet the terms of the contract. Mortgage-backed securities with a fair value of $26.4 million are pledged to secure the Company’s liability for the offsetting interest rate swaps (see Note 2). The interest rate swap notional amount is the aggregate notional amount of the customer swap and the offsetting third-party swap.

Risk Participation Agreements

The Company has entered into risk participation agreements with the correspondent institutions and shares in any interest rate swap losses incurred as a result of the commercial loan customers’ termination of a loan-level interest rate swap agreement prior to maturity. The Company records these risk participation agreements at fair value. The Company’s maximum credit exposure is based on its proportionate share of the settlement amount of the referenced interest rate swap. Settlement amounts are generally calculated based on the fair value of the swap plus outstanding accrued interest receivables from the customer.

Although the Company has determined that the majority of the inputs used to value its interest rate swaps and risk participation agreements fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with interest rate contracts and risk participation agreements utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2021 and December 31, 2020, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has classified its derivative valuations in their entirety as Level 2.

The following tables presents the outstanding notional balances and fair values of outstanding derivative instruments:

		Assets		Liabilities
		Balance		Balance
	Notional	Sheet	Fair	Sheet	Fair
	Amount	Location	Value	Location	Value

	(in thousands)

March 31, 2021:
Derivatives designated as Hedging Instruments
Interest rate swaps	$100,000	Other assets	$438	Other liabilities	$—
Derivatives not designated as Hedging Instruments
Derivative loan commitments	$412,662	Other assets	$6,988	Other liabilities	$119
Forward loan sale commitments	315,000	Other assets	3,236	Other liabilities	24
Interest rate swaps	832,015	Other assets	22,552	Other liabilities	22,552
Risk participation agreements	132,066	Other assets	—	Other liabilities	—
Total			$33,214		$22,695

December 31, 2020:
Derivatives designated as Hedging Instruments
Interest rate swaps	$100,000	—	$—	Other liabilities	$1,407
Derivatives not designated as Hedging Instruments
Derivative loan commitments	$485,428	Other assets	$12,623	Other liabilities	$341
Forward loan sale commitments	356,500	Other assets	—	Other liabilities	2,204
Interest rate swaps	867,728	Other assets	39,320	Other liabilities	39,320
Risk participation agreements	132,379	Other assets	—	Other liabilities	—
Total			$51,943		$43,272

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents the recorded net gains and losses pertaining to the Company’s derivative instruments:

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Derivatives designated as hedging instruments
Gain in OCI on derivatives (effective portion), net of tax	$1,329	$—
Loss reclassified from OCI into interest income or interest expense (effective portion)	$(112)	$—

Derivatives not designated as hedging instruments
Changes in fair value of derivative loan commitments
Mortgage banking income	$(5,413)	$5,191
Changes in fair value of forward loan sale commitments
Mortgage banking income	5,417	(3,672)
Total	$4	$1,519

11.	OPERATING LEASE RIGHT-OF-USE ASSETS AND LIABILITIES

Operating lease ROU assets, included in other assets, were $24.1 million at March 31, 2021.

Operating lease liabilities, included in other liabilities and accrued expenses, were $25.6 million at March 31, 2021. As of March 31, 2021 the Company does not have leases that have not yet commenced. At March 31, 2021 lease expiration dates ranged from 1 month to 36.9 years and have a weighted average remaining lease term of 18.1 years.

Future minimum lease payments under non-cancellable leases and a reconciliation to the amount recorded as operating lease liabilities as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021	December 31, 2020

	(in thousands)

2021	$2,032	$2,452
2022	2,545	2,239
2023	2,316	1,847
2024	1,956	1,644
2025	1,871	1,684
Thereafter	20,822	13,134
Total lease payments	31,542	$23,000
Imputed interest	(5,971)
Total present value of operating lease liabilities	$25,571

The weighted-average discount rate and remaining lease term for operating leases were as follows:

March 31, 2021
Weighted-average discount rate	1.96%
Weighted-average remaining lease term (years)	18.10

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Rental expense for operating leases is recognized on a straight-line basis over the lease term and amounted to $682,000 and $627,000, respectively, for the three months ended March 31, 2021 and 2020. Variable lease components, such as fair market value adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

The following table presents the components of total lease expense:

Three Months Ended
March 31, 2021
(in thousands)

Lease Expense:
Operating lease expense	$632
Short-term lease expense	41
Variable lease expense	9
Total lease expense	$682

12.	STOCK-BASED COMPENSATION

Under the HarborOne, Inc. 2020 Equity Incentive Plan (the “2020 Equity Plan”), adopted on September 29, 2020, the Company may grant stock options, restricted stock awards, performance restricted stock units and other equity incentives to its directors, officers and employees. Total shares reserved for issuance under the 2020 Equity Plans are 4,500,000. The 2017 Stock Option and Incentive Plan (the “2017 Equity Plan” and together with the 2020 Equity Plan, the “Equity Plans”), adopted on August 9, 2017, was discontinued upon the adoption of the 2020 Equity Plan and as such the Company may only award shares from the 2020 Equity Plan.

Expense related to awards granted to employees is recognized as compensation expense, and expense related to awards granted to directors is recognized as directors’ fees within noninterest expense. Total expense for the Equity Plans was $772,000 for the three months ended March 31, 2021 and $1.3 million for the three months ended March 31, 2020.

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

During the three months ended March 31, 2021, the Company made no awards of nonqualified options to purchase shares of common stock.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

A summary of the status of the Company’s stock option grants for the three months ended March 31, 2021, is presented in the table below:

	Outstanding				Nonvested
			Weighted
			Average			Weighted
		Weighted	Remaining	Aggregate		Average
	Stock Option	Average	Contractual	Intrinsic	Stock Option	Grant Date
	Awards	Exercise Price	Term (years)	Value	Awards	Fair Value

Balance at January 1, 2021	2,106,403	$9.86			431,550	$2.55
Granted	—	—			—	—
Exercised	(62,840)	10.23			—	—
Vested	—	—			(176,165)	2.47
Forfeited	—	—			—	—
Expired	—	—			—	—
Balance at March 31, 2021	2,043,563	$9.85	7.00	$—	255,385	$2.60
Exercisable at March 31, 2021	1,746,283	$9.94	6.85	$—
Unrecognized cost inclusive of directors' awards	$622,000
Weighted average remaining recognition period (years)	0.89

Restricted Stock and Performance Restricted Stock Units

Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by the Company. Any shares not issued because vesting requirements are not met will again be available for issuance under the plan. The fair market value of shares awarded, based on the market price at the date of grant, is unearned compensation to be amortized over the applicable vesting period.

Performance Restricted Stock Units vest based on a combination of performance and service requirements. The number of performance restricted stock units granted reflects the target number able to be earned under a given award. Nonvested performance restricted stock unit compensation expense is based on the most recent performance assumption available and is adjusted as assumptions change.

The following table presents the activity in non-vested restricted stock awards under the Equity Plans for the three months ended March 31, 2021:

	Restricted	Weighted Average
	Stock Awards	Grant Price

Non-vested stock awards at January 1, 2021	384,692	$9.33
Vested	(3,782)	8.82
Granted	188,377	11.95
Forfeited	—	—
Non-vested stock awards at March 31, 2021	569,287	$10.20
Unrecognized cost inclusive of directors' awards	$4,884,000
Weighted average remaining recognition period (years)	2.03

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents the activity in non-vested performance restricted stock units under the 2020 Equity Plan for the three months ended March 31, 2021:

	Performance	Weighted Average
	Restricted Stock Units	Grant Price

Non-vested performance restricted stock units at January 1, 2021	—	$—
Vested	—	—
Granted	85,066	11.95
Forfeited	—	—
Non-vested performance restricted stock units at March 31, 2021	85,066	$11.95
Unrecognized cost	$988,000
Weighted average remaining recognition period (years)	2.92

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

At March 31, 2021 the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The capital levels of both the Company and the Bank at March 31, 2021 also exceeded the minimum capital requirements, including the currently applicable capital conservation buffer of 2.5%.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The Company’s and the Bank’s actual regulatory capital ratios as of March 31, 2021 and December 31, 2020 are presented in the table below.

					Minimum Required to be
					Considered "Well Capitalized"
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)

HarborOne Bancorp, Inc.
March 31, 2021
Common equity Tier 1 capital to risk-weighted assets	$625,494	17.8%	$158,349	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	625,494	17.8	211,132	6.0	N/A	N/A
Total capital to risk-weighted assets	704,620	20.0	281,510	8.0	N/A	N/A
Tier 1 capital to average assets	625,494	14.2	176,015	4.0	N/A	N/A

December 31, 2020
Common equity Tier 1 capital to risk-weighted assets	$621,153	17.7%	$158,050	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	621,153	17.7	210,733	6.0	N/A	N/A
Total capital to risk-weighted assets	700,197	19.9	280,978	8.0	N/A	N/A
Tier 1 capital to average assets	621,153	14.5	171,578	4.0	N/A	N/A

HarborOne Bank
March 31, 2021
Common equity Tier 1 capital to risk-weighted assets	$528,351	15.0%	$158,358	4.5%	$228,740	6.5%
Tier 1 capital to risk-weighted assets	528,351	15.0	211,144	6.0	281,526	8.0
Total capital to risk-weighted assets	572,481	16.3	281,526	8.0	351,907	10.0
Tier 1 capital to average assets	528,351	12.0	175,976	4.0	219,970	5.0

December 31, 2020
Common equity Tier 1 capital to risk-weighted assets	$506,822	14.4%	$158,081	4.5%	$228,339	6.5%
Tier 1 capital to risk-weighted assets	506,822	14.4	210,775	6.0	281,033	8.0
Total capital to risk-weighted assets	550,875	15.7	281,033	8.0	351,291	10.0
Tier 1 capital to average assets	506,822	11.8	171,501	4.0	214,377	5.0

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

14.COMPREHENSIVE (LOSS) INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the stockholders’ equity section of the Consolidated Balance Sheets, such items, along with net income, are components of comprehensive income (loss).

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	March 31,	December 31,
	2021	2020

	(in thousands)

Cash flow hedge:
Net unrealized gain (loss)	$438	$(1,407)
Related tax effect	(122)	394
Total accumulated other comprehensive income (loss)	$316	$(1,013)

Securities available for sale:
Net unrealized gain (loss)	$(611)	$4,102
Related tax effect	135	(904)
Total accumulated other comprehensive income (loss)	$(476)	$3,198

The following tables present changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021			2020

	Available	Cash		Available
	for Sale	Flow		for Sale
	Securities	Hedge	Total	Securities

	(in thousands)

Balance at beginning of period	$3,198	$(1,013)	$2,185	$1,480

Other comprehensive income (loss) before reclassifications	(4,713)	1,733	(2,980)	6,018
Amounts reclassified to accumulated other comprehensive income for transfer of securities to available for sale	—	—	—	522
Amounts reclassified from accumulated other comprehensive income (loss)	—	112	112	(2,525)
Net current period other comprehensive income (loss)	(4,713)	1,845	(2,868)	4,015
Related tax effect	1,039	(516)	523	(1,237)
Balance at end of period	$(476)	$316	$(160)	$4,258

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

15.	FAIR VALUE OF ASSETS AND LIABILITIES

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

The following methods and assumptions were used by the Company in estimating fair value disclosures:

Debt Securities - Available for sale debt securities are recorded at fair value on a recurring basis. When available, the Company uses quoted market prices to determine the fair value of debt securities; such items are classified as Level 1. There were no Level 1 securities held at March 31, 2021 and 2020.

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

Debt securities not actively traded whose fair value is determined through the use of cash flows utilizing inputs that are unobservable are classified as Level 3. There were no Level 3 securities held at March 31, 2021 and December 31, 2020.

Loans held for sale - The fair value of mortgage loans held for sale is estimated based on current market prices for similar loans in the secondary market and therefore are classified as Level 2 assets. There were no mortgage loans held for sale 90 days or more past due as of March 31, 2021 and December 31, 2020.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

MSRs - Fair value is based on a third-party valuation model that calculates the present value of estimated future net servicing income and includes observable market data such as prepayment speeds and default and loss rates.

Interest rate swap designated as a cashflow hedge - The Company works directly with a third-party vendor to provide periodic valuations for its interest rate risk management agreements to determine fair value of its interest rate swaps executed for interest rate risk management. The vendor utilizes standard valuation methodologies applicable to interest rate derivatives based on readily observable market data and are therefore considered Level 2 valuations.

Forward loan sale commitments and derivative loan commitments - Forward loan sale commitments and derivative loan commitments are based on fair values of the underlying mortgage loans and the probability of such commitments being exercised. The assumptions for pull-through rates are derived from internal data and adjusted using management judgment. Derivative loan commitments include the value of servicing rights and non-refundable costs of originating the loan based on the Company’s internal cost analysis that is not observable. The weighted average pull-through rate for derivative loan commitments was approximately 87% and 76% at March 31, 2021 and December 31, 2020, respectively.

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

Off-balance sheet credit-related instruments - Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of off-balance sheet instruments is immaterial.

Transfers between levels are recognized at the end of the reporting period, if applicable. There were no transfers during the periods presented.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

				Total
	Level 1	Level 2	Level 3	Fair Value

	(in thousands)

March 31, 2021
Assets

Securities available for sale	$—	$304,168	$—	$304,168
Loans held for sale	—	210,494	—	210,494
Mortgage servicing rights	—	33,939	—	33,939
Derivative loan commitments	—	—	6,988	6,988
Forward loan sale commitments	—	—	3,236	3,236
Interest rate management agreements	—	438	—	438
Interest rate swaps	—	22,552	—	22,552
	$—	$571,591	$10,224	$581,815
Liabilities

Derivative loan commitments	$—	$—	$119	$119
Forward loan sale commitments	—	—	24	24
Interest rate management agreements	—	—	—	—
Interest rate swaps	—	22,552	—	22,552
	$—	$22,552	$143	$22,695

December 31, 2020
Assets

Securities available for sale	$—	$276,498	$—	$276,498
Loans held for sale	—	208,612	—	208,612
Mortgage servicing rights	—	24,833	—	24,833
Derivative loan commitments	—	—	12,623	12,623
Forward loan sale commitments	—	—	—	—
Interest rate swaps	—	39,320	—	39,320
	$—	$549,263	$12,623	$561,886
Liabilities

Derivative loan commitments	$—	$—	$341	$341
Forward loan sale commitments	—	—	2,204	2,204
Interest rate management agreements	—	1,407	—	1,407
Interest rate swaps	—	39,320	—	39,320
	$—	$40,727	$2,545	$43,272

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The table below presents, for the three months ended March 31, 2021 and 2020, the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis.

	Three Months Ended March 31,
	2021	2020

	(in thousands)

Assets: Derivative and Forward Loan Sale Commitments:

Balance at beginning of period	$12,623	$1,411

Total gains included in net income (1)	(2,398)	6,667
Balance at end of period	$10,225	$8,078

Changes in unrealized gains relating to instruments at period end	$10,225	$8,078

	Three Months Ended March 31,
	2021	2020

	(in thousands)

Liabilities: Derivative and Forward Loan Sale Commitments:

Balance at beginning of period	$(2,545)	$(332)

Total gains (losses) included in net income (1)	2,402	(5,148)
Balance at end of period	$(143)	$(5,480)

Changes in unrealized losses relating to instruments at period end	$(143)	$(5,480)

(1) Included in mortgage banking income on the Consolidated Statements of Net Income.

Assets Measured at Fair Value on a Non-recurring Basis

The Company may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There were no liabilities measured at fair value on a non-recurring basis at March 31, 2021 and December 31, 2020. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets.

	March 31, 2021			December 31, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

	(in thousands)

Impaired loans:
Residential	$—	$—	$1,456	$—	$—	$919
Commercial	—	—	1,917	—	—	7,242
Other real estate owned and repossessed assets	—	—	530	—	—	595
	$—	$—	$3,903	$—	$—	$8,756

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Losses in the following table represent the amount of the fair value adjustments recorded during the period on the carrying value of the assets held at March 31, 2021 and December 31, 2020, respectively. Losses on fully charged off loans are not included in the table.

	Three Months Ended March 31,
	2021	2020

	(in thousands)

Impaired loans
Residential	$8	$2
Commercial real estate	—	1,174
Commercial	1,355	194
Other real estate owned and repossessed assets	22	55
	$1,385	$1,425

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

	March 31, 2021
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total

	(in thousands)

Financial assets:
Cash and cash equivalents	$318,525	$318,525	$—	$—	$318,525
Securities available for sale	304,168	—	304,168	—	304,168
Federal Home Loan Bank stock	7,572	N/A	N/A	N/A	N/A
Loans held for sale	210,494	—	210,494	—	210,494
Loans, net	3,406,095	—	—	3,442,144	3,442,144
Retirement plan annuities	13,851	—	—	13,851	13,851
Accrued interest receivable	11,308	—	11,308	—	11,308

Financial liabilities:
Deposits	3,674,583	—	—	3,678,351	3,678,351
Borrowed funds	97,488	—	99,707	—	99,707
Subordinated debt	34,064	—	—	33,112	33,112
Mortgagors' escrow accounts	8,468	—	—	8,468	8,468
Accrued interest payable	739	—	739	—	739

Derivative loan commitments:
Assets	6,988	—	—	6,988	6,988
Liabilities	119	—	—	119	119

Interest rate management agreements:
Assets	438	—	438	—	438
Liabilities	—	—	—	—	—

Interest rate swap agreements:
Assets	22,552	—	22,552	—	22,552
Liabilities	22,552	—	22,552	—	22,552

Forward loan sale commitments:
Assets	3,236	—	—	3,236	3,236
Liabilities	24	—	—	24	24

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

	December 31, 2020
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total

	(in thousands)

Financial assets:
Cash and cash equivalents	$205,870	$205,870	$—	$—	$205,870
Securities available for sale	276,498	—	276,498	—	276,498
Federal Home Loan Bank stock	8,738	N/A	N/A	N/A	N/A
Loans held for sale	208,612	—	208,612	—	208,612
Loans, net	3,439,247	—	—	3,473,751	3,473,751
Retirement plan annuities	13,747	—	—	13,747	13,747
Accrued interest receivable	11,874	—	11,874	—	11,874

Financial liabilities:
Deposits	3,506,209	—	—	3,509,996	3,509,996
Borrowed funds	149,097	—	152,373	—	152,373
Subordinated debt	34,033	—	—	34,799	34,799
Mortgagors' escrow accounts	7,736	—	—	7,736	7,736
Accrued interest payable	1,262	—	1,262	—	1,262

Derivative loan commitments:
Assets	12,623	—	—	12,623	12,623
Liabilities	341	—	—	341	341

Interest rate management agreements:
Liabilities	1,407	—	1,407	—	1,407

Interest rate swap agreements:
Assets	39,320	—	39,320	—	39,320
Liabilities	39,320	—	39,320	—	39,320

Forward loan sale commitments:
Assets	—	—	—	—	—
Liabilities	2,204	—	—	2,204	2,204

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

16.	EARNINGS PER SHARE (“EPS”)

Basic EPS represents net income attributable to common shareholders divided by the weighted-average number of common shares outstanding during the period. Unvested restricted shares that are participating securities are included in the computation of basic earnings per share. Diluted EPS is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding, plus the effect of potential dilutive common stock equivalents outstanding during the period.

The following table presents earnings per common share.

	Three Months Ended March 31,
	2021	2020

Net income available to common stockholders (in thousands)	$19,392	$4,724

Average number of common shares outstanding	56,332,242	58,418,021
Less: Average unallocated ESOP shares	(3,794,833)	(4,025,556)
Weighted average number of common shares outstanding used to calculate basic earnings per common share	52,537,409	54,392,465
Dilutive effect of share-based compensation	463,421	—
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	53,000,830	54,392,465

Earnings per common share:
Basic	$0.37	$0.09
Diluted	$0.37	$0.09

Stock options for 2,043,563 and 2,169,243 shares of common stock for the three months ended March 31, 2021 and 2020, respectively, were not considered in computing diluted earnings per share because they were antidilutive.

17.	REVENUE RECOGNITION

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

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

18.	SEGMENT REPORTING

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

Information about the reportable segments and reconciliation to the unaudited interim Consolidated Financial Statements at March 31, 2021 and 2020 and for the three months then ended is presented in the tables below.

	Three Months Ended March 31, 2021
	HarborOne	HarborOne	HarborOne
	Bank	Mortgage	Bancorp, Inc.	Eliminations	Consolidated

	(in thousands)

Net interest and dividend income (expense)	$31,248	$1,250	$(446)	$—	$32,052
Provision for loan losses	91	—	—	—	91
Net interest and dividend income (loss), after provision for loan losses	31,157	1,250	(446)	—	31,961
Mortgage banking income:
Gain on sale of mortgage loans	—	24,802	—	—	24,802
Intersegment gain (loss)	(662)	662	—	—	—
Changes in mortgage servicing rights fair value	286	3,123	—	—	3,409
Other	300	4,215	—	—	4,515
Total mortgage banking income (loss)	(76)	32,802	—	—	32,726
Other noninterest income (loss)	5,091	(8)	—	—	5,083
Total noninterest income	5,015	32,794	—	—	37,809
Noninterest expense	24,463	18,057	282	—	42,802
Income (loss) before income taxes	11,709	15,987	(728)	—	26,968
Provision (benefit) for income taxes	3,435	4,333	(192)	—	7,576
Net income (loss)	$8,274	$11,654	$(536)	$—	$19,392

Total assets at period end	$4,617,599	$333,814	$735,699	$(1,081,154)	$4,605,958
Goodwill at period end	$59,042	$10,760	$—	$—	$69,802

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

	Three Months Ended March 31, 2020

	HarborOne	HarborOne	HarborOne
	Bank	Mortgage	Bancorp Inc.	Eliminations	Consolidated

	(in thousands)

Net interest and dividend income (expense)	$26,510	$281	$(91)	$—	$26,700
Provision for loan losses	3,749	—	—	—	3,749
Net interest and dividend income (loss), after provision for loan losses	22,761	281	(91)	—	22,951
Mortgage banking income:
Gain on sale of mortgage loans	—	12,278	—	—	12,278
Intersegment gain (loss)	(400)	400	—	—	—
Changes in mortgage servicing rights fair value	(1,170)	(3,217)	—	—	(4,387)
Other	351	1,992	—	—	2,343
Total mortgage banking income (loss)	(1,219)	11,453	—	—	10,234
Other noninterest income (loss)	8,526	(122)	—	—	8,404
Total noninterest income	7,307	11,331	—	—	18,638
Noninterest expense	24,288	10,578	294	—	35,160
Income (loss) before income taxes	5,780	1,034	(385)	—	6,429
Provision (benefit) for income taxes	1,601	239	(135)	—	1,705
Net income (loss)	$4,179	$795	$(250)	$—	$4,724

Total assets at period end	$3,963,011	$182,195	$710,316	$(754,316)	$4,101,206
Goodwill at period end	$59,042	$10,760	$—	$—	$69,802

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section is intended to assist in the understanding of the financial performance of the Company and its subsidiaries through a discussion of our financial condition at March 31, 2021, and our results of operations for the three months ended March 31, 2021 and 2020. This section should be read in conjunction with the unaudited interim Consolidated Financial Statements and Notes thereto of the Company appearing in Part I, Item 1 of this Form 10-Q.

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

Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. The Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among others, factors referenced herein under the section captioned “Risk Factors”; the negative impacts and disruptions of the COVID-19 pandemic and measures taken to contain its spread on our employees, customers, business operations, credit quality, financial position, liquidity and results of operations; changes in general business and economic conditions on a national basis and in the local markets in which the Company operates; changes in customer behavior; the possibility that future credit losses, loan defaults and charge-off rates are higher than expected due to changes in economic assumptions or adverse economic developments; turbulence in the capital and debt markets; changes in interest rates; decreases in the value of securities and other assets; decreases in deposit levels necessitating increased borrowing to fund loans and investments; competitive pressures from other financial institutions; operational risks including, but not limited to, cybersecurity incidents, fraud, natural disasters and future pandemics; changes in regulation; reputational risks relating to the Company’s participation in the U.S. Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) and other pandemic-related legislative and regulatory initiatives and programs; changes in accounting standards and practices; the risk that goodwill and intangibles recorded in our financial statements will become impaired; risks related to the implementation of acquisitions, dispositions, and restructurings, including the risk that acquisitions may not produce results at levels or within time frames originally anticipated; the risk that we may not be successful in the implementation of our business strategy; changes in assumptions used in making such forward-looking statements; and the other risks and uncertainties detailed in the Company’s Annual Report on Form 10-K and updated in this Quarterly Reports on Form 10-Q and other filings submitted to the Securities and Exchange Commission. Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

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

COVID-19 Update

Significant progress has been made to combat the outbreak of COVID-19; however, the global pandemic has adversely impacted a broad range of industries in which the Company’s customers operate and could still impair their ability to fulfill their financial obligations to the Company. While it appears conditions are trending in a positive direction as of March 31, 2021, the COVID-19 pandemic is a highly unusual, unprecedented and evolving public health and economic crisis that may have a significant adverse impact on the economy, the banking industry and the Company in future fiscal periods, all subject to a high degree of uncertainty.

The Company continues to take significant steps to protect the health and well-being of its employees and customers and to assist customers who have been impacted by COVID-19 including providing drive-up and appointment banking, continued access to PPP loans and payment deferrals and forbearance to commercial and consumer customers. The Company’s COVID-19 response team continues to monitor the local impact of COVID-19 in order to anticipate and respond to developments quickly and decisively. As of March 31, 2021, we do not anticipate significant challenges to our ability to maintain our systems and controls and do not currently face any material resource constraints. The Company maintains access to multiple sources of liquidity. However, if an extended recession caused large numbers of the Company’s deposit customers to withdraw their funds, the Company may become more reliant on volatile or more expensive sources of funding.

We provided access to the PPP to both our existing and new customers to ensure small businesses in our communities have access to this important lifeline for their businesses. During the first quarter of 2021 we originated $81.6 million in PPP with processing fees of $3.9 million and processed forgiveness on $43.9 million loans. As of March 31, 2021, PPP loans amounted to $164.3 million and there was $5.0 million in deferred processing fee income that will be recognized over the life of the loans. On May 5, 2021, the SBA stopped accepting PPP loan applications from most lenders, including the Company, because PPP funding has been exhausted.

We are also working with commercial loan customers that may need payment deferrals or other accommodations to keep their loans out of default through the COVID-19 pandemic. As of March 31, 2021, we have 169 payment deferrals on commercial loans with a total principal balance of $301.8 million, or 13.9% of total commercial loans, of which $219.0 million are loans included in an at-risk sector. As of March 31, 2021, 89.1% of the commercial deferrals have expired and the borrower is making payments as agreed, 0.01% of the commercial deferrals have expired and the borrower is delinquent, and 10.8% are in active deferral period. The active commercial deferrals expire during 2021. We continue to consider requests for additional deferrals or new deferrals at March 31, 2021 for commercial credits.

The residential loan and consumer loan portfolios have not experienced significant credit quality deterioration as of March 31, 2021; however, the continuing impact and uncertain nature of the COVID-19 pandemic may result in increases in delinquencies, charge-offs and loan modifications in these portfolios through the remainder of 2021. As of March 31, 2021, we had 163 payment deferrals on residential mortgage loans with a total principal balance of $46.1 million, or 4.3% of total residential loans, of which 88.9% have expired and are paying as agreed, 3.2% have expired and are delinquent and 7.9% are in active deferral periods. We had 434 payment deferrals on consumer loans with a total principal balance of $10.3 million, or 4.5% of total consumer loans, of which 93.6% have expired and are paying as agreed. Requests for additional extensions on residential mortgage loans and consumer loans were not significant as of March 31, 2021.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

In connection with the COVID-19 pandemic, the Company instituted a payment deferral program for certain commercial, mortgage and consumer loans. Most initial deferrals were for a 90-day period and generally not greater than 180 days. The following table provides the principal balance of loans with payment deferrals and the current status of the deferral agreement as of March 31, 2021.

									% Active
									deferrals to
								Total	Total
	Deferrals expired and		Deferrals expired &				Total	outstanding	outstanding
(dollars in thousands)	paying		delinquent		Active deferrals		deferrals	loans	loans
	#	$	#	$	#	$
Commercial real estate	66	$227,407	—	$—	5	$32,466	$259,873	$1,559,056	2.1%
Commercial and industrial	96	41,628	2	261	—	—	41,889	499,728	—
Commercial construction	—	—	—	—	—	—	—	112,187	—
Total commercial loans	162	269,035	2	261	5	32,466	301,762	2,170,971	1.5

One- to Four family	131	39,774	7	1,461	9	3,653	44,888	892,263	0.4
Home Equity	16	1,238	—	—	—	—	1,238	138,123	—
Residential construction	—	—	—	—	—	—	—	31,843	—
Total residential real estate	147	41,012	7	1,461	9	3,653	46,126	1,062,229	0.3

Consumer	402	9,655	16	298	16	357	10,310	228,279	0.2

Total loans	711	$319,702	25	$2,020	30	$36,476	$358,198	$3,461,479	1.1%

	Active deferrals expiring by quarter
(dollars in thousands)	6/30/2021	9/30/2021	12/31/2021	3/31/2022	Total

Commercial real estate	$21,461	$3,265	$7,740	$—	$32,466
Commercial and industrial	—	—	—	—	—
Commercial construction	—	—	—	—	—
Total commercial loans	$21,461	$3,265	$7,740	$—	$32,466

One- to Four family	$3,653	$—	$—	$—	$3,653
Home equity	—	—	—	—	—
Residential construction	—	—	—	—	—
Total residential real estate	$3,653	$—	$—	$—	$3,653

Consumer	$233	$124	$—	$—	$357

Total loans	$25,347	$3,389	$7,740	$—	$36,476

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Management continues to evaluate our loan portfolio, particularly the commercial loan portfolio, in light of current economic conditions, the mitigating effects of government stimulus, and loan modification efforts designed to limit the long-term impacts of the COVID-19 pandemic. Our commercial loan portfolio is diversified across many sectors and is largely secured by commercial real estate loans, which make up 71.8% of the total commercial loan portfolio. Management has identified six sectors as the most susceptible to increased credit risk as a result of the COVID-19 pandemic: retail, office space, hotels, health and social services, restaurants, and recreation. The total loan portfolio of the six commercial sectors identified as at risk totaled $917.9 million, which represents 42.3% of the commercial loan portfolio. The at-risk sectors include $719.2 million in commercial real estate loans, $159.6 million in commercial and industrial loans, and $39.1 million in commercial construction loans. Non-performing loans included in the at-risk sectors amounted to $12.7 million at March 31, 2021, of which $12.2 million was included in the hotels sector.

	At Risk Sectors
									Percent
				Health			Total		at risk
				and Social			at risk	Total	sector
	Retail	Office	Hotel	Services	Restaurants	Recreation	sectors	loans	to total

	(dollars in thousands)
Commercial real estate	$220,044	$187,796	$186,057	$100,806	$9,957	$14,576	$719,236	$1,559,056	46.1%
Commercial and industrial	25,754	15,915	2,441	79,858	30,335	5,327	159,630	499,728	31.9
Commercial construction	16,287	854	8,080	1,763	12,086	—	39,070	112,187	34.8
Total	$262,085	$204,565	$196,578	$182,427	$52,378	$19,903	$917,936	$2,170,971	42.3%

Outstanding principal, commercial deferrals	$45,228	$13,495	$115,932	$12,546	$16,352	$15,460	$219,013	$301,762	72.6%
PPP loans, net of fees	$1,866	$—	$194	$26,817	$4,060	$873	$33,810	$159,315	21.2%
Nonaccrual loans	$387	$—	$12,217	$52	$10	$—	$12,666	$32,355	39.1%

As of March 31, 2021, the retail sector was $262.1 million, or 12.1% of total commercial loans, and included $220.0 million in commercial real estate loans, $25.8 million in commercial and industrial loans, and $16.3 million in commercial construction loans. PPP loans included in this sector totaled $1.9 million. We have provided deferrals for loans in this sector with outstanding principal balances of $45.2 million. We originated $5.4 million loans during the first quarter that are within the retail sector. The new loans are supported by leases to credit-related tenants, owner-occupants, and/or supplemental facilities to existing borrowers in good standing.

As of March 31, 2021, the office space sector was $204.6 million, or 9.4% of total commercial loans, and included $187.8 million in commercial real estate loans, $15.9 million in commercial and industrial loans, and $854,000 in commercial construction loans. We provided deferrals for loans in the sector with outstanding principal balances of $13.5 million. No PPP loans were originated in this sector. We originated $12.0 million loans during the first quarter that are within the office space sector.

As of March 31, 2021, the hotel sector was $196.6 million, or 9.1% of total commercial loans, and included $186.1 million in commercial real estate loans, $2.4 million in commercial and industrial loans, and $8.1 million in commercial construction loans. PPP loans included in the sector totaled $194,000. We have provided deferrals for loans in this sector with outstanding principal balances of $115.9 million, $99.0 million that have expired deferral periods and are paying as agreed, and $254,000 that have expired deferral periods and are greater than 30 days delinquent. At March 31, 2021, nonperforming loans included in the hotel sector amount to $12.2 million. One of the non-accrual loans amounts to $9.0 million with a deferral period that expires in the second quarter of 2021, however it was determined in the fourth quarter

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

of 2020 that weaknesses in the credit warranted a downgrade to substandard and nonaccrual status. A specific reserve of $1.8 million has been allocated to this loan.

The health and social services sector amounted to $182.4 million, or 8.4% of total commercial loans, as of March 31, 2021 and included $100.8 million in commercial real estate loans, $79.9 million in commercial and industrial loans, and $1.8 million in commercial construction loans. Paycheck Protection Program loans included in the sector totaled $26.8 million, and we have provided deferrals for loans in this sector with outstanding principal balances of $12.5 million.

As of March 31, 2021, the restaurant sector amounted to $52.4 million, or 2.4%, of total commercial loans, including $4.1 million in PPP loans. We provided deferrals for loans in this sector with outstanding principal balances of $16.4 million. The recreation sector amounted to $19.9 million, or 0.9%, of total commercial loans, including $873,000 in PPP loans. We provided deferrals for loans in this sector with outstanding principal balances of $15.5 million.

The loan portfolio has not experienced significant credit quality deterioration as of March 31, 2021, however, the continuing impact and uncertain nature of the COVID-19 pandemic may result in increases in delinquencies, charge-offs and loan modifications in these portfolios through the remainder of the year. Continued uncertainty regarding the severity and duration of the COVID-19 pandemic and related economic effects will continue to impact the magnitude of loan loss provisions and allowance for loan losses.

While interest and fees will continue to accrue on short term deferrals, the breadth of the economic impact may affect our borrowers’ ability to repay in future periods. Should eventual credit losses on these deferred payments emerge, interest income and fees in future periods could be negatively impacted.

The impact of the pandemic on the Company’s business, financial condition, results of operations and its customers has not been fully manifested. The fiscal stimulus and relief programs may have only delayed material adverse financial impact to the Company, and once the stimulus programs have been exhausted, the Company may experience these impact. The impacts will be contingent upon the possible resurgence of the virus, including new strains, offset by the success of the vaccine and its distribution and the ability of customers and businesses to return to their pre-pandemic routines. We anticipate continued economic uncertainty and volatility, which may have a future adverse financial impact on the Company.

Comparison of Financial Condition at March 31, 2021 and December 31, 2020

Total Assets.    Total assets increased $122.3 million, or 2.7%, to $4.61 billion at March 31, 2021 from $4.48 billion at December 31, 2020. The increase primarily reflects an increase of $107.4 million in short-term investments and a $27.7 million increase in securities available for sale.

Cash and Cash Equivalents.    Cash and cash equivalents increased $112.3 million to $318.5 million at March 31, 2021 from $205.9 million at December 31, 2020 primarily due to an increase in short-term investments.

Loans Held for Sale.    Loans held for sale at March 31, 2021 were $210.5 million, an increase of $1.9 million from $208.6 million at December 31, 2020, reflecting strong residential mortgage loan demand continuing into the first quarter of 2021.

Loans, net.    At March 31, 2021, net loans were $3.41 billion, a decrease of $33.2 million, or 1.00%, from $3.44 billion at December 31, 2020, primarily due to decreases in consumer loans of $45.6 million and residential real estate loans of $43.6 million, partially offset by increases in commercial and industrial loans of $35.3 million, commercial construction loans of $12.9 million and commercial real estate loans of $7.8 million. The allowance for loan losses was flat at $55.4 million at March 31, 2021 and December 31, 2020.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The following table provides the composition of our loan portfolio at the dates indicated:

	March 31, 2021		December 31, 2020
	Amount	Percent	Amount	Percent

	(dollars in thousands)

Residential real estate:
One- to four-family	$892,263	25.8%	$928,934	26.6%
Second mortgages and equity lines of credit	138,123	4.0	145,672	4.2
Residential construction	31,843	0.9	31,217	0.9
Total residential real estate	1,062,229	30.7	1,105,823	31.7
Commercial:
Commercial real estate	1,559,056	45.0	1,551,265	44.4
Commercial construction	112,187	3.2	99,331	2.8
Commercial and industrial	499,728	14.4	464,393	13.3
Total commercial loans	2,170,971	62.7	2,114,989	60.5
Consumer:
Auto	21,524	0.6	25,134	0.7
Auto lease loans	198,940	5.7	240,132	6.9
Personal	7,815	0.2	8,564	0.2
Total consumer	228,279	6.6	273,830	7.8
Total loans	3,461,479	100.0%	3,494,642	100.0%
Allowance for loan losses	(55,384)		(55,395)
Loans, net	$3,406,095		$3,439,247

Securities.    Total investment securities at March 31, 2021 were $304.2 million, an increase of $27.7 million, or 10.0%, from $276.5 million at December 31, 2020. In the first quarter of 2020, with intention to reduce credit risk in the investment portfolio, held to maturity securities were sold and as a result the remaining held to maturity securities were transferred to the available for sale category. As of March 31, 2021 purchases amount to $80.5 million in U.S. government agency mortgage-backed securities. The following table provides the composition of our securities available for sale at the dates indicated:

	March 31, 2021		December 31, 2020
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(in thousands)

Securities available for sale:
Debt securities:
U.S. government and government-sponsored enterprise obligations	$5,001	$5,059	$5,002	$5,095
U.S. government agency and government-sponsored mortgage-backed and collateralized mortgage obligations	285,194	284,061	251,145	254,283
SBA asset-backed securities	14,584	15,048	16,249	17,120
Total securities available for sale	$304,779	$304,168	$272,396	$276,498

Mortgage servicing rights.    Mortgage servicing rights (“MSRs”) are created as a result of our mortgage banking origination activities and accounted for at fair value. At March 31, 2021, we serviced mortgage loans for others with an aggregate outstanding principal balance of $3.41 billion. Total MSRs were $33.9 million at March 31, 2021 and $24.8 million at December 31, 2020.

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

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Deposits.    Deposits increased $168.4 million, or 4.8%, to $3.67 billion at March 31, 2021 from $3.51 billion at December 31, 2020. The following table sets forth information concerning the composition of deposits:

	March 31,	December 31,	Increase (Decrease)
	2021	2020	Dollars	Percent

	(dollars in thousands)

Noninterest-bearing deposits	$777,959	$689,672	$88,287	12.8%
NOW accounts	224,817	218,526	6,291	2.9
Regular savings	1,113,450	998,994	114,456	11.5
Money market accounts	543,523	550,834	(7,311)	(1.3)
Term certificate accounts	579,016	614,884	(35,868)	(5.8)
Consumer and business deposits	3,238,765	3,072,910	165,855	5.4
Municipal deposits	324,456	321,938	2,518	0.8
Wholesale deposits	111,362	111,361	1	0.0
Total deposits	$3,674,583	$3,506,209	$168,374	4.8%

Reciprocal deposits	$81,021	$104,946	$(23,925)	(22.8)%

The growth in deposits was driven by an increase of $165.9 million in consumer and business deposits. Consumer and business deposit growth was primarily a response to marketing and promotions of retail products and customers maintaining liquidity due to market uncertainty as a result of the COVID-19 pandemic. At March 31, 2021, wholesale deposits included brokered deposits of $100.0 million and $11.4 million in certificates of deposits from institutional investors. We participate in a reciprocal deposit program that provides access to FDIC-insured deposit products in aggregate amounts exceeding the current limits for depositors. Total deposits included $81.0 million in reciprocal deposits. The wholesale deposits provide a channel for the Company to seek additional funding outside the Company’s core market.

Borrowings.   Total borrowings from the FHLB decreased $51.6 million, or 34.6%, to $97.5 million at March 31, 2021 from $149.1 million at December 31, 2020.

Stockholders’ equity.  Total stockholders’ equity was $698.1 million at March 31, 2021 compared to $696.3 million at December 31, 2020. The Company adopted a share repurchase program on September 3, 2020 to repurchase up to approximately 5% of the Company’s outstanding shares and repurchased 1,202,730 shares at an average cost of $12.54 per share in the first quarter of 2021 and 1,533,500 shares in the fourth quarter of 2020 at an average cost of $10.27 per share, recorded in treasury stock on the balance sheet. The Company adopted a second share repurchase program on April 16, 2021 to repurchase an additional 5% of the Company’s outstanding shares that received non-objection from the Federal Reserve Bank of Boston on May 5, 2021.

Comparison of Results of Operations for the Three Months Ended March 31, 2021 and 2020

HarborOne Bancorp, Inc. Consolidated

Overview.  Consolidated net income for the three months ended March 31, 2021 was $19.4 million compared to net income of $4.7 million for the three months ended March 31, 2020.

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

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

	Three Months Ended March 31,
	2021			2020
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

	(dollars in thousands)

Interest-earning assets:
Investment securities (1)	$271,357	$585	0.87%	$275,632	$1,822	2.66%
Other interest-earning assets	180,526	78	0.18	186,619	759	1.64
Loans held for sale	193,426	1,324	2.78	61,548	577	3.77
Loans
Commercial loans (2)	2,161,076	20,780	3.90	1,647,667	18,123	4.42
Residential real estate loans (2)	1,084,292	10,340	3.87	1,100,177	11,544	4.22
Consumer loans (2)	253,014	2,740	4.39	415,317	4,358	4.22
Total loans	3,498,382	33,860	3.93	3,163,161	34,025	4.33
Total interest-earning assets	4,143,691	35,847	3.51	3,686,960	37,183	4.06
Noninterest-earning assets	330,257			314,193
Total assets	$4,473,948			$4,001,153
Interest-bearing liabilities:
Savings accounts	$1,058,820	537	0.21	$686,031	1,298	0.76
NOW accounts	212,282	37	0.07	158,702	31	0.08
Money market accounts	861,518	560	0.26	835,154	2,583	1.24
Certificates of deposit	608,089	1,444	0.96	794,883	4,357	2.20
Brokered deposits	100,000	142	0.58	92,189	424	1.85
Total interest-bearing deposits	2,840,709	2,720	0.39	2,566,959	8,693	1.36
FHLB advances	102,383	552	2.19	241,302	1,253	2.09
Subordinated debentures	34,048	523	6.23	33,919	523	6.20
Total borrowings	136,431	1,075	3.20	275,221	1,776	2.60
Total interest-bearing liabilities	2,977,140	3,795	0.52	2,842,180	10,469	1.48
Noninterest-bearing liabilities:
Noninterest-bearing deposits	706,274			419,620
Other noninterest-bearing liabilities	93,380			67,714
Total liabilities	3,776,794			3,329,514
Total equity	697,154			671,639
Total liabilities and equity	$4,473,948			$4,001,153
Tax equivalent net interest income		32,052			26,714
Tax equivalent interest rate spread (3)			2.99%			2.58%
Less: tax equivalent adjustment		—			14
Net interest income as reported		$32,052			$26,700
Net interest-earning assets (4)	$1,166,551			$844,780
Net interest margin (5)			3.14%			2.91%
Tax equivalent effect			—			—
Net interest margin on a fully tax equivalent basis			3.14%			2.91%
Ratio of interest-earning assets to interest-bearing liabilities	139.18%			129.72%

Supplemental information:
Total deposits, including demand deposits	$3,546,983	$2,720		$2,986,579	$8,693
Cost of total deposits			0.31%			1.17%
Total funding liabilities, including demand deposits	$3,683,414	$3,795		$3,261,800	$10,469
Cost of total funding liabilities			0.42%			1.29%

(1) Includes securities available for sale and securities held to maturity. Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21%. The yield on investments before tax equivalent adjustments was 2.64% for the quarter ended March 31, 2020.

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

	Three Months Ended March 31,
	2021 v. 2020
	Increase (Decrease) Due to Changes in		Total
	Volume	Rate	Increase (Decrease)

	(in thousands)

Interest-earning assets:
Investment securities	$(28)	$(1,209)	$(1,237)
Other interest-earning assets	(24)	(657)	(681)
Loans held for sale	939	(192)	747
Loans
Commercial loans	5,790	(3,133)	2,657
Residential real estate loans	(173)	(1,031)	(1,204)
Consumer loans	(1,626)	8	(1,618)
Total loans	3,991	(4,156)	(165)
Total interest-earning assets	4,878	(6,214)	(1,336)
Interest-bearing liabilities:
Savings accounts	488	(1,249)	(761)
NOW accounts	9	(3)	6
Money market accounts	80	(2,103)	(2,023)
Certificates of deposit	(858)	(2,055)	(2,913)
Brokered deposit	33	(315)	(282)
Total interest-bearing deposits	(248)	(5,725)	(5,973)
FHLB advances	(558)	(143)	(701)
Subordinated debentures	—	—	—
Total borrowings	(558)	(143)	(701)
Total interest-bearing liabilities	(806)	(5,868)	(6,674)
Change in net interest income	$5,684	$(346)	$5,338

Interest and Dividend Income.    Interest and dividend income on a tax equivalent basis decreased $1.3 million, or 3.6%, to $35.8 million for the three months ended March 31, 2021, compared to $37.2 million for the three months ended March 31, 2020. All adjustable rate products were negatively impacted by the Federal Reserve cuts to the federal funds rate, and although loan origination volume was strong, lower rates on loan originations also negatively impacted interest and dividend income. For the three months ended March 31, 2021, the primary components of the decrease were a $1.2 million decrease investment income, a $681,000 decrease in interest on other interest earning assets and a $165,000 decrease in interest on loans, partially offset by a $747,000 increase in interest on loans held for sale. The yield on investment securities decreased 179 basis points, primarily a result of accelerated amortization of premiums on mortgage-backed securities. The decrease in interest income on loans reflected the 40 basis points decrease in the average yield on loans, partially offset by the $335.2 million, or 10.6% increase in the average total loan balance. Commercial loans were the primary driver of the average balance growth and yield decrease. Loan interest income for the three months ended March 31, 2021 includes $1.2 million in accretion income from the fair value discount on loans acquired from Coastway, as compared to $614,000 for the three months ended March 31, 2020. Loan interest income for the three months ended March 31, 2021 also includes $1.5 million in recognition of origination fees on the PPP loans. The increase in interest on loans held for sale reflected a higher average balance due to residential real estate mortgage loan demand.

Interest Expense.    Interest expense decreased $6.7 million, or 63.8%, to $3.8 million for the three months ended March 31, 2021 from $10.5 million for the three months ended March 31, 2020. The decrease resulted from a $6.0 million decrease in interest expense on deposits and a $701,000 decrease in interest expense on FHLB borrowings. The decrease in interest expense on deposits reflected a 97-basis point decrease in the cost of interest-bearing deposits, partially offset by $273.8 million, or 10.7%, increase in the average balance of interest-bearing deposits. The cost of deposit funds was

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

significantly impacted by falling rates and the deposit mix, as customers moved to more liquid options. The average balance of savings accounts increased $372.8 million, or 54.3%, and the average cost of savings accounts decreased 55 basis points. The cost of money market deposits decreased 98 basis points to 0.26% for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 and the average balance increased 3.1%. Average certificates of deposit decreased by $186.8 million, or 23.5%, and the cost of certificates of deposits was 0.96% for the first quarter of 2021 compared to 2.20% for the first quarter of 2020. The decrease in interest expense on FHLB advances resulted from a 10-basis point increase in the cost of FHLB advances and a $138.9 million, or 57.6%, decrease in average balances.

Net Interest and Dividend Income.    Net interest and dividend income on a tax equivalent basis increased $5.4 million, or 20.0%, to $32.1 million for the three months ended March 31, 2021 from $26.7 million for the three months ended March 31, 2020, primarily as a result of deposit account repricing and commercial loan growth. The tax equivalent net interest spread increased 41 basis points to 2.99% for the three months ended March 31, 2021 from 2.58% for the three months ended March 31, 2020, and net interest margin on a tax equivalent basis increased 23 basis points to 3.14% for the three months ended March 31, 2021 from 2.91% for three months ended March 31, 2020.

Income Tax Provision.    The provision for income taxes and effective tax rate for the three months ended March 31, 2021 was $7.6 million and 28.1%, respectively, compared to $1.7 million and 26.5%, respectively, for the three months ended March 31, 2020.

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

The table below shows the results of operations for the Company’s segments, HarborOne Bank and HarborOne Mortgage, for the three months ended March 31, 2021 and 2020, and the increase or decrease in those results:

	HarborOne Bank				HarborOne Mortgage
	Three Months Ended				Three Months Ended
	March 31,		Increase (Decrease)		March 31,		Increase (Decrease)
	2021	2020	Dollars	Percent	2021	2020	Dollars	Percent

	(dollars in thousands)

Net interest and dividend income	$31,248	$26,510	$4,738	17.9%	$1,250	$281	$969	344.8%
Provision for loan losses	91	3,749	(3,658)	(97.6)	—	—	—	—
Net interest and dividend income, after provision for loan losses	31,157	22,761	8,396	36.9	1,250	281	969	344.8
Mortgage banking income:
Gain on sale of mortgage loans	—	—	—	—	24,802	12,278	12,524	102.0
Intersegment gain (loss)	(662)	(400)	(262)	(65.5)	662	400	262	65.5
Changes in mortgage servicing rights fair value	286	(1,170)	1,456	124.4	3,123	(3,217)	6,340	197.1
Other	300	351	(51)	(14.5)	4,215	1,992	2,223	111.6
Total mortgage banking income (loss)	(76)	(1,219)	1,143	93.8	32,802	11,453	21,349	186.4
Other noninterest income (loss)	5,091	8,526	(3,435)	(40.3)	(8)	(122)	114	93.4
Total noninterest income	5,015	7,307	(2,292)	(31.4)	32,794	11,331	21,463	189.4
Noninterest expense	24,463	24,288	175	0.7	18,057	10,578	7,479	70.7
Income (loss) before income taxes	11,709	5,780	5,929	102.6	15,987	1,034	14,953	NM
Provision (benefit) for income taxes	3,435	1,601	1,834	114.6	4,333	239	4,094	NM
Net income (loss)	$8,274	$4,179	$4,095	98.0%	$11,654	$795	$10,859	NM	%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

HarborOne Bank Segment

Results of Operations for the Three Months Ended March 31, 2021 and 2020

Net Income.    The Bank’s net income increased by $4.1 million to $8.3 million for the three months ended March 31, 2021 compared to net income of $4.2 million for the three months ended March 31, 2020. Pre-tax income was $11.7 million for the three months ended March 31, 2021, a $5.9 million increase from the three months ended March 31, 2020. The increase in pre-tax income reflects an increase of $4.7 million in net interest and dividend income and a $3.7 million decrease in the provision for loan losses, partially offset by a $2.3 million decrease in noninterest income. The provision for income taxes increased $1.8 million.

Provision for Loan Losses.    The provision for loan losses for the three months ended March 31, 2021 was $91,000 compared to provision for loan losses of $3.7 million for the three months ended March 31 2020. Changes in the provision for loan losses are based on management’s assessment of loan portfolio growth and composition changes, historical charge-off trends, and ongoing evaluation of credit quality and current economic conditions.

The provision for loan losses for the quarter ended March 31, 2021 included adjustments for our quarterly analysis of our historical and peer loss experience rates and commercial loan growth. Given stabilized credit quality trends, we made no additional provision directly related to the COVID-19 pandemic in the first quarter of 2021 as loan deferrals have largely expired without significant delinquency issues, and trends in the at-risk portfolios remained positive. The provision for loan losses for the quarter ended March 31, 2020 includes adjustments for our quarterly analysis of our historical and peer loss experience rates, commercial real estate loan growth, an additional provision to cover a $1.2 million commercial real estate loan charge-off unrelated to the COVID-19 pandemic, and a $1.5 million provision directly related to the initial estimate of inherent losses resulting from the impact of the COVID-19 pandemic.

In estimating the provision for the COVID-19 pandemic, management considered economic factors, including unemployment rates and the interest rate environment, the volume and dollar amount of requests for payment deferrals, the loan risk profile of each loan type, and if the loans were purchased. The additional provisions provided to each category for the three months ended March 31, 2020 ranged from 5 to 10 basis points and amounted to allocations of $310,000 to the residential real estate portfolio, $965,000 to the commercial portfolio and $189,000 to the consumer portfolio.

Net charge-offs totaled $102,000 for the three months ended March 31, 2021, or 0.01%, of average loans outstanding on an annualized basis, compared to $1.4 million, or 0.18%, of average loans outstanding on an annualized basis, for the three months ended March 31, 2020. Net charge-offs for the three months ended March 31, 2020 included a $1.2 million charge-off on a commercial real estate loan.

Credit quality performance has remained strong with total nonperforming assets of $32.9 million at March 31, 2021, compared to $32.1 million at March 31, 2020. Nonperforming assets as a percentage of total assets were 0.71% at March 31, 2021 and 0.78% at March 31, 2020.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Noninterest Income.    Total noninterest income was $5.0 million for the three months ended March 31, 2021 compared to $7.3 million for the respective prior year period. The following table sets forth the components of noninterest income:

	Three Months Ended March 31,		Increase (Decrease)
	2021	2020	Dollars	Percent

	(dollars in thousands)

Intersegment loss	(662)	(400)	(262)	(65.5)
Secondary market loan servicing fees, net of guarantee fees	300	351	(51)	(14.5)
Changes in mortgage servicing rights fair value	286	(1,170)	1,456	124.4
Total mortgage banking income	(76)	(1,219)	1,143	93.8%
Interchange fees	2,410	1,993	417	20.9
Other deposit account fees	1,442	1,938	(496)	(25.6)
Income on retirement plan annuities	104	101	3	3.0
Gain on sale and call of securities	—	2,525	(2,525)	(100.0)
Bank-owned life insurance income	493	551	(58)	(10.5)
Swap fee income	295	411	(116)	(28.2)
Other	347	1,007	(660)	(65.5)
Total noninterest income	$5,015	$7,307	$(2,292)	(31.4)%

The primary reasons for the variances within the noninterest income categories shown in the preceding table are noted below:

●	The Bank records an intersegment loss on loans purchased from HarborOne Mortgage that is offset in consolidation. The Bank has purchased $78.9 million residential mortgage loans from HarborOne Mortgage during the three months ended March 31, 2021.
●	The change in the MSR fair value is consistent with the change in the 10-year Treasury Constant Maturity rate. As interest rates rise, prepayment speeds decrease and result in an increase in MSR fair value. The 10-year Treasury Constant Maturity rate increased 81 basis points for the three months ended March 31, 2021, positively impacting the fair value of the mortgage servicing rights, resulting in a $640,000 positive fair value adjustment. Residential mortgage loan payoffs partially offset the fair value adjustment, decreasing MSRs $354,000 for the three months ended March 31, 2021. Conversely, during the three months ended March 31, 2020 the Federal Reserve cut to the federal funds rate that resulted in the 10-year Treasury Constant Maturity rate decreasing 122 basis points from year end 2019 and negatively impacted the fair value of the mortgage servicing rights.
●	The decrease in other deposit account fees reflects waived fees in response to customer needs related to the COVID-19 pandemic.
●	Swap fee income is collected and recorded at the time the swap contract is entered into and therefore income fluctuates as a function of the swap agreements entered into in a period.
●	The decrease in gain on sale of securities is the result of the sale of securities in the first quarter of 2020 with proceeds of $71.0 million.
●	The decrease in other income is due to a $551,000 VISA incentive fee for debit card volume recorded in the first quarter of 2020.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Noninterest Expense.    Total noninterest expense was $24.5 million for the three months ended March 31, 2021 compared to $24.3 million for the respective prior year period. The following table sets forth the components of noninterest expense:

	Three Months Ended March 31,		Increase (Decrease)
	2021	2020	Dollars	Percent

	(dollars in thousands)

Compensation and benefits	$13,163	$13,296	$(133)	(1.0)%
Occupancy and equipment	4,387	3,771	616	16.3
Data processing expenses	2,241	2,117	124	5.9
Loan expenses	430	182	248	136.3
Marketing	757	795	(38)	(4.8)
Deposit expenses	440	499	(59)	(11.8)
Postage and printing	354	453	(99)	(21.9)
Professional fees	930	904	26	2.9
Foreclosed and repossessed assets	23	125	(102)	(81.6)
Deposit insurance	320	271	49	18.1
Other expenses	1,418	1,875	(457)	(24.4)
Total noninterest expense	$24,463	$24,288	$175	0.7%

The primary reasons for the significant variances within the noninterest expense categories shown in the preceding table are noted below:

●	The increase in occupancy expense reflects increases related to grounds maintenance and software related expense.

●	The increase in loan expense reflects a $276,000 increase in uncollectible lease termination payments.

●	The decrease in other expenses is due to a $251,000 decrease in COVID-19 pandemic expenses and a $123,000 decrease in amortization of core deposit intangibles.

HarborOne Mortgage Segment

Results of Operations for the Three Months Ended March 31, 2021 and 2020

Net Income.   HarborOne Mortgage recorded net income of $11.7 million for the three months ended March 31, 2021 as compared to net income of $795,000 for the prior year period. HarborOne Mortgage segment’s results are heavily impacted by prevailing rates, refinancing activity and home sales.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Noninterest Income.    Total noninterest income was $32.8 million for the three months ended March 31, 2021, respectively, as compared to $11.5 million for the respective prior year period. Noninterest income is primarily from mortgage banking income for which the following table provides further detail:

	Three Months Ended March 31,		Increase (Decrease)
	2021	2020	Dollars	Percent

	(dollars in thousands)

Gain on sale of mortgage loans	$24,802	$12,278	$12,524	102.0%
Intersegment gain	662	400	262	65.5
Processing, underwriting and closing fees	2,892	1,432	1,460	102.0
Secondary market loan servicing fees net of guarantee fees	1,323	560	763	136.3
Changes in mortgage servicing rights fair value	3,123	(3,217)	6,340	197.1
Total mortgage banking income	$32,802	$11,453	$21,349	186.4%

Originated mortgage servicing rights included in gain on sale of mortgage loans	$5,678	$278	$5,400	NM %
Change in 10-year Treasury Constant Maturity rate in basis points	81	(122)

The primary reasons for the significant variances in the noninterest income category shown in the preceding table are noted below:

●	The change in the MSR fair value is consistent with the change in the 10-year Treasury Constant Maturity rate. As interest rates rise, prepayment speeds decrease and result in an increase in MSR fair value. The 10-year Treasury Constant Maturity rate increased 81 basis points for the three months ended March 31, 2021, positively impacting the fair value of the mortgage servicing rights, resulting in a $4.4 million positive fair value adjustment. Residential mortgage loan payoffs partially offset the fair value adjustment, decreasing MSRs $1.2 million for the three months ended March 31, 2021. Conversely, during the three months ended March 31, 2020 the Federal Reserve cut to the federal funds rate that resulted in the 10-year Treasury Constant Maturity rate decreasing 122 basis points from year end 2019 and negatively impacted the fair value of the mortgage servicing rights.
●	The gain on sale of mortgages and processing, underwriting and closing fees increased as residential mortgage originations increased primarily as a result of the lower mortgage rates and a strong real estate market during the three months ended March 31, 2021.
●	The increase in the secondary market loan servicing fee net of guarantee fees reflects the increase in serviced mortgage loans from $1.80 billion at March 31, 2020 to $3.41 billion at March 31, 2021.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The following table provides additional loan production detail:

	Three Months Ended March 31,
	2021		2020
	Loan		Loan
	Amount	% of Total	Amount	% of Total

	(dollars in thousands)

Product Type
Conventional	$576,660	75.9%	$258,373	72.7%
Government	48,662	6.4	35,729	10.1
State Housing Agency	15,289	2.0	13,763	3.9
Jumbo	119,454	15.7	47,401	13.3
Seconds	119	0.0	115	—
Total	$760,184	100.0%	$355,381	100.0%

Purpose
Purchase	$221,926	29.2%	$143,693	40.4%
Refinance	532,634	70.1	205,326	57.8
Construction	5,624	0.7	6,362	1.8
Total	$760,184	100.0%	$355,381	100.0%

Noninterest Expense.    Total noninterest expense was $18.1 million for the three months ended March 31, 2021 compared to $10.6 million for the prior year period. The following tables set forth the components of noninterest expense:

	Three Months Ended March 31,		Increase (Decrease)
	2021	2020	Dollars	Percent

	(dollars in thousands)

Compensation and benefits	$14,262	$8,095	$6,167	76.2%
Occupancy and equipment	807	776	31	4.0
Data processing expenses	94	64	30	46.9
Loan expenses	2,005	1,071	934	87.2
Marketing	56	81	(25)	(30.9)
Postage and printing	38	40	(2)	(5.0)
Professional fees	609	262	347	132.4
Other expenses	186	189	(3)	(1.6)
Total noninterest expense	$18,057	$10,578	$7,479	70.7%

The primary reasons for the significant variances within the noninterest expense categories shown in the preceding table are noted below:

●	Compensation and benefits increase primarily reflects commission expense consistent with the mortgage origination volumes.
●	Loan expense primarily is for expenses to originate loans and is consistent with mortgage origination volumes.
●	Professional fees increase primarily reflects expenses for outsourced quality control services and mortgage consulting services.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Asset Quality

The following table provides information with respect to our nonperforming assets, including TDRs, at the dates indicated. We did not have any accruing loans past due 90 days or more at the dates presented.

	March 31,	December 31,
	2021	2020

	(dollars in thousands)

Nonaccrual loans:
Residential real estate:
One- to four-family	$10,606	$11,611
Second mortgages and equity lines of credit	856	834
Commercial real estate	12,478	12,486
Commercial construction	—	—
Commercial and industrial	8,059	8,606
Consumer	356	564
Total nonaccrual loans (1)	32,355	34,101
Other real estate owned and repossessed assets:
One- to four-family residential real estate owned	298	297
Other repossessed assets	233	298
Total nonperforming assets	32,886	34,696
Performing troubled debt restructurings	13,927	11,652
Total nonperforming assets and performing troubled debt restructurings	$46,813	$46,348

Total nonperforming loans to total loans (2)	0.93%	0.98%
Total nonperforming assets and performing troubled debt restructurings to total assets	1.02%	1.03%
Total nonperforming assets to total assets	0.71%	0.77%

(1) $3.3 million and $3.6 million of troubled debt restructurings are included in total nonaccrual loans at March 31, 2021 and December 31, 2020 respectively
(2) Total loans are presented before allowance for loan losses, but include deferred loan origination costs (fees), net.

Income related to impaired loans included in interest income for the three months ended in March 31, 2021 and 2020, amounted to $418,000 and $329,000, respectively.

The Company utilizes a ten-grade internal loan rating system for commercial real estate, commercial construction and commercial loans. Loans not rated consist primarily of residential construction loans and certain smaller balance commercial real estate and commercial loans that are managed by exception.

The following table presents our risk rated loans considered classified or special mention in accordance with our internal risk rating system:

	March 31, 2021	December 31, 2020

	(in thousands)

Classified loans:
Substandard	$14,319	$16,535
Doubtful	6,030	4,557
Loss	—	—
Total classified loans	20,349	21,092
Special mention	17,306	17,796
Total criticized loans	$37,655	$38,888

None of the special mention assets at March 31, 2021 and December 31, 2020 were on nonaccrual.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

At March 31, 2021 our allowance for loan losses was $55.4 million, or 1.60% of total loans and 171.2% of nonperforming loans. At December 31, 2020 our allowance for loan losses was $55.4 million, or 1.59% of total loans and 162.4% of nonperforming loans. Nonperforming loans at March 31, 2021 were $32.4 million, or 0.93% of total loans, compared to $34.1 million, or 0.98% of total loans, at December 31, 2020. The allowance for loan losses is maintained at a level that represents management’s best estimate of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for loan losses will be adequate to cover losses which may be realized in the future or that additional provisions for loan losses will not be required.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	March 31, 2021			December 31, 2020
		% of			% of
		Allowance			Allowance
		Amount to	% of Loans		Amount to	% of Loans
		Total	in Category		Total	in Category
	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans

	(dollars in thousands)

Residential real estate:
One- to four-family	$6,057	10.94%	25.78%	$6,152	11.11%	26.58%
Second mortgages and equity lines of credit	1,015	1.83	3.99	1,072	1.93	4.17
Residential construction	197	0.36	0.92	195	0.35	0.89
Commercial real estate	34,987	63.17	45.04	34,765	62.76	44.39
Commercial construction	2,237	4.04	3.24	1,955	3.53	2.84
Commercial and industrial	6,627	11.97	14.44	5,311	9.59	13.29
Consumer	2,064	3.73	6.59	2,475	4.47	7.84
Total general and allocated allowance	53,184	96.03	100.00%	51,925	93.74	100.00%
Unallocated	2,200	3.97		3,470	6.26
Total	$55,384	100.00%		$55,395	100.00%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated:

	Three Months Ended March 31,
	2021	2020

	(dollars in thousands)

Allowance at beginning of period	$55,395	$24,060
Provision for loan losses	91	3,749
Charge offs:
Residential real estate:
One- to four-family	—	—
Second mortgages and equity lines of credit	—	—
Commercial Real Estate	—	(1,174)
Commercial and industrial	(185)	(297)
Consumer	(55)	(253)
Total charge-offs	(240)	(1,724)

Recoveries:
Residential real estate:
One- to four-family	26	14
Second mortgages and equity lines of credit	45	34
Commercial real estate	4	1
Commercial and industrial	7	219
Consumer	56	36
Total recoveries	138	304
Net charge-offs	(102)	(1,420)
Allowance at end of period	$55,384	$26,389
Total loans outstanding at end of period	$3,461,479	$3,183,870
Average loans outstanding	$3,498,382	$3,163,161
Allowance for loan losses as a percent of total loans outstanding at end of period	1.60%	0.83%
Annualized net loans charged off as a percent of average loans outstanding	0.01%	0.18%
Allowance for loan losses to nonperforming loans at end of period	171.18%	83.52%

The provision for loan losses for the three months ended March 31, 2021 was $91,000 compared to provision for loan losses of $3.7 million for the three months ended March 31 2020. Changes in the provision for loan losses are based on management’s assessment of loan portfolio growth and composition changes, historical charge-off trends, and ongoing evaluation of credit quality and current economic conditions.

The provision for loan losses for the quarter ended March 31, 2021 included adjustments for our quarterly analysis of our historical and peer loss experience rates and commercial loan growth. Given stabilized credit quality trends, we made no additional provision directly related to the COVID-19 pandemic in the first quarter of 2021 as loan deferrals have largely expired without significant delinquency issues, and trends in the at-risk portfolios remained positive. The provision for loan losses for the quarter ended March 31, 2020 includes adjustments for our quarterly analysis of our historical and peer loss experience rates, commercial real estate loan growth, an additional provision to cover a $1.2 million commercial real estate loan charge-off unrelated to the COVID-19 pandemic, and a $1.5 million provision directly related to the initial estimate of inherent losses resulting from the impact of the COVID-19 pandemic.

Net charge-offs totaled $102,000 for the three months ended March 31, 2021, or 0.01%, of average loans outstanding on an annualized basis, compared to $1.4 million, or 0.18%, of average loans outstanding on an annualized basis, for the three months ended March 31, 2020. Net charge-offs for the three months ended March 31, 2020 included a $1.2 million charge-off on a commercial real estate loan.

Credit quality performance has remained strong with total nonperforming assets of $32.9 million at March 31, 2021, compared to $32.1 million at March 31, 2020. Nonperforming assets as a percentage of total assets were 0.71% at March 31, 2021 and 0.78% at March 31, 2020.

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

The table below sets forth, as of March 31, 2021, the net interest income simulation results that estimate the impact of interest rate changes on the Company’s estimated net interest income over one year:

March 31, 2021
Change in Net Interest Income
Changes in Interest Rates	Year One
(basis points) (1)	(% change from year one base)
+300	14.3%
-100	(10.0)%

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

The table below sets forth, as of March 31, 2021, the estimated changes in the EVE that would result from an instantaneous parallel shift in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

At March 31, 2021
				EVE as a Percentage of Economic
		Estimated Increase (Decrease)		Value of Assets
Changes in Interest Rates	Estimated	in EVE			Changes in
(basis points) (1)	EVE	Amount	Percent	EVE Ratio (2)	Basis Points
(dollars in thousands)

+ 300	$816,784	$(2,604)	(0.3)%	19.2%	1.6
0	819,388	—	—	17.6	—
- 100	696,365	(123,023)	(15.0)	14.8	(2.8)

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

Our cash flows are composed of three primary classifications: cash flows from operating activities, investing activities and financing activities. Net cash provided by operating activities was $11.0 million and $894,000 for the three months ended March 31, 2021 and 2020, respectively. Net cash provided by investing activities was $61,000 and $11.5 million for the three months ended March 31, 2021 and 2020, respectively and consists primarily of loan payments and investment maturities in 2021 and investment security sales in 2020. Net cash as a result of financing activities, consisting primarily of the activity in deposit accounts and FHLB advances and results from our strategy of managing growth and cash flows to preserve capital ratios and reduce expenses. Net cash provided by financing activities was $101.6 million and $11.4 million for the three months ended March 31, 2021 and 2020, respectively.

The Company and the Bank are subject to various regulatory capital requirements. At March 31, 2021, the Company and the Bank exceeded all regulatory capital requirements and were considered “well capitalized” under regulatory guidelines. See Note 13 to our unaudited interim Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

At March 31, 2021 we had outstanding commitments to originate loans of $487.3 million and unadvanced funds on loans of $487.5 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2021 totaled $563.0 million. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may use FHLB advances, brokered deposits, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of March 31, 2021. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well-designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the quarter ended March 31, 2021, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any material pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. We are not involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)	Unregistered Sales of Equity Securities. None

b)	Use of Proceeds. None

c)	Repurchase of Equity Securities.

	Issuer Purchases of Equity Securities

	Total Number
	of Shares	Average Price
Index	Purchased	Paid Per Share
January 1 to January 31, 2021	250,658	$10.88
February 1 to February 28, 2021	491,080	11.83
March 1 to March 31, 2021	460,992	13.12
Total	1,202,730	$12.13

The Company adopted a share repurchase program on September 3, 2020 to repurchase up to 2,920,900 shares of the Company’s common stock, or approximately 5% of the Company’s outstanding shares. The Company repurchased 1,202,730 shares at an average cost of $12.13 per share in the first quarter of 2021 and 1,533,500 shares in the fourth quarter of 2020 at an average cost of $10.27 per share, recorded in treasury stock on the balance sheet. The Company adopted a second share repurchase program on April 16, 2021 to repurchase up to 2,790,903 shares of the Company’s common stock, or approximately 5% of the Company’s outstanding shares. The second share repurchase program received non-objection from the Federal Reserve Bank of Boston on May 5, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed in the Exhibit Index are included in, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (and are numbered in accordance with Item 601 of Regulation S-K):

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, (ii) the Consolidated Statements of Income for the three months ended March 31, 2021 and 2020 (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and 2020, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2021 and 2020, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020, and (vi) the Notes to the unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)

*Filed herewith

**Furnished herewith

† Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HarborOne Bancorp, Inc.

Date: May 7, 2021	By:	/s/ James W. Blake
James W. Blake
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 7, 2021	By:	/s/ Linda H. Simmons
Linda H. Simmons
Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)