Form 10-Q
period 2021-06-30
HarborOne Bancorp, Inc.
filed 2021-08-05
CIK 1769617

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of July 30, 2021, there were 55,150,069 shares of the Registrant’s common stock, par value $0.01 per share, outstanding

HarborOne Bancorp, Inc.

Consolidated Balance Sheets (unaudited)

	June 30,	December 31,
(in thousands, except share data)	2021	2020

Assets
Cash and due from banks	$41,328	$31,777
Short-term investments	374,319	174,093
Total cash and cash equivalents	415,647	205,870

Securities available for sale, at fair value	353,848	276,498
Federal Home Loan Bank stock, at cost	7,241	8,738
Loans held for sale, at fair value	103,886	208,612
Loans	3,419,737	3,494,642
Less: Allowance for loan losses	(51,273)	(55,395)
Net loans	3,368,464	3,439,247
Accrued interest receivable	11,058	11,874
Other real estate owned and repossessed assets	298	595
Mortgage servicing rights, at fair value	35,955	24,833
Property and equipment, net	51,504	49,580
Retirement plan annuities	13,957	13,747
Bank-owned life insurance	88,951	87,950
Goodwill	69,802	69,802
Intangible assets	3,723	4,370
Other assets	92,088	81,899
Total assets	$4,616,422	$4,483,615

Liabilities and Stockholders' Equity
Deposits:
Demand deposit accounts	$800,118	$689,672
NOW accounts	250,099	218,584
Regular savings and club accounts	1,123,123	998,994
Money market deposit accounts	832,006	866,661
Term certificate accounts	682,594	732,298
Total deposits	3,687,940	3,506,209
Short-term borrowed funds	—	35,000
Long-term borrowed funds	87,479	114,097
Subordinated debt	34,096	34,033
Mortgagors' escrow accounts	8,284	7,736
Accrued interest payable	917	1,262
Other liabilities and accrued expenses	92,235	88,964
Total liabilities	3,910,951	3,787,301

Commitments and contingencies (Notes 9 and 10)

Common stock, $0.01 par value; 150,000,000 shares authorized; 59,086,187 and 58,834,970 shares issued; 55,735,623 and 57,205,458 shares outstanding at June 30, 2021 and December 31, 2020, respectively	585	584
Additional paid-in capital	467,194	464,176
Retained earnings	305,831	277,312
Treasury stock, at cost, 3,350,564 and 1,629,512 shares at June 30, 2021 and December 31, 2020, respectively	(38,588)	(16,644)
Accumulated other comprehensive income	829	2,185
Unearned compensation - ESOP	(30,380)	(31,299)
Total stockholders' equity	705,471	696,314
Total liabilities and stockholders' equity	$4,616,422	$4,483,615

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2021	2020	2021	2020

Interest and dividend income:
Interest and fees on loans	$34,106	$33,970	$67,966	$67,995
Interest on loans held for sale	852	988	2,176	1,565
Interest on taxable securities	793	1,392	1,378	3,134
Interest on non-taxable securities	—	32	—	98
Other interest and dividend income	136	239	214	998
Total interest and dividend income	35,887	36,621	71,734	73,790

Interest expense:
Interest on deposits	2,302	5,805	5,022	14,498
Interest on FHLB borrowings	531	845	1,083	2,098
Interest on subordinated debentures	524	524	1,047	1,047
Total interest expense	3,357	7,174	7,152	17,643

Net interest and dividend income	32,530	29,447	64,582	56,147
Provision (credit) for loan losses	(4,286)	10,004	(4,195)	13,753

Net interest and dividend income, after provision (credit) for loan losses	36,816	19,443	68,777	42,394

Noninterest income:
Mortgage banking income:
Gain on sale of mortgage loans	14,262	30,862	39,064	43,140
Changes in mortgage servicing rights fair value	(2,552)	(1,111)	857	(5,498)
Other	4,075	4,049	8,590	6,392
Total mortgage banking income	15,785	33,800	48,511	44,034
Deposit account fees	4,546	2,969	8,398	6,900
Income on retirement plan annuities	106	103	210	204
Gain on sale and call of securities, net	—	8	—	2,533
Bank-owned life insurance income	508	554	1,001	1,105
Other income	758	1,143	1,392	2,439
Total noninterest income	21,703	38,577	59,512	57,215

Noninterest expense:
Compensation and benefits	25,146	27,469	52,600	48,654
Occupancy and equipment	4,702	4,152	9,958	8,715
Data processing	2,362	2,277	4,705	4,457
Loan expenses	1,250	2,702	3,685	3,955
Marketing	831	1,057	1,644	1,933
Deposit expenses	338	461	778	960
Postage and printing	418	435	819	931
Professional fees	1,487	1,518	3,070	2,746
Foreclosed and repossessed assets	(47)	13	(24)	138
Deposit insurance	332	279	652	550
Other expenses	1,779	3,414	3,513	5,898
Total noninterest expense	38,598	43,777	81,400	78,937

Income before income taxes	19,921	14,243	46,889	20,672

Income tax provision	5,645	3,668	13,221	5,373

Net income	$14,276	$10,575	$33,668	$15,299

Earnings per common share:
Basic	$0.28	$0.19	$0.65	$0.28
Diluted	$0.27	$0.19	$0.64	$0.28
Weighted average shares outstanding:
Basic	51,778,293	54,450,146	52,155,754	54,421,306
Diluted	52,650,071	54,450,146	52,823,354	54,421,306

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020

Net income	$14,276	$10,575	$33,668	$15,299
Other comprehensive income:

Unrealized gain/loss on cash flow hedge:
Unrealized holding (losses) gains	(363)	(1,613)	1,370	(1,613)
Reclassification adjustment for net losses (gains) included in net income	121	(149)	233	(149)
Net change in unrealized (losses) gains on derivatives in cash flow hedging instruments	(242)	(1,762)	1,603	(1,762)
Related tax effect	68	493	(448)	493
Net-of-tax amount	(174)	(1,269)	1,155	(1,269)

Unrealized gain/loss on securities available for sale:
Unrealized holding gains (losses)	1,493	(471)	(3,220)	5,547
Reclassification of unrealized gain on securities transferred to available for sale	—	—	—	522
Reclassification adjustment for net realized gains	—	(8)	—	(2,533)
Net unrealized gains (losses)	1,493	(479)	(3,220)	3,536
Related tax effect	(330)	387	709	(850)
Net-of-tax amount	1,163	(92)	(2,511)	2,686

Total other comprehensive income (loss)	989	(1,361)	(1,356)	1,417

Comprehensive income	$15,265	$9,214	$32,312	$16,716

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

						Accumulated
	Common Stock		Additional		Treasury	Other	Unearned	Total
	Outstanding		Paid-in	Retained	Stock,	Comprehensive	Compensation	Stockholders'
(in thousands, except share data)	Shares	Amount	Capital	Earnings	at Cost	Income (Loss)	- ESOP	Equity

Balance at March 31, 2020	54,418,021	$584	$461,616	$242,080	$(721)	$4,258	$(32,678)	$675,139

Comprehensive income	—	—	—	10,575	—	(1,361)	—	9,214
Dividends declared of $0.03 per share	—	—	—	(1,623)	—	—	—	(1,623)
ESOP shares committed to be released (57,681 shares)	—	—	2	—	—	—	460	462
Share-based compensation expense	—	—	1,263	—	—	—	—	1,263

Balance at June 30, 2020	54,418,021	$584	$462,881	$251,032	$(721)	$2,897	$(32,218)	$684,455

Balance at March 31, 2021	56,228,762	$585	$465,832	$294,116	$(31,460)	$(160)	$(30,840)	$698,073

Comprehensive income (loss)	—	—	—	14,276	—	989	—	15,265
Dividends declared of $0.05 per share	—	—	—	(2,561)	—	—	—	(2,561)
ESOP shares committed to be released (57,681 shares)	—	—	373	—	—	—	460	833
Share-based compensation expense	—	—	989	—	—	—	—	989
Treasury stock purchased	(493,139)	—	—	—	(7,128)	—	—	(7,128)

Balance at June 30, 2021	55,735,623	$585	$467,194	$305,831	$(38,588)	$829	$(30,380)	$705,471

HarborOne Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

						Accumulated
	Common Stock		Additional		Treasury	Other	Unearned	Total
	Outstanding		Paid-in	Retained	Stock,	Comprehensive	Compensation	Stockholders'
(in thousands, except share data)	Shares	Amount	Capital	Earnings	at Cost	Income (Loss)	- ESOP	Equity

Balance at December 31, 2019	54,418,021	$584	$460,232	$237,356	$(721)	$1,480	$(33,137)	$665,794

Comprehensive income	—	—	—	15,299	—	1,417	—	16,716
Dividends declared of $0.03 per share	—	—	—	(1,623)	—	—	—	(1,623)
ESOP shares committed to be released (115,362 shares)	—	—	123	—	—	—	919	1,042
Share-based compensation expense	—	—	2,526	—	—	—	—	2,526

Balance at June 30, 2020	54,418,021	$584	$462,881	$251,032	$(721)	$2,897	$(32,218)	$684,455

Balance at December 31, 2020	57,205,458	$584	$464,176	$277,312	$(16,644)	$2,185	$(31,299)	$696,314

Comprehensive income(loss)	—	—	—	33,668	—	(1,356)	—	32,312
Dividends declared of $0.10 per share	—	—	—	(5,149)	—	—	—	(5,149)
ESOP shares committed to be released (115,362 shares)	—	—	615	—	—	—	919	1,534
Restricted stock awards granted	188,377	—	—	—	—	—	—	—
Share-based compensation expense	—	—	1,761	—	—	—	—	1,761
Stock option exercised	62,840	1	642	—	—	—	—	643
Treasury stock purchased	(1,721,052)	—	—	—	(21,944)	—	—	(21,944)

Balance at June 30, 2021	55,735,623	$585	$467,194	$305,831	$(38,588)	$829	$(30,380)	$705,471

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in thousands)	2021	2020

Cash flows from operating activities:
Net income	$33,668	$15,299
Adjustments to reconcile net income to net cash used by operating activities:
Provision (credit) for loan losses	(4,195)	13,753
Net amortization of securities premiums/discounts	2,363	668
Proceeds from sale of loans	1,329,424	982,423
Loans originated for sale	(1,191,730)	(987,631)
Net (accretion) amortization of net deferred loan costs/fees and premiums	(903)	811
Depreciation and amortization of premises and equipment	2,353	1,985
Change in mortgage servicing rights fair value	(857)	5,498
Mortgage servicing rights capitalized	(10,265)	(4,475)
Accretion of fair value adjustment on loans and deposits, net	(2,189)	(1,466)
Amortization of other intangible assets	647	894
Amortization of subordinated debt issuance costs	63	63
Gain on sale and call of securities, net	—	(2,533)
Net gains on mortgage loan sales, including fair value adjustments	(32,968)	(43,140)
Bank-owned life insurance income	(1,001)	(1,105)
Income on retirement plan annuities	(210)	(204)
Net loss on disposal of premises and equipment	—	110
Net (gain) loss on sale and write-down of other real estate owned and repossessed assets	(9)	56
ESOP expense	1,534	1,042
Share-based compensation expense	1,761	2,526
Increase in operating lease right-of-use assets	(2,648)	—
Increase in operating lease liabilities	2,959	—
Change in other assets	16,923	(35,637)
Change in other liabilities	(22,475)	28,847
Net cash provided (used) by operating activities	122,244	(22,216)

Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	88,604	36,453
Purchases	(171,537)	(100,682)
Sales	—	67,574
Activity in securities held to maturity:
Maturities, prepayment and calls	—	432
Sales	—	4,759
Net redemption of FHLB stock	1,497	1,335
Participation-in loan purchases	(16,742)	(8,162)
Net loan payments (originations)	94,520	(295,427)
Proceeds from sale of other real estate owned and repossessed assets	864	595
Additions to property and equipment	(4,277)	(1,939)
Net cash used by investing activities	(7,071)	(295,062)

(continued)

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in thousands)	2021	2020

Cash flows from financing activities:
Net increase in deposits	181,464	365,406
Net change in short-term borrowed funds	(35,000)	17,000
Proceeds from other borrowed funds and subordinated debt	3,400	40,000
Repayment of other borrowed funds	(30,018)	(70,018)
Net change in mortgagors' escrow accounts	548	2,246
Proceeds from exercise of stock options	643	—
Treasury stock purchased	(21,944)	—
Dividends paid	(4,489)	—
Net cash provided by financing activities	94,604	354,634

Net change in cash and cash equivalents	209,777	37,356

Cash and cash equivalents at beginning of period	205,870	211,616

Cash and cash equivalents at end of period	$415,647	$248,972

Supplemental cash flow information:
Interest paid on deposits	$5,026	$14,808
Interest paid on borrowed funds	2,194	3,276
Income taxes paid, net	10,649	5,625
Transfer of loans to other real estate owned and repossessed assets	558	469
Transfer of securities held to maturity to available for sale, fair value	—	22,051
Dividends declared	5,149	1,623

Supplemental disclosure related to adoption of ASU 2016-02, detailed in Note 1:
ROU asset	$23,189	$—
Operating lease liabilities	24,370	—

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

The unaudited interim Consolidated Financial Statements include the accounts of the Company; the Company’s subsidiaries, Legion Parkway Company LLC, a security corporation and HarborOne Bank (the “Bank”); and the Bank’s wholly-owned subsidiaries, which consist of HarborOne Mortgage, LLC (“HarborOne Mortgage”), a passive investment corporation, and two security corporations. The passive investment corporation maintains and manages certain assets of the Bank. The security corporations were established for the purpose of buying, holding and selling securities on their own behalf. All significant intercompany balances and transactions have been eliminated in consolidation.

Certain prior year amounts have been reclassified to conform to the current year financial statement presentation. These changes and reclassifications did not impact previously reported net income or comprehensive income.

Nature of Operations

The Company provides a variety of financial services to individuals and businesses through its 27 full-service branches in Massachusetts and Rhode Island, and commercial lending offices in each of Boston, Massachusetts and Providence, Rhode Island. HarborOne Mortgage maintains more than 30 offices in Massachusetts, Rhode Island, New Hampshire, and Maine and is licensed to lend in six additional states.

The Company’s primary deposit products are checking, money market, savings and term certificate of deposit accounts, while its primary lending products are commercial real estate, commercial, residential mortgages, home equity, and consumer loans. The Company also originates, sells and services residential mortgage loans through HarborOne Mortgage.

Risks and Uncertainties

We continue to monitor the impact of the COVID-19 pandemic on the regional economies in which we operate and the long-term ramifications to our customers and operations. Within our markets, vaccinations are readily available, and widely accepted, infection rates are relatively low among the vaccinated population, and many restrictions on businesses have been lifted. However, the lasting effects of government aid programs are relatively unknown as stimulus packages begin to taper, and the ultimate ramifications of the business shutdowns that occurred as a result of COVID-19 are uncertain in many sectors of the economy. The potential impact of COVID-19 variants remains unknown at this time.

The fiscal stimulus and relief programs have been an effective mitigant to credit losses in the near term and significant progress has been made in combating COVID-19; however, once these programs are discontinued, the severity of potential losses is uncertain and depends on numerous factors and future developments. And while macroeconomic conditions have stabilized as of June 30, 2021, if there is a resurgence in the virus, the Company could experience a material adverse effect on its business, financial condition, results of operations and cash flows. Effects may include:

●	Net interest income could be reduced. In accordance with regulatory guidance, the Company worked with borrowers impacted by the COVID-19 pandemic to defer payments. While interest will continue to be recognized in accordance with GAAP, should eventual credit losses on these deferments emerge, interest

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

income would be negatively impacted. At June 30, 2021, $13.9 million in loans were in an active deferral period and $1.9 million with an expired deferral period were delinquent more than 30 days.
●	Continued uncertainty regarding the severity and duration of the COVID-19 pandemic and the related economic effects on credit quality could continue to affect the accounting for loan losses. Although credit quality has not been a severely impacted so far, it is possible that asset quality could worsen, and loan charge-offs increase as government aid expires or if new variants result in renewed business restrictions. The Company participated in the U.S. Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) providing loans to small businesses negatively impacted by the COVID-19 pandemic. PPP loans are fully guaranteed by the U.S. government and approximately 99% of the first phase of PPP loans have been forgiven as of June 30, 2021.
●	Noninterest income could be reduced. Uncertainty regarding the severity and duration of the COVID-19 pandemic could cause further volatility in the financial markets. The COVID-19 pandemic and the measures taken to control its spread may disrupt the mortgage loan origination process. Mortgage banking revenues are dependent on mortgage origination volume and are sensitive to interest rates and the condition of housing markets.
●	Valuation and fair value measurement challenges may occur. Changes in the COVID-19 pandemic could cause a decline in the Company’s stock price or other triggering events could occur that would cause management to perform a goodwill impairment test that may result in an impairment charge being recorded to earnings for that period.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The Company is committed to rent premises and equipment used in business operations under non-cancelable operating leases and determines if an arrangement meets the definition of a lease upon inception. Leases that transfer substantially all of the benefits and risks of ownership to the Company are classified as finance leases, while all others are classified as operating leases. At lease commencement, a lease liability and ROU asset are calculated and recognized on both types of leases. The lease liability is equal to the present value of the future minimum lease payments. The ROU asset is equal to the lease liability, plus any initial direct costs and prepaid lease payments, less any lessor incentives received. Operating lease ROU assets are included in other assets and finance lease ROU assets are included in premises and equipment, net. The Company’s leases do not provide an implicit interest rate; therefore, the Company used the appropriate Federal Home Loan Bank (“FHLB”) term rate commensurate with the underlying lease terms to determine the present value of operating lease liabilities. The lease term used in the calculation includes any options to extend that the Company is reasonably certain to exercise, determined on a lease-by-lease basis. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.

At June 30, 2021, the Company had no finance lease ROU assets or lease liabilities. For operating leases, total lease cost is comprised of lease expense, short-term lease cost, and variable lease cost. Lease expense includes future minimum lease payments, which are recognized on a straight-line basis over the lease term, as well as common area maintenance charges, real estate taxes, insurance and other expenses, where applicable, which are expensed as incurred. Total lease cost for operating leases is recorded in occupancy and equipment noninterest expense. See Note 11, Operating Lease Right-of-Use Assets and Liabilities, for further information.

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

ASUs not yet Adopted

ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. These provisions apply to contract modifications that reference the London InterBank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. Qualifying modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate and the modification would be considered “minor” so that any existing unamortized deferred loan origination fees and costs would carry forward and continue to be amortized. Qualifying modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. ASU 2020-04 also provides numerous optional expedients for hedge accounting. ASU 2020-04 is effective as of March 12, 2020 through December 31, 2022, with adoption permitted as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected, the amendments must be applied prospectively for all eligible contract modifications. The Company has formed a cross functional working group and is currently evaluating the effect that this ASU will have on the Company’s consolidated financial statements.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

in the consolidated financial statements upon adoption. The Company expects to adopt ASU 2019-12 on December 31, 2021 and it is not expected to have a material impact on the Company’s consolidated financial statements.

ASU 2016-13, Financial Instruments—Credit Losses (Topic 326). Commonly referred to as “CECL,” this guidance requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. The ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. For public entities that are SEC filers, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. For non-public entities, this ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. With the passage of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), the option to delay CECL was provided until the earlier of the national health emergency being declared over or December 31, 2020. The Consolidated Appropriations Act passed on December 27, 2020 provided the option of postponing adoption of the standard until the earlier of the end of the national emergency declaration related to the COVID-19 pandemic or December 31, 2022. The Company continues to evaluate the impact of this ASU on the consolidated financial statements and disclosures. The Company has formed a cross functional working group and selected a third-party vendor to assist with the application of this ASU. The working group has an implementation plan which includes assessment and documentation of processes, internal controls, data sources and model development and documentation. The working group has met key milestones within the implementation plan and the Company expects to adopt the ASU on January 1, 2022.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

2.	DEBT SECURITIES

The amortized cost and fair value of securities with gross unrealized gains and losses is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)

June 30, 2021:
Securities available for sale
U.S. government and government-sponsored enterprise obligations	$15,000	$14	$22	$14,992
U.S. government agency and government-sponsored residential mortgage-backed securities	316,699	1,942	1,936	316,705
U.S. government-sponsored collateralized mortgage obligations	7,041	204	—	7,245
SBA asset-backed securities	14,226	680	—	14,906
Total securities available for sale	$352,966	$2,840	$1,958	$353,848

December 31, 2020:
Securities available for sale
U.S. government and government-sponsored enterprise obligations	$5,002	$93	$—	$5,095
U.S. government agency and government-sponsored residential mortgage-backed securities	234,819	3,113	305	237,627
U.S. government-sponsored collateralized mortgage obligations	16,326	330	—	16,656
SBA asset-backed securities	16,249	871	—	17,120
Total securities available for sale	$272,396	$4,407	$305	$276,498

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

Twenty-one mortgage-backed securities with a combined fair value of $27.4 million are pledged as collateral for interest rate swap agreements as of June 30, 2021 (see Note 10). Twenty-six mortgage-backed securities with a combined fair value of $40.3 million were pledged as collateral for interest rate swap agreements as of December 31, 2020.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2021 is as follows:

	Available for Sale
	Amortized	Fair
	Cost	Value

	(in thousands)

After 1 year through 5 years	$—	$—
After 5 years through 10 years	15,000	14,992
Over 10 years	—	—
	15,000	14,992

U.S. government agency and government-sponsored residential mortgage-backed securities	316,699	316,705
U.S. government-sponsored collateralized mortgage obligations	7,041	7,245
SBA asset-backed securities	14,226	14,906

Total	$352,966	$353,848

U.S. government-sponsored residential mortgage-backed securities, collateralized mortgage obligations and securities whose underlying assets are loans from the SBA have stated maturities of 1 year to 30 years; however, it is expected that such securities will have shorter actual lives due to prepayments. U.S. government and government-sponsored enterprise obligations are callable at the discretion of the issuer. The U.S. government and government-sponsored enterprise obligations with a total fair value of $15.0 million have a final maturity of 8 years and a call feature of 2 months to 2 years. At June 30, 2021 there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholder equity.

The following table shows proceeds and gross realized gains and losses related to the sales and calls of securities for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)

Sales
Proceeds	$—	$1,604	$—	$72,333
Gross gains	—	—	—	2,521
Gross losses	—	—	—	—

Calls
Proceeds	$—	$4,968	$—	$6,635
Gross gains	—	8	—	12
Gross losses	—	—	—	—

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Information pertaining to securities with gross unrealized losses at June 30, 2021 and December 31, 2020 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months		Twelve Months and Over
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

	(in thousands)

June 30, 2021:
Securities available for sale

U.S. government and government-sponsored enterprise obligations	$22	$9,978	$—	$—
U.S. government agency and government-sponsored residential mortgage-backed securities	1,811	136,292	125	11,060
	$1,833	$146,270	$125	$11,060

December 31, 2020:
Securities available for sale

U.S. government agency and government-sponsored residential mortgage-backed securities	$283	$67,460	$22	$3,668

Management evaluates securities for other-than-temporary impairment (“OTTI”) at each reporting period, and more frequently when economic or market concerns warrant such evaluation.

As of June 30, 2021, the Company’s security portfolio consisted of 114 debt securities, 39 of which were in an unrealized loss position. The unrealized losses are primarily related to the Company’s mortgage-backed securities and were issued by U.S. government-sponsored entities and agencies.

Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2021.

3.	LOANS HELD FOR SALE

The following table provides the fair value and contractual principal balance outstanding of loans held for sale accounted for under the fair value option:

	June 30,	December 31,
	2021	2020

	(in thousands)

Loans held for sale, fair value	$103,886	$208,612
Loans held for sale, contractual principal outstanding	100,354	198,984
Fair value less unpaid principal balance	$3,532	$9,628

The Company has elected the fair value option for mortgage loans held for sale to better match changes in fair value of the loans with changes in the fair value of the forward sale commitment contracts used to economically hedge them. Changes in fair value of mortgage loans held for sale accounted for under the fair value option election amounted to a decrease of $6.1 million in the six months ended June 30, 2021 to $3.5 million, compared to an increase of $4.0 million in the six months ended June 30, 2020. These amounts are offset in earnings by the changes in fair value of forward sale

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

commitments. The changes in fair value are reported as a component of gain on sale of mortgage loans in the Unaudited Consolidated Statements of Income.

At June 30, 2021 and December 31, 2020, there were no loans held for sale that were greater than 90 days past due.

4.	LOANS

A summary of the balances of loans follows:

	June 30,	December 31,
	2021	2020

	(in thousands)

Residential real estate:
One- to four-family	$927,782	$928,934
Second mortgages and equity lines of credit	134,688	145,672
Residential real estate construction	33,900	31,217
	1,096,370	1,105,823

Commercial:
Commercial real estate	1,561,873	1,551,265
Commercial construction	107,585	99,331
Commercial and industrial	467,479	464,393
Total commercial loans	2,136,937	2,114,989

Consumer loans:
Auto	179,135	265,266
Personal	7,295	8,564
Total consumer loans	186,430	273,830

Total loans	3,419,737	3,494,642
Allowance for loan losses	(51,273)	(55,395)
Loans, net	$3,368,464	$3,439,247

As of June 30, 2021 and December 31, 2020, the commercial and industrial loans include $105.2 million and $126.5 million, respectively, of PPP loans and $4.1 million and $2.7 million, respectively, of deferred fees on the PPP loans. PPP loans are fully guaranteed by the U.S. government.

The Company has transferred a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying unaudited interim Consolidated Balance Sheets. The Company and participating lenders share ratably in cash flows and any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At June 30, 2021 and December 31, 2020, the Company was servicing loans for participants in the aggregate amount of $294.6 million and $284.2 million, respectively.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Acquired Loans

The loans acquired in the merger with Coastway Bancorp, Inc. included $5.4 million in purchased credit impaired (“PCI”) loans. PCI loans were primarily residential real estate loans. The following table provides certain information pertaining to PCI loans:

	June 30,	December 31,
	2021	2020

	(in thousands)

Outstanding balance	$3,982	$4,307
Carrying amount	$3,768	$4,079

The following table summarizes activity in the accretable yield for PCI loans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)

Balance at beginning of period	$138	$147	$141	$149
Additions	—	—	—	—
Accretion	(2)	(2)	(5)	(4)
Reclassification from nonaccretable difference	—	—	—	—
Balance at end of period	$136	$145	$136	$145

The following is the activity in the allowance for loan losses for the three and six months ended June 30, 2021 and 2020:

	Residential	Commercial	Commercial	Commercial
	Real Estate	Real Estate	Construction	and Industrial	Consumer	Unallocated	Total

	(in thousands)

Balance at March 31, 2020	$3,177	$14,642	$2,522	$2,740	$1,484	$1,824	$26,389

Provision (credit) for loan losses	2,598	3,747	693	1,102	808	1,056	10,004
Charge-offs	(52)	—	—	(280)	(126)	—	(458)
Recoveries	134	—	—	—	38	—	172
Balance at June 30, 2020	$5,857	$18,389	$3,215	$3,562	$2,204	$2,880	$36,107

Balance at March 31, 2021	$7,269	$34,987	$2,237	$6,627	$2,064	$2,200	$55,384

Provision (credit) for loan losses	(1,984)	(1,984)	(300)	1,422	(1,239)	(201)	(4,286)
Charge-offs	—	(12)	—	—	(31)	—	(43)
Recoveries	149	—	—	10	59	—	218
Balance at June 30, 2021	$5,434	$32,991	$1,937	$8,059	$853	$1,999	$51,273

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

	Residential	Commercial	Commercial	Commercial
	Real Estate	Real Estate	Construction	and Industrial	Consumer	Unallocated	Total

	(in thousands)

Balance at December 31, 2019	$3,178	$12,875	$2,526	$2,977	$1,010	$1,494	$24,060

Provision (credit) for loan losses	2,549	6,687	689	943	1,499	1,386	13,753
Charge-offs	(52)	(1,174)	—	(577)	(379)	—	(2,182)
Recoveries	182	1	—	219	74	—	476
Balance at June 30, 2020	$5,857	$18,389	$3,215	$3,562	$2,204	$2,880	$36,107

Balance at December 31, 2020	$7,419	$34,765	$1,955	$5,311	$2,475	$3,470	$55,395

Provision (credit) for loan losses	(2,205)	(1,766)	(18)	2,916	(1,651)	(1,471)	(4,195)
Charge-offs	—	(12)	—	(186)	(86)	—	(284)
Recoveries	220	4	—	18	115	—	357
Balance at June 30, 2021	$5,434	$32,991	$1,937	$8,059	$853	$1,999	$51,273

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Allocation of the allowance to loan segments at June 30, 2021 and December 31, 2020 follows:

	Residential	Commercial	Commercial	Commercial
	Real Estate	Real Estate	Construction	and Industrial	Consumer	Unallocated	Total

	(in thousands)

June 30, 2021:
Loans:
Impaired loans	$22,503	$12,408	$—	$7,595	$—		$42,506
Non-impaired loans	1,073,867	1,549,465	107,585	459,884	186,430		3,377,231
Total loans	$1,096,370	$1,561,873	$107,585	$467,479	$186,430		$3,419,737
Allowance for loan losses:
Impaired loans	$683	$1,887	$—	$2,848	$—	$—	$5,418
Non-impaired loans	4,751	31,104	1,937	5,211	853	1,999	45,855
Total allowance for loan losses	$5,434	$32,991	$1,937	$8,059	$853	$1,999	$51,273

December 31, 2020:
Loans:
Impaired loans	$24,384	$12,513	$—	$9,359	$—		$46,256
Non-impaired loans	1,081,439	1,538,752	99,331	455,034	273,830		3,448,386
Total loans	$1,105,823	$1,551,265	$99,331	$464,393	$273,830		$3,494,642
Allowance for loan losses:
Impaired loans	$802	$1,845	$—	$31	$—	$—	$2,678
Non-impaired loans	6,617	32,920	1,955	5,280	2,475	3,470	52,717
Total allowance for loan losses	$7,419	$34,765	$1,955	$5,311	$2,475	$3,470	$55,395

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following is a summary of past due and non-accrual loans at June 30, 2021 and December 31, 2020:

			90 Days
	30-59 Days	60-89 Days	or More	Total	Loans on
	Past Due	Past Due	Past Due	Past Due	Non-accrual

	(in thousands)

June 30, 2021
Residential real estate:
One- to four-family	$192	$2,170	$4,808	$7,170	$11,172
Second mortgages and equity lines of credit	518	1	486	1,005	668
Commercial real estate	—	—	3,369	3,369	12,405
Commercial construction	—	—	—	—	—
Commercial and industrial	7	3,796	1,456	5,259	7,957
Consumer:
Auto	615	368	199	1,182	215
Personal	53	—	17	70	17
Total	$1,385	$6,335	$10,335	$18,055	$32,434

December 31, 2020
Residential real estate:
One- to four-family	$12,148	$2,223	$6,418	$20,789	$11,611
Second mortgages and equity lines of credit	460	46	433	939	834
Residential real estate construction	471	—	—	471	—
Commercial real estate	416	—	3,369	3,785	12,486
Commercial construction	—	—	—	—	—
Commercial and industrial	444	191	1,243	1,878	8,606
Consumer:
Auto	1,657	397	488	2,542	557
Personal	88	11	2	101	7
Total	$15,684	$2,868	$11,953	$30,505	$34,101

At June 30, 2021 and December 31, 2020, there were no loans past due 90 days or more and still accruing.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following information pertains to impaired loans:

	June 30, 2021			December 31, 2020
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance

	(in thousands)

Impaired loans without a specific reserve:
Residential real estate	$12,612	$13,151	$—	$12,284	$13,039	$—
Commercial real estate	3,530	4,724	—	3,552	4,741	—
Commercial construction	—	—	—	—	—	—
Commercial and industrial	1,163	1,507	—	9,243	11,604	—
Total	17,305	19,382	—	25,079	29,384	—

Impaired loans with a specific reserve:
Residential real estate	9,891	10,157	683	12,100	12,355	802
Commercial real estate	8,878	8,962	1,887	8,961	8,961	1,845
Commercial construction	—	—	—	—	—	—
Commercial and industrial	6,432	7,485	2,848	116	181	31
Total	25,201	26,604	5,418	21,177	21,497	2,678

Total impaired loans	$42,506	$45,986	$5,418	$46,256	$50,881	$2,678

	Three Months Ended June 30,
	2021			2020
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis

	(in thousands)

Residential real estate	$22,268	$247	$54	$25,241	$253	$196
Commercial real estate	12,455	63	63	3,668	1	1
Commercial construction	—	—	—	10,971	—	—
Commercial and industrial	7,834	16	16	7,765	—	—
Total	$42,557	$326	$133	$47,645	$254	$197

	Six Months Ended June 30,
	2021			2020
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis

	(in thousands)

Residential real estate	$22,973	$543	$159	$25,919	$575	$518
Commercial real estate	12,474	65	65	2,622	1	1
Commercial construction	—	—	—	11,062	—	—
Commercial and industrial	8,342	136	136	7,120	7	7
Total	$43,789	$744	$360	$46,723	$583	$526

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Interest income recognized and interest income recognized on a cash basis in the tables above represent interest income for the three and six months ended June 30, 2021 and 2020, not for the time period designated as impaired. No additional funds are committed to be advanced in connection with impaired loans.

There were no material troubled debt restructuring (“TDR”) loan modifications for the three months ended June 30, 2021 and 2020.

The recorded investment in TDRs was $13.2 million and $15.1 million at June 30, 2021 and December 31, 2020, respectively. Commercial TDRs totaled $2.2 million and $2.5 million at June 30, 2021 and December 31, 2020, respectively. The remainder of the TDRs outstanding at the end of these periods were residential loans. Non-accrual TDRs totaled $3.1 million and $3.6 million at June 30, 2021 and December 31, 2020, respectively. Of these loans, $2.2 million and $2.5 million were non-accrual commercial TDRs at June 30, 2021 and December 31, 2020, respectively.

All TDR loans are considered impaired and management performs a discounted cash flow calculation to determine the amount of impairment reserve required on each loan. TDR loans which subsequently default are reviewed to determine if the loan should be deemed collateral dependent. In either case, any reserve required is recorded as part of the allowance for loan losses.

During the three and six months ended June 30, 2021 and 2020, there were no payment defaults on TDRs.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents the Company’s loans by risk rating at June 30, 2021 and December 31, 2020:

	June 30, 2021			December 31, 2020
	Commercial	Commercial	Commercial	Commercial	Commercial	Commercial
	Real Estate	Construction	and Industrial	Real Estate	Construction	and Industrial

	(in thousands)

Loans rated 1 - 6	$1,534,866	$107,585	$456,880	$1,524,105	$99,331	$452,665
Loans rated 7	14,602	—	2,642	14,674	—	3,122
Loans rated 8	9,374	—	485	9,455	—	7,080
Loans rated 9	3,031	—	7,472	3,031	—	1,526
Loans rated 10	—	—	—	—	—	—
	$1,561,873	$107,585	$467,479	$1,551,265	$99,331	$464,393

5.	MORTGAGE LOAN SERVICING

The Company sells residential mortgages to government-sponsored entities and other parties. The Company retains no beneficial interests in these loans, but may retain the servicing rights of the loans sold. Mortgage loans serviced for others are not included in the accompanying unaudited interim Consolidated Balance Sheets. The risks inherent in mortgage servicing rights (“MSRs”) relate primarily to changes in prepayments that primarily result from shifts in mortgage interest rates. The unpaid principal balance of mortgage loans serviced for others was $3.67 billion and $3.05 billion as of June 30, 2021 and December 31, 2020, respectively.

The Company accounts for MSRs at fair value. The Company obtains valuations from independent third parties to determine the fair value of MSRs. Key assumptions used in the estimation of fair value include prepayment speeds, discount rates, and default rates. At June 30, 2021 and December 31, 2020, the following weighted average assumptions were used in the calculation of fair value of MSRs:

	June 30,	December 31,
	2021	2020
Prepayment speed	10.80%	14.30%
Discount rate	9.20	9.23
Default rate	1.93	2.27

The following summarizes changes to MSRs for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)

Balance, beginning of period	$33,939	$13,207	$24,833	$17,150
Additions	4,568	4,031	10,265	4,475
Changes in fair value due to:
Reductions from loans paid off during the period	(1,501)	(1,114)	(3,100)	(1,690)
Changes in valuation inputs or assumptions	(1,051)	3	3,957	(3,808)
Balance, end of period	$35,955	$16,127	$35,955	$16,127

Contractually specified servicing fees, net of subservicing expense, included in other mortgage banking income amounted to $1.9 million and $3.5 million for the three and six months ended June 30, 2021, respectively, and $997,000 and $2.0 million for the three and six months ended June 30, 2020, respectively.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

6.	GOODWILL AND INTANGIBLE ASSETS

As of June 30, 2021, the Company had $69.8 million in goodwill, of which $59.0 million was allocated to the Bank reporting unit and $10.8 million was allocated to the HarborOne Mortgage reporting unit. The Company typically performs its goodwill impairment test during the fourth quarter of the year, unless certain indicators suggest earlier testing to be warranted. Other intangible assets were $3.7 million and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company determined that there was no triggering event that warranted an interim impairment test at June 30, 2021.

7.	DEPOSITS

A summary of deposit balances, by type, is as follows:

	June 30,	December 31,
	2021	2020

	(in thousands)

NOW and demand deposit accounts	$1,050,217	$908,256
Regular savings and club accounts	1,123,123	998,994
Money market deposit accounts	832,006	866,661
Total non-certificate accounts	3,005,346	2,773,911

Term certificate accounts greater than $250,000	122,950	135,190
Term certificate accounts less than or equal to $250,000	459,644	497,108
Brokered deposits	100,000	100,000
Total certificate accounts	682,594	732,298
Total deposits	$3,687,940	$3,506,209

The Company has established a relationship to participate in a reciprocal deposit program with other financial institutions. The reciprocal deposit program provides access to FDIC-insured deposit products in aggregate amounts exceeding the current limits for depositors. At June 30, 2021 and December 31, 2020, total reciprocal deposits were $45.0 million and $104.9 million, respectively, consisting primarily of money market accounts.

A summary of certificate accounts by maturity at June 30, 2021 is as follows:

		Weighted
		Average
	Amount	Rate

	(dollars in thousands)

Within 1 year	$593,842	0.56%
Over 1 year to 2 years	58,012	0.98
Over 2 years to 3 years	4,855	1.28
Over 3 years to 4 years	23,585	1.02
Over 4 years to 5 years	2,667	0.71
Total certificate deposits	682,961	0.61%
Less unaccreted acquisition discount	(367)
Total certificate deposits, net	$682,594

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

8.BORROWED FUNDS

Borrowed funds at June 30, 2021 and December 31, 2020 consist of Federal Home Loan Bank (“FHLB”) advances. Short-term advances were $35.0 million with a weighted average rate of 0.42% at December 31, 2020. There were no short-term advances at June 30, 2021. Long-term advances are summarized by maturity date below.

	June 30, 2021			December 31, 2020
	Amount by		Weighted	Amount by		Weighted
	Scheduled	Amount by	Average	Scheduled	Amount by	Average
	Maturity*	Call Date (1)	Rate (2)	Maturity*	Call Date (1)	Rate (2)

	(dollars in thousands)

Year ending December 31:
2021	$11,750	$71,750	2.84%	$41,750	101,750	2.47%
2022	—	—	—	—	—	—
2023	20,188	188	3.48	20,190	190	3.48
2024	13,400	13,400	1.39	10,000	10,000	1.68
2025	40,987	987	1.32	40,987	987	1.32
2026 and thereafter	1,154	1,154	2.00	1,170	1,170	2.00
	$87,479	$87,479	2.04%	$114,097	$114,097	2.16%

* Includes an amortizing advance requiring monthly principal and interest payments.

(1) Callable FHLB advances are shown in the respective periods assuming that the callable debt is redeemed at the call date, while all other advances are shown in the periods corresponding to their scheduled maturity date.

(2) Weighted average rates are based on scheduled maturity dates.

The FHLB advances are secured by a blanket security agreement which requires the Bank to maintain certain qualifying assets as collateral, principally residential mortgage loans and certain multi-family and commercial real estate loans held in the Bank’s portfolio. The carrying value of the loans pledged as collateral for these borrowings totaled $1.15 billion at June 30, 2021 and $1.25 billion at December 31, 2020. As of June 30, 2021, the Company had $764.1 million of available borrowing capacity with the FHLB.

The Company also has additional borrowing capacity under a $25.0 million unsecured federal funds line with a correspondent bank and a secured line of credit with the Federal Reserve Bank of Boston secured by 62% of the carrying value of indirect auto and commercial loans with principal balances amounting to $105.0 million and $107.1 million at June 30, 2021 and December 31, 2020, respectively. No amounts were outstanding under either line at June 30, 2021 or December 31, 2020.

As a participating lender in the PPP, the Company also has access to additional borrowing capacity through the Board of Governors of the Federal Reserve System’s (the “Federal Reserve”) Paycheck Protection Program Liquidity Facility. Only loans issued under the PPP may be pledged as collateral.

On August 30, 2018, the Company issued $35.0 million in fixed-to-floating rate subordinated notes due 2028 (the “Notes”) in a private placement transaction to institutional accredited investors. The Notes bear interest at annual fixed rate of 5.625% until September 1, 2023 at which time the interest rate resets quarterly to an interest rate per annum equal to the three–month LIBOR plus 278 basis points. Interest is payable semi-annually on March 1 and September 1 each year through September 1, 2023 and quarterly thereafter. The Notes can be redeemed partially or in whole, prior to the maturity date beginning September 1, 2023 and on any scheduled interest payment date thereafter, at par. The Notes are carried on the Consolidated Balance Sheets net of unamortized issuance costs of $904,000 and $967,000 at June 30, 2021 and December 31, 2020, respectively, which are being amortized over the period to maturity date using the interest method. At June 30, 2021 and December 31, 2020, the Notes qualified as Tier 2 capital for regulatory capital purposes.

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

The following off-balance sheet financial instruments were outstanding at June 30, 2021 and December 31, 2020. The contract amounts represent credit risk.

	June 30,	December 31,
	2021	2020

	(in thousands)

Commitments to grant residential real estate loans-HarborOne Mortgage	$312,884	$485,428
Commitments to grant other loans	99,976	53,714
Unadvanced funds on home equity lines of credit	198,700	178,432
Unadvanced funds on revolving lines of credit	195,880	169,907
Unadvanced funds on construction loans	131,107	127,776

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

As of June 30, 2021, the Company had one interest rate swap agreement with a notional amount of $100.0 million that was designated as a cash flow hedge of certificates of deposits. The interest rate swap agreement has an average maturity of 3.78 years, the current weighted average fixed rate paid is 0.67%, the weighted average 3-month LIBOR swap receive rate is 0.19%, and the fair value is $196,000. The Company expects approximately $497,000 related to the cash flow hedge to be reclassified to interest expense, from other comprehensive income, in the next twelve months.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Interest Rate Swaps

The Company enters into interest rate swap agreements that are transacted to meet the financing needs of its commercial customers. Offsetting interest rate swap agreements are simultaneously transacted with a third-party financial institution to effectively eliminate the Company’s interest rate risk associated with the customer swaps. The primary risks associated with these transactions arise from exposure to the ability of the counterparties to meet the terms of the contract. Mortgage-backed securities with a fair value of $27.4 million are pledged to secure the Company’s liability for the offsetting interest rate swaps (see Note 2). The interest rate swap notional amount is the aggregate notional amount of the customer swap and the offsetting third-party swap.

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

Although the Company has determined that the majority of the inputs used to value its interest rate swaps and risk participation agreements fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with interest rate contracts and risk participation agreements utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2021 and December 31, 2020, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has classified its derivative valuations in their entirety as Level 2.

The following tables presents the outstanding notional balances and fair values of outstanding derivative instruments:

		Assets		Liabilities
		Balance		Balance
	Notional	Sheet	Fair	Sheet	Fair
	Amount	Location	Value	Location	Value

	(in thousands)

June 30, 2021:
Derivatives designated as Hedging Instruments
Interest rate swaps	$100,000	Other assets	$196	Other liabilities	$—
Derivatives not designated as Hedging Instruments
Derivative loan commitments	$312,884	Other assets	$5,048	Other liabilities	$47
Forward loan sale commitments	209,320	Other assets	86	Other liabilities	295
Interest rate swaps	829,685	Other assets	26,370	Other liabilities	26,370
Risk participation agreements	131,702	Other assets	—	Other liabilities	—
Total			$31,700		$26,712

December 31, 2020:
Derivatives designated as Hedging Instruments
Interest rate swaps	$100,000	—	$—	Other liabilities	$1,407
Derivatives not designated as Hedging Instruments
Derivative loan commitments	$485,428	Other assets	$12,623	Other liabilities	$341
Forward loan sale commitments	356,500	Other assets	—	Other liabilities	2,204
Interest rate swaps	867,728	Other assets	39,320	Other liabilities	39,320
Risk participation agreements	132,379	Other assets	—	Other liabilities	—
Total			$51,943		$43,272

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents the recorded net gains and losses pertaining to the Company’s derivative instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)
Derivatives designated as hedging instruments
Gain (loss) in OCI on derivatives (effective portion), net of tax	$(174)	$(1,269)	$1,155	$(1,269)
Loss reclassified from OCI into interest income or interest expense (effective portion)	$(121)	$149	$(233)	$149

Derivatives not designated as hedging instruments
Changes in fair value of derivative loan commitments
Mortgage banking income	$(1,868)	$4,337	$(7,281)	$9,528
Changes in fair value of forward loan sale commitments
Mortgage banking income	(3,422)	1,842	1,995	(1,830)
Total	$(5,290)	$6,179	$(5,286)	$7,698

11.	OPERATING LEASE RIGHT-OF-USE ASSETS AND LIABILITIES

Operating lease ROU assets, included in other assets, were $25.8 million at June 30, 2021.

Operating lease liabilities, included in other liabilities and accrued expenses, were $27.3 million at June 30, 2021. As of June 30, 2021 the Company does not have leases that have not yet commenced. At June 30, 2021 lease expiration dates ranged from 3 months to 36.6 years and have a weighted average remaining lease term of 17.2 years.

Future minimum lease payments under non-cancellable leases and a reconciliation to the amount recorded as operating lease liabilities as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021	December 31, 2020

	(in thousands)

2021	$2,990	$2,452
2022	2,896	2,239
2023	2,439	1,847
2024	2,076	1,644
2025	2,042	1,684
Thereafter	20,883	13,134
Total lease payments	33,326	$23,000
Imputed interest	(5,997)
Total present value of operating lease liabilities	$27,329

The weighted-average discount rate and remaining lease term for operating leases were as follows:

June 30, 2021
Weighted-average discount rate	1.93%
Weighted-average remaining lease term (years)	17.24

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Rental expense for operating leases is recognized on a straight-line basis over the lease term and amounted to $697,000 and $610,000, respectively, for the three months ended June 30, 2021 and 2020, and $1.4 million and $1.2 million, respectively, for the six months ended June 30, 2021 and 2020, respectively. Variable lease components, such as fair market value adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

The following table presents the components of total lease expense:

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021

	(in thousands)

Lease Expense:
Operating lease expense	$658	$1,290
Short-term lease expense	29	70
Variable lease expense	10	19
Total lease expense	$697	$1,379

12.	STOCK-BASED COMPENSATION

Under the HarborOne, Inc. 2020 Equity Incentive Plan (the “2020 Equity Plan”), adopted on September 29, 2020, the Company may grant stock options, restricted stock awards, performance restricted stock units and other equity incentives to its directors, officers and employees. Total shares reserved for issuance under the 2020 Equity Plans are 4,500,000. The 2017 Stock Option and Incentive Plan (the “2017 Equity Plan” and together with the 2020 Equity Plan, the “Equity Plans”), adopted on August 9, 2017, was discontinued upon the adoption of the 2020 Equity Plan, and as such, the Company may only award shares from the 2020 Equity Plan.

Expense related to awards granted to employees is recognized as compensation expense, and expense related to awards granted to directors is recognized as directors’ fees within noninterest expense. Total expense for the Equity Plans was $989,000 and $1.8 million, for the three and six months ended June 30, 2021, respectively, and $1.3 million and $2.5 million, respectively, for the three and six months ended June 30, 2020.

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

During the three and six months ended June 30, 2021, the Company made no awards of nonqualified options to purchase shares of common stock.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

A summary of the status of the Company’s stock option grants for the six months ended June 30, 2021, is presented in the table below:

	Outstanding				Nonvested
			Weighted
			Average			Weighted
		Weighted	Remaining	Aggregate		Average
	Stock Option	Average	Contractual	Intrinsic	Stock Option	Grant Date
	Awards	Exercise Price	Term (years)	Value	Awards	Fair Value

Balance at January 1, 2021	2,106,403	$9.86			473,445	$2.55
Granted	—	—			—	—
Exercised	(62,840)	10.23			—	—
Vested	—	—			(176,165)	2.47
Forfeited	—	—			—	—
Expired	—	—			—	—
Balance at June 30, 2021	2,043,563	$9.85	6.75	$—	297,280	$2.60
Exercisable at June 30, 2021	1,746,283	$9.94	6.60	$—
Unrecognized cost inclusive of directors' awards	$437,425
Weighted average remaining recognition period (years)	0.66

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

Performance restricted stock units vest based on a combination of performance and service requirements. The number of performance restricted stock units granted reflects the target number able to be earned under a given award. Non-vested performance restricted stock unit compensation expense is based on the most recent performance assumption available and is adjusted as assumptions change.

The following table presents the activity in non-vested restricted stock awards under the Equity Plans for the six months ended June 30, 2021:

	Restricted	Weighted Average
	Stock Awards	Grant Price

Non-vested stock awards at January 1, 2021	384,692	$9.33
Vested	(9,530)	9.80
Granted	188,377	11.95
Forfeited	(2,000)	9.24
Non-vested stock awards at June 30, 2021	561,539	$10.20
Unrecognized cost inclusive of directors' awards	$4,149,176
Weighted average remaining recognition period (years)	1.84

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents the activity in non-vested performance restricted stock units under the 2020 Equity Plan for the six months ended June 30, 2021:

	Performance	Weighted Average
	Restricted Stock Units	Grant Price

Non-vested performance restricted stock units at January 1, 2021	—	$—
Vested	—	—
Granted	85,066	11.95
Forfeited	—	—
Non-vested performance restricted stock units at June 30, 2021	85,066	$11.95
Unrecognized cost	$903,487
Weighted average remaining recognition period (years)	2.67

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

At June 30, 2021, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The capital levels of both the Company and the Bank at June 30, 2021 also exceeded the minimum capital requirements, including the currently applicable capital conservation buffer of 2.5%.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The Company’s and the Bank’s actual regulatory capital ratios as of June 30, 2021 and December 31, 2020 are presented in the table below.

					Minimum Required to be
					Considered "Well Capitalized"
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)

HarborOne Bancorp, Inc.
June 30, 2021
Common equity Tier 1 capital to risk-weighted assets	$632,138	18.1%	$157,137	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	632,138	18.1	209,516	6.0	N/A	N/A
Total capital to risk-weighted assets	710,881	20.4	279,354	8.0	N/A	N/A
Tier 1 capital to average assets	632,138	14.0	181,198	4.0	N/A	N/A

December 31, 2020
Common equity Tier 1 capital to risk-weighted assets	$621,153	17.7%	$158,050	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	621,153	17.7	210,733	6.0	N/A	N/A
Total capital to risk-weighted assets	700,197	19.9	280,978	8.0	N/A	N/A
Tier 1 capital to average assets	621,153	14.5	171,578	4.0	N/A	N/A

HarborOne Bank
June 30, 2021
Common equity Tier 1 capital to risk-weighted assets	$545,120	15.6%	$157,193	4.5%	$227,057	6.5%
Tier 1 capital to risk-weighted assets	545,120	15.6	209,591	6.0	279,454	8.0
Total capital to risk-weighted assets	588,878	16.9	279,454	8.0	349,318	10.0
Tier 1 capital to average assets	545,120	12.0	181,071	4.0	226,338	5.0

December 31, 2020
Common equity Tier 1 capital to risk-weighted assets	$506,822	14.4%	$158,081	4.5%	$228,339	6.5%
Tier 1 capital to risk-weighted assets	506,822	14.4	210,775	6.0	281,033	8.0
Total capital to risk-weighted assets	550,875	15.7	281,033	8.0	351,291	10.0
Tier 1 capital to average assets	506,822	11.8	171,501	4.0	214,377	5.0

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

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	June 30,	December 31,
	2021	2020

	(in thousands)

Cash flow hedge:
Net unrealized gain (loss)	$196	$(1,407)
Related tax effect	(54)	394
Total accumulated other comprehensive income (loss)	$142	$(1,013)

Securities available for sale:
Net unrealized gain	$882	$4,102
Related tax effect	(195)	(904)
Total accumulated other comprehensive income	$687	$3,198

The following tables present changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021			2020

	Available	Cash		Available	Cash
	for Sale	Flow		for Sale	Flow
	Securities	Hedge	Total	Securities	Hedge	Total

	(in thousands)

Balance at beginning of period	$(476)	$316	$(160)	$4,258	$—	$4,258

Other comprehensive income (loss) before reclassifications	1,493	(363)	1,130	(471)	(1,613)	(2,084)
Amounts reclassified to accumulated other comprehensive income for transfer of securities to available for sale	—	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive income (loss)	—	121	121	(8)	(149)	(157)
Net current period other comprehensive income (loss)	1,493	(242)	1,251	(479)	(1,762)	(2,241)
Related tax effect	(330)	68	(262)	387	493	880
Balance at end of period	$687	$142	$829	$4,166	$(1,269)	$2,897

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

	Six Months Ended June 30,
	2021			2020

	Available	Cash		Available	Cash
	for Sale	Flow		for Sale	Flow
	Securities	Hedge	Total	Securities	Hedge	Total

	(in thousands)

Balance at beginning of period	$3,198	$(1,013)	$2,185	$1,480	$—	$1,480

Other comprehensive income (loss) before reclassifications	(3,220)	1,370	(1,850)	5,547	(1,613)	3,934
Amounts reclassified to accumulated other comprehensive income for transfer of securities to available for sale	—	—	—	522	—	522
Amounts reclassified from accumulated other comprehensive income (loss)	—	233	233	(2,533)	(149)	(2,682)
Net current period other comprehensive income (loss)	(3,220)	1,603	(1,617)	3,536	(1,762)	1,774
Related tax effect	709	(448)	261	(850)	493	(357)
Balance at end of period	$687	$142	$829	$4,166	$(1,269)	$2,897

15.	FAIR VALUE OF ASSETS AND LIABILITIES

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

The following methods and assumptions were used by the Company in estimating fair value disclosures:

Debt Securities - Available for sale debt securities are recorded at fair value on a recurring basis. When available, the Company uses quoted market prices to determine the fair value of debt securities; such items are classified as Level 1. There were no Level 1 securities held at June 30, 2021 and December 31, 2020.

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

Debt securities not actively traded whose fair value is determined through the use of cash flows utilizing inputs that are unobservable are classified as Level 3. There were no Level 3 securities held at June 30, 2021 and December 31, 2020.

Loans held for sale - The fair value of mortgage loans held for sale is estimated based on current market prices for similar loans in the secondary market and therefore are classified as Level 2 assets. There were no mortgage loans held for sale 90 days or more past due as of June 30, 2021 and December 31, 2020.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

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

Forward loan sale commitments and derivative loan commitments - Forward loan sale commitments and derivative loan commitments are based on fair values of the underlying mortgage loans and the probability of such commitments being exercised. The assumptions for pull-through rates are derived from internal data and adjusted using management judgment. Derivative loan commitments include the value of servicing rights and non-refundable costs of originating the loan based on the Company’s internal cost analysis that is not observable. The weighted average pull-through rate for derivative loan commitments was approximately 87% and 76% at June 30, 2021 and December 31, 2020, respectively.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

				Total
	Level 1	Level 2	Level 3	Fair Value

	(in thousands)

June 30, 2021
Assets

Securities available for sale	$—	$353,848	$—	$353,848
Loans held for sale	—	103,886	—	103,886
Mortgage servicing rights	—	35,955	—	35,955
Derivative loan commitments	—	—	5,048	5,048
Forward loan sale commitments	—	—	86	86
Interest rate management agreements	—	196	—	196
Interest rate swaps	—	26,370	—	26,370
	$—	$520,255	$5,134	$525,389
Liabilities

Derivative loan commitments	$—	$—	$47	$47
Forward loan sale commitments	—	—	295	295
Interest rate management agreements	—	—	—	—
Interest rate swaps	—	26,370	—	26,370
	$—	$26,370	$342	$26,712

December 31, 2020
Assets

Securities available for sale	$—	$276,498	$—	$276,498
Loans held for sale	—	208,612	—	208,612
Mortgage servicing rights	—	24,833	—	24,833
Derivative loan commitments	—	—	12,623	12,623
Forward loan sale commitments	—	—	—	—
Interest rate swaps	—	39,320	—	39,320
	$—	$549,263	$12,623	$561,886
Liabilities

Derivative loan commitments	$—	$—	$341	$341
Forward loan sale commitments	—	—	2,204	2,204
Interest rate management agreements	—	1,407	—	1,407
Interest rate swaps	—	39,320	—	39,320
	$—	$40,727	$2,545	$43,272

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The table below presents, for the three and six months ended June 30, 2021 and 2020, the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)

Assets: Derivative and Forward Loan Sale Commitments:

Balance at beginning of period	$10,225	$8,078	$12,623	$1,411

Total gains (losses) included in net income (1)	(5,091)	2,766	(7,489)	9,433
Balance at end of period	$5,134	$10,844	$5,134	$10,844

Changes in unrealized gains relating to instruments at period end	$5,134	$10,844	$5,134	$10,844

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)

Liabilities: Derivative and Forward Loan Sale Commitments:

Balance at beginning of period	$(143)	$(5,480)	$(2,545)	$(332)

Total gains (losses) included in net income (1)	(199)	3,413	2,203	(1,735)
Balance at end of period	$(342)	$(2,067)	$(342)	$(2,067)

Changes in unrealized losses relating to instruments at period end	$(342)	$(2,067)	$(342)	$(2,067)

(1) Included in mortgage banking income on the Consolidated Statements of Net Income.

Assets Measured at Fair Value on a Non-recurring Basis

The Company may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There were no liabilities measured at fair value on a non-recurring basis at June 30, 2021 and December 31, 2020. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets.

	June 30, 2021			December 31, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

	(in thousands)

Impaired loans:
Residential	$—	$—	$273	$—	$—	$919
Commercial	—	—	6,505	—	—	7,242
Other real estate owned and repossessed assets	—	—	298	—	—	595
	$—	$—	$7,076	$—	$—	$8,756

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Losses in the following table represent the amount of the fair value adjustments recorded during the period on the carrying value of the assets held at June 30, 2021 and December 31, 2020, respectively. Losses on fully charged off loans are not included in the table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)

Impaired loans
Residential	$—	$584	$5	$581
Commercial real estate	42	—	42	—
Commercial and industrial	1,475	449	2,830	449
Other real estate owned and repossessed assets	2	—	24	55
	$1,519	$1,033	$2,901	$1,085

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

	June 30, 2021
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total

	(in thousands)

Financial assets:
Cash and cash equivalents	$415,647	$415,647	$—	$—	$415,647
Securities available for sale	353,848	—	353,848	—	353,848
Federal Home Loan Bank stock	7,241	N/A	N/A	N/A	N/A
Loans held for sale	103,886	—	103,886	—	103,886
Loans, net	3,368,464	—	—	3,411,370	3,411,370
Retirement plan annuities	13,957	—	—	13,957	13,957
Accrued interest receivable	11,058	—	11,058	—	11,058

Financial liabilities:
Deposits	3,687,940	—	—	3,691,290	3,691,290
Borrowed funds	87,479	—	89,402	—	89,402
Subordinated debt	34,096	—	—	33,363	33,363
Mortgagors' escrow accounts	8,284	—	—	8,284	8,284
Accrued interest payable	917	—	917	—	917

Derivative loan commitments:
Assets	5,048	—	—	5,048	5,048
Liabilities	47	—	—	47	47

Interest rate management agreements:
Assets	196	—	196	—	196
Liabilities	—	—	—	—	—

Interest rate swap agreements:
Assets	26,370	—	26,370	—	26,370
Liabilities	26,370	—	26,370	—	26,370

Forward loan sale commitments:
Assets	86	—	—	86	86
Liabilities	295	—	—	295	295

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

	December 31, 2020
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total

	(in thousands)

Financial assets:
Cash and cash equivalents	$205,870	$205,870	$—	$—	$205,870
Securities available for sale	276,498	—	276,498	—	276,498
Federal Home Loan Bank stock	8,738	N/A	N/A	N/A	N/A
Loans held for sale	208,612	—	208,612	—	208,612
Loans, net	3,439,247	—	—	3,473,751	3,473,751
Retirement plan annuities	13,747	—	—	13,747	13,747
Accrued interest receivable	11,874	—	11,874	—	11,874

Financial liabilities:
Deposits	3,506,209	—	—	3,509,996	3,509,996
Borrowed funds	149,097	—	152,373	—	152,373
Subordinated debt	34,033	—	—	34,799	34,799
Mortgagors' escrow accounts	7,736	—	—	7,736	7,736
Accrued interest payable	1,262	—	1,262	—	1,262

Derivative loan commitments:
Assets	12,623	—	—	12,623	12,623
Liabilities	341	—	—	341	341

Interest rate management agreements:
Liabilities	1,407	—	1,407	—	1,407

Interest rate swap agreements:
Assets	39,320	—	39,320	—	39,320
Liabilities	39,320	—	39,320	—	39,320

Forward loan sale commitments:
Assets	—	—	—	—	—
Liabilities	2,204	—	—	2,204	2,204

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

16.	EARNINGS PER SHARE (“EPS”)

Basic EPS represents net income attributable to common shareholders divided by the weighted-average number of common shares outstanding during the period. Non-vested restricted shares that are participating securities are included in the computation of basic earnings per share. Diluted EPS is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding, plus the effect of potential dilutive common stock equivalents outstanding during the period.

The following table presents earnings per common share.

	Three Months Ended June 30,
	2021	2020

Net income available to common stockholders (in thousands)	$14,276	$10,575

Average number of common shares outstanding	55,515,445	58,418,021
Less: Average unallocated ESOP shares	(3,737,152)	(3,967,875)
Weighted average number of common shares outstanding used to calculate basic earnings per common share	51,778,293	54,450,146
Dilutive effect of share-based compensation	871,778	—
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	52,650,071	54,450,146

Earnings per common share:
Basic	$0.28	$0.19
Diluted	$0.27	$0.19

	Six Months Ended June 30,
	2021	2020

Net income available to common stockholders (in thousands)	$33,668	$15,299

Average number of common shares outstanding	55,921,587	58,418,021
Less: Average unallocated ESOP shares	(3,765,833)	(3,996,715)
Weighted average number of common shares outstanding used to calculate basic earnings per common share	52,155,754	54,421,306
Dilutive effect of share-based compensation	667,600	—
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	52,823,354	54,421,306

Earnings per common share:
Basic	$0.65	$0.28
Diluted	$0.64	$0.28

Stock options for 2,169,243 shares of common stock for the three and six months ended June 30, 2020 were not considered in computing diluted earnings per share because they were antidilutive.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Information about the reportable segments and reconciliation to the unaudited interim Consolidated Financial Statements at June 30, 2021 and 2020 and for the three and six months then ended is presented in the tables below.

	Three Months Ended June 30, 2021
	HarborOne	HarborOne	HarborOne
	Bank	Mortgage	Bancorp, Inc.	Eliminations	Consolidated

	(in thousands)

Net interest and dividend income (expense)	$32,134	$855	$(459)	$—	$32,530
Provision (credit) for loan losses	(4,286)	—	—	—	(4,286)
Net interest and dividend income (loss), after provision (credit) for loan losses	36,420	855	(459)	—	36,816
Mortgage banking income:
Gain on sale of mortgage loans	—	14,262	—	—	14,262
Intersegment gain (loss)	(910)	910	—	—	—
Changes in mortgage servicing rights fair value	(419)	(2,133)	—	—	(2,552)
Other	276	3,799	—	—	4,075
Total mortgage banking income (loss)	(1,053)	16,838	—	—	15,785
Other noninterest income	5,898	20	—	—	5,918
Total noninterest income	4,845	16,858	—	—	21,703
Noninterest expense	24,128	14,101	369	—	38,598
Income (loss) before income taxes	17,137	3,612	(828)	—	19,921
Provision (benefit) for income taxes	4,863	1,013	(231)	—	5,645
Net income (loss)	$12,274	$2,599	$(597)	$—	$14,276

	Six Months Ended June 30, 2021
	HarborOne	HarborOne	HarborOne
	Bank	Mortgage	Bancorp, Inc.	Eliminations	Consolidated

	(in thousands)

Net interest and dividend income (expense)	$63,382	$2,105	$(905)	$—	$64,582
Provision (credit) for loan losses	(4,195)	—	—	—	(4,195)
Net interest and dividend income (loss), after provision (credit) for loan losses	67,577	2,105	(905)	—	68,777
Mortgage banking income:
Gain on sale of mortgage loans	—	39,064	—	—	39,064
Intersegment gain (loss)	(1,572)	1,572	—	—	—
Changes in mortgage servicing rights fair value	(133)	990	—	—	857
Other	576	8,014	—	—	8,590
Total mortgage banking income (loss)	(1,129)	49,640	—	—	48,511
Other noninterest income	10,989	12	—	—	11,001
Total noninterest income	9,860	49,652	—	—	59,512
Noninterest expense	48,591	32,158	651	—	81,400
Income (loss) before income taxes	28,846	19,599	(1,556)	—	46,889
Provision (benefit) for income taxes	8,298	5,346	(423)	—	13,221
Net income (loss)	$20,548	$14,253	$(1,133)	$—	$33,668

Total assets at period end	$4,631,734	$233,818	$743,544	$(992,674)	$4,616,422
Goodwill at period end	$59,042	$10,760	$—	$—	$69,802

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

	Three Months Ended June 30, 2020

	HarborOne	HarborOne	HarborOne
	Bank	Mortgage	Bancorp, Inc.	Eliminations	Consolidated

	(in thousands)

Net interest and dividend income (expense)	$29,139	$739	$(431)	$—	$29,447
Provision for loan losses	10,004	—	—	—	10,004
Net interest and dividend income (loss), after provision for loan losses	19,135	739	(431)	—	19,443
Mortgage banking income:
Gain on sale of mortgage loans	—	30,862	—	—	30,862
Intersegment gain (loss)	(1,399)	1,399	—	—	—
Changes in mortgage servicing rights fair value	(490)	(621)	—	—	(1,111)
Other	346	3,703	—	—	4,049
Total mortgage banking income (loss)	(1,543)	35,343	—	—	33,800
Other noninterest income (loss)	4,788	(11)	—	—	4,777
Total noninterest income	3,245	35,332	—	—	38,577
Noninterest expense	25,218	18,212	347	—	43,777
Income (loss) before income taxes	(2,838)	17,859	(778)	—	14,243
Provision (benefit) for income taxes	27	3,878	(237)	—	3,668
Net income (loss)	$(2,865)	$13,981	$(541)	$—	$10,575

	Six Months Ended June 30, 2020

	HarborOne	HarborOne	HarborOne
	Bank	Mortgage	Bancorp Inc.	Eliminations	Consolidated

	(in thousands)

Net interest and dividend income (expense)	$55,649	$1,020	$(522)	$—	$56,147
Provision for loan losses	13,753	—	—	—	13,753
Net interest and dividend income (loss), after provision for loan losses	41,896	1,020	(522)	—	42,394
Mortgage banking income:
Gain on sale of mortgage loans	—	43,140	—	—	43,140
Intersegment gain (loss)	(1,799)	1,799	—	—	—
Changes in mortgage servicing rights fair value	(1,660)	(3,838)	—	—	(5,498)
Other	697	5,695	—	—	6,392
Total mortgage banking income (loss)	(2,762)	46,796	—	—	44,034
Other noninterest income (loss)	13,314	(133)	—	—	13,181
Total noninterest income	10,552	46,663	—	—	57,215
Noninterest expense	49,506	28,790	641	—	78,937
Income (loss) before income taxes	2,942	18,893	(1,163)	—	20,672
Provision (benefit) for income taxes	1,628	4,117	(372)	—	5,373
Net income (loss)	$1,314	$14,776	$(791)	$—	$15,299

Total assets at period end	$4,451,114	$233,138	$721,153	$(940,499)	$4,464,906
Goodwill at period end	$59,042	$10,760	$—	$—	$69,802

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section is intended to assist in the understanding of the financial performance of the Company and its subsidiaries through a discussion of our financial condition at June 30, 2021, and our results of operations for the six months ended June 30, 2021 and 2020. This section should be read in conjunction with the unaudited interim Consolidated Financial Statements and Notes thereto of the Company appearing in Part I, Item 1 of this Form 10-Q.

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

COVID-19 Update

Significant progress has been made to combat the outbreak of COVID-19; however, the global pandemic has adversely impacted a broad range of industries in which the Company’s customers operate and could still impair their ability to fulfill their financial obligations to the Company. While it appears conditions are trending in a positive direction as of June 30, 2021, the COVID-19 pandemic is a highly unusual, unprecedented and evolving public health and economic crisis that may have a significant adverse impact on the economy, the banking industry and the Company in future fiscal periods, all subject to a high degree of uncertainty.

The Company continues to take significant steps to protect the health and well-being of its employees and customers and to assist customers who have been impacted by COVID-19 including providing drive-up and appointment banking, continued access to PPP loans and payment deferrals and forbearance to commercial and consumer customers. The Company’s COVID-19 response team continues to monitor the local impact of COVID-19 in order to anticipate and respond to developments quickly and decisively. As of June 30, 2021, we do not anticipate significant challenges to our ability to maintain our systems and controls and do not currently face any material resource constraints. The Company maintains access to multiple sources of liquidity. However, if an extended recession caused large numbers of the Company’s deposit customers to withdraw their funds, the Company may become more reliant on volatile or more expensive sources of funding.

We provided access to the PPP to both our existing customers and new customers, to ensure small businesses in the communities we serve have access to this important lifeline for their businesses. During the second quarter of 2021 we originated $4.0 million in PPP loans with processing fees of $345,000 and processed forgiveness on $63.1 million loans. We have processed forgiveness for approximately 95% of the PPP loans that the Bank originated in 2020, with a forgiveness rate above 99%. As of June 30, 2021, PPP loans amounted to $105.2 million and there was $4.1 million in deferred processing fee income that will be recognized over the life of the loans.

We are also working with commercial loan customers that may need payment deferrals or other accommodations to keep their loans out of default through the COVID-19 pandemic. As of June 30, 2021, we have three active payment deferrals on commercial loans with a total principal balance of $11.0 million, or 0.5%, of total commercial loans, all of which are loans included in an at-risk sector. As of June 30, 2021, 96.2% of the commercial deferrals have expired and the borrower is making payments as agreed, 0.1% of the commercial deferrals have expired and the borrower is delinquent, and 3.7% are in active deferral period. The active commercial deferrals are scheduled to expire during 2021. We are no longer providing deferrals under the CARES Act but continue to consider accommodations in the normal course of business.

The residential loan and consumer loan portfolios have not experienced significant credit quality deterioration as of June 30, 2021; however, the continuing impact and uncertain nature of the COVID-19 pandemic may result in increases in delinquencies, charge-offs and loan modifications in these portfolios through the remainder of 2021. As of June 30, 2021, we had eight active payment deferrals on residential mortgage loans with a total principal balance of $2.9 million, or 0.3% of total residential loans. As of June 30, 2021 89.8% of the deferrals have expired and are paying as agreed, 3.3% have expired and are delinquent and 6.9% are in active deferral periods. We had three active payment deferrals on consumer loans with a total principal balance of $22,000, and 96.2% of the consumer loan deferrals have expired and are paying as agreed. Requests for additional extensions on residential mortgage loans and consumer loans were not significant as of June 30, 2021.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

In connection with the COVID-19 pandemic, the Company instituted a payment deferral program for certain commercial, mortgage and consumer loans. Most initial deferrals were for a 90-day period and generally not greater than 180 days. The following table provides the principal balance of loans with payment deferrals and the current status of the deferral agreement as of June 30, 2021.

									% Active
									deferrals to
								Total	Total
	Deferrals expired and		Deferrals expired &				Total	outstanding	outstanding
(dollars in thousands)	paying		delinquent		Active deferrals		deferrals	loans	loans
	#	$	#	$	#	$

Commercial real estate	78	$245,180	—	$—	3	$11,005	$256,185	$1,561,873	0.7%
Commercial and industrial	111	41,731	2	261	—	—	41,992	467,479	—
Commercial construction	—	—	—	—	—	—	—	107,585	—
Total commercial loans	189	286,911	2	261	3	11,005	298,177	2,136,937	0.5

One- to Four family	315	36,332	6	1,372	8	2,871	40,575	927,782	0.3
Home Equity	20	929	—	—	—	—	929	134,688	—
Residential construction	—	—	—	—	—	—	—	33,900	—
Total residential real estate	335	37,261	6	1,372	8	2,871	41,504	1,096,370	0.3

Consumer	789	8,144	12	301	3	22	8,467	186,430	0.0

Total loans	1,313	$332,316	20	$1,934	14	$13,898	$348,148	$3,419,737	0.4%

	Active deferrals expiring by quarter
(dollars in thousands)	9/30/2021	12/31/2021	Total

Commercial real estate	$3,265	$7,740	$11,005
Commercial and industrial	—	—	—
Commercial construction	—	—	—
Total commercial loans	$3,265	$7,740	$11,005

One- to Four family	$2,658	$213	$2,871
Home equity	—	—	—
Residential construction	—	—	—
Total residential real estate	$2,658	$213	$2,871

Consumer	$10	$12	$22

Total loans	$5,933	$7,965	$13,898

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Management continues to evaluate our loan portfolio, particularly the commercial loan portfolio, in light of current economic conditions, the mitigating effects of government stimulus, and loan modification efforts designed to limit the long-term impacts of the COVID-19 pandemic. Our commercial loan portfolio is diversified across many sectors and is largely secured by commercial real estate loans, which make up 73.1% of the total commercial loan portfolio. Management initially identified six sectors as the most susceptible to increased credit risk as a result of the COVID-19 pandemic: retail, office space, hotels, health and social services, restaurants, and recreation. In the second quarter of 2021, as part of ongoing monitoring of the at-risk sectors, management determined that the health and social services sector no longer presents an additional risk from the impact of the COVID-19 pandemic. As the COVID-19 pandemic has abated, borrowers in this sector have returned to pre-pandemic revenue and profitability levels. Health and social services operations supported by first-round PPP loans have a 100% forgiveness rate. Further, over the last eight quarters, the sector has experienced a positive migration in obligor risk ratings and no watch or substandard credits, and delinquency in the sector is currently zero. The total loan portfolio of the remaining five commercial sectors identified as at risk totaled $764.7 million, which represents 35.8% of the commercial loan portfolio. The five currently identified at-risk sectors include $646.6 million in commercial real estate loans, $77.2 million in commercial and industrial loans, and $40.9 million in commercial construction loans. Non-performing loans included in the at-risk sectors amounted to $12.5 million at June 30, 2021, of which $12.2 million was included in the hotels sector.

	At Risk Sectors
								Percent
						Total		at risk
						at risk	Total	sector
	Retail	Office	Hotel	Restaurants	Recreation	sectors	loans	to total

	(dollars in thousands)

Commercial real estate	$221,445	$194,240	$201,158	$15,074	$14,653	$646,570	$1,561,873	41.4%
Commercial and industrial	26,799	15,467	2,113	28,605	4,191	77,175	467,479	16.5
Commercial construction	16,341	854	8,833	14,878	—	40,906	107,585	38.0
Total	$264,585	$210,561	$212,104	$58,557	$18,844	$764,651	$2,136,937	35.8%

Outstanding principal, active commercial deferrals	$—	$—	7,740	$3,265	$—	$11,005	$2,136,937	0.5%
Outstanding principal, expired and delinquent commercial deferrals	$—	$—	254	$—	$—	$254	$2,136,937	0.0%
PPP loans, net of fees	$477	$—	87	$1,764	$94	$2,422	$101,114	2.4%
Nonaccrual loans	$387	$—	12,154	$4	$—	$12,545	$32,434	38.7%

As of June 30, 2021, the retail sector was $264.6 million, or 12.4%, of total commercial loans, and included $221.4 million in commercial real estate loans, $26.8 million in commercial and industrial loans, and $16.3 million in commercial construction loans. PPP loans included in this sector totaled $477,000. There are no active deferrals for loans in this sector and expired deferrals are paying as expected. We originated $5.4 million loans during the second quarter that are within the retail sector.

As of June 30, 2021, the office space sector was $210.6 million, or 9.9%, of total commercial loans, and included $194.2 million in commercial real estate loans, $15.5 million in commercial and industrial loans, and $854,000 in commercial construction loans. There are no active deferrals for loans and expired deferrals are paying as expected. No PPP loans were originated in this sector. We originated $5.0 million loans during the second quarter that are within the office space sector.

As of June 30, 2021, the hotel sector was $212.1 million, or 9.9%, of total commercial loans, and included $201.2 million in commercial real estate loans, $2.1 million in commercial and industrial loans, and $8.8 million in commercial construction loans. PPP loans included in the sector totaled $87,000. Active deferrals for loans in this sector had outstanding principal balances of $7.7 million and one loan with an outstanding principal balance of $254,000 had an expired deferral period and is greater than 30 days delinquent. At June 30, 2021, nonperforming loans included in the hotel

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

sector amount to $12.2 million. One of the non-accrual loans amounted to $9.0 million with a deferral period that expired in the second quarter of 2021; however, it was determined in the fourth quarter of 2020 that weaknesses in the borrower’s credit warranted a downgrade to substandard and nonaccrual status. A specific reserve of $1.8 million has been allocated to this loan. The Bank is receiving payments of interest only on its pro rata share of the loan in accordance with a forbearance agreement, in part through a non-revolving line of credit provided solely by the lead bank.

As of June 30, 2021, the restaurant sector amounted to $58.6 million, or 2.7%, of total commercial loans, including $1.8 million in PPP loans. Active deferrals for loans in this sector had outstanding principal balances of $3.3 million. The recreation sector amounted to $18.8 million, or 0.9%, of total commercial loans, including $94,000 in PPP loans. There are no active deferrals for loans in this sector and expired deferrals are paying as expected.

The loan portfolio has not experienced significant credit quality deterioration as of June 30, 2021; however, the continuing impact and uncertain nature of the COVID-19 pandemic may result in increases in delinquencies, charge-offs and loan modifications in these portfolios through the remainder of the year. Continued uncertainty regarding the severity and duration of the COVID-19 pandemic and related economic effects may continue to impact the magnitude of loan loss provisions and allowance for loan losses.

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

Comparison of Financial Condition at June 30, 2021 and December 31, 2020

Total Assets.    Total assets increased $132.8 million, or 3.0%, to $4.62 billion at June 30, 2021 from $4.48 billion at December 31, 2020. The increase primarily reflects an increase of $200.2 million in short-term investments, a $77.4 million increase in securities available for sale partially offset by a $104.7 million decrease in loans held for sale and a $70.8 million decrease in net loans.

Cash and Cash Equivalents.    Cash and cash equivalents increased $209.8 million to $415.6 million at June 30, 2021 from $205.9 million at December 31, 2020 primarily due to an increase in short-term investments.

Loans Held for Sale.    Loans held for sale at June 30, 2021 were $103.9 million, a decrease of $104.7 million from $208.6 million at December 31, 2020, as residential mortgage loan demand decreased primarily due to a decrease in refinancing activity.

Loans, net.    At June 30, 2021, net loans were $3.37 billion, a decrease of $70.8 million, or 2.06%, from $3.44 billion at December 31, 2020, primarily due to decreases in consumer loans of $87.4 million and residential real estate loans of $9.5 million, partially offset by increases in commercial real estate loans of $10.6 million, commercial construction loans of $8.3 million and commercial and industrial loans of $3.1 million. Excluding the change in PPP loans, commercial and industrial loans increased $25.8 million. The allowance for loan losses was $51.3 million at June 30, 2021 and $55.4 million at December 31, 2020, the decrease primarily reflecting the $4.3 million reversal of loan loss provision in the second quarter of 2021.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The following table provides the composition of our loan portfolio at the dates indicated:

	June 30, 2021		December 31, 2020
	Amount	Percent	Amount	Percent

	(dollars in thousands)

Residential real estate:
One- to four-family	$927,782	27.1%	$928,934	26.6%
Second mortgages and equity lines of credit	134,688	3.9	145,672	4.2
Residential construction	33,900	1.0	31,217	0.9
Total residential real estate	1,096,370	32.0	1,105,823	31.7
Commercial:
Commercial real estate	1,561,873	45.7	1,551,265	44.4
Commercial construction	107,585	3.2	99,331	2.8
Commercial and industrial	467,479	13.7	464,393	13.3
Total commercial loans	2,136,937	62.6	2,114,989	60.5
Consumer:
Auto	18,464	0.5	25,134	0.7
Auto lease loans	160,671	4.7	240,132	6.9
Personal	7,295	0.2	8,564	0.2
Total consumer	186,430	5.4	273,830	7.8
Total loans	3,419,737	100.0%	3,494,642	100.0%
Allowance for loan losses	(51,273)		(55,395)
Loans, net	$3,368,464		$3,439,247

Securities.    Total investment securities at June 30, 2021 were $353.8 million, an increase of $77.4 million, or 2.8%, from $276.5 million at December 31, 2020. In the first quarter of 2020, with intention to reduce credit risk in the investment portfolio, held to maturity securities were sold and as a result the remaining held to maturity securities were transferred to the available for sale category. For the six months ended June 30, 2021, purchases amounted to $161.5 million in U.S. government agency mortgage-backed securities and $10.0 million U.S. government obligations. The following table provides the composition of our securities available for sale at the dates indicated:

	June 30, 2021		December 31, 2020
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(in thousands)

Securities available for sale:
Debt securities:
U.S. government and government-sponsored enterprise obligations	$15,000	$14,992	$5,002	$5,095
U.S. government agency and government-sponsored mortgage-backed and collateralized mortgage obligations	323,740	323,950	251,145	254,283
SBA asset-backed securities	14,226	14,906	16,249	17,120
Total securities available for sale	$352,966	$353,848	$272,396	$276,498

Mortgage servicing rights.    Mortgage servicing rights (“MSRs”) are created as a result of our mortgage banking origination activities and accounted for at fair value. At June 30, 2021, we serviced mortgage loans for others with an aggregate outstanding principal balance of $3.67 billion. Total MSRs were $36.0 million at June 30, 2021 and $24.8 million at December 31, 2020.

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

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Deposits.    Deposits increased $181.7 million, or 5.2%, to $3.69 billion at June 30, 2021 from $3.51 billion at December 31, 2020. The following table sets forth information concerning the composition of deposits:

	June 30,	December 31,	Increase (Decrease)
	2021	2020	Dollars	Percent

	(dollars in thousands)

Noninterest-bearing deposits	$800,118	$689,672	$110,446	16.0%
NOW accounts	249,949	218,526	31,423	14.4
Regular savings	1,123,123	998,994	124,129	12.4
Money market accounts	535,962	550,834	(14,872)	(2.7)
Term certificate accounts	566,312	614,884	(48,572)	(7.9)
Consumer and business deposits	3,275,464	3,072,910	202,554	6.6
Municipal deposits	302,256	321,938	(19,682)	(6.1)
Wholesale deposits	110,220	111,361	(1,141)	(1.0)
Total deposits	$3,687,940	$3,506,209	$181,731	5.2%

Reciprocal deposits	$45,012	$104,946	$(59,934)	(57.1)%

The growth in deposits was driven by an increase of $202.6 million in consumer and business deposits. Consumer and business deposit growth was primarily a response to marketing and promotions of retail products and customers maintaining liquidity due to market uncertainty as a result of the COVID-19 pandemic. At June 30, 2021, wholesale deposits included brokered deposits of $100.0 million and $10.2 million in certificates of deposits from institutional investors. We participate in a reciprocal deposit program that provides access to FDIC-insured deposit products in aggregate amounts exceeding the current limits for depositors. Total deposits included $45.0 million in reciprocal deposits. The wholesale deposits provide a channel for the Company to seek additional funding outside the Company’s core market.

Borrowings.   Total borrowings from the FHLB decreased $61.6 million, or 41.3%, to $87.5 million at June 30, 2021 from $149.1 million at December 31, 2020.

Stockholders’ equity.  Total stockholders’ equity was $705.5 million at June 30, 2021, compared to $696.3 million at December 31, 2020. During the second quarter, the Company completed a share repurchase program adopted September 3, 2020 to repurchase up to 2,920,900 shares of the Company’s common stock at an average cost of $11.32 per share. The Company adopted a second share repurchase program on April 16, 2021 to repurchase up to 2,790,903 shares of the Company’s common stock, or approximately 5% of the Company’s outstanding shares. The Company repurchased 418,452 shares at an average cost of $14.41 per share through June 30, 2021, under the second share repurchase program.

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2021 and 2020

HarborOne Bancorp, Inc. Consolidated

Overview.  Consolidated net income for the three and six months ended June 30, 2021 was $14.3 million and $33.7 million, respectively, compared to net income of $10.6 million and $15.3 million for the three and six months ended June 30, 2020, respectively.

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

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

	Three Months Ended June 30,
	2021			2020
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

	(dollars in thousands)

Interest-earning assets:
Investment securities (1)	$325,205	$793	0.98%	$240,025	$1,430	2.40%
Other interest-earning assets	397,979	136	0.14	222,840	239	0.43
Loans held for sale	115,240	852	2.97	119,047	988	3.34
Loans
Commercial loans (2)	2,152,105	22,079	4.11	1,872,349	18,196	3.91
Residential real estate loans (2)	1,064,481	9,747	3.67	1,123,896	11,811	4.23
Consumer loans (2)	205,856	2,280	4.44	372,929	3,963	4.27
Total loans	3,422,442	34,106	4.00	3,369,174	33,970	4.06
Total interest-earning assets	4,260,866	35,887	3.38	3,951,086	36,627	3.73
Noninterest-earning assets	339,438			334,452
Total assets	$4,600,304			$4,285,538
Interest-bearing liabilities:
Savings accounts	$1,118,494	461	0.17	$842,560	834	0.40
NOW accounts	231,075	41	0.07	187,560	33	0.07
Money market accounts	853,586	417	0.20	826,939	1,207	0.59
Certificates of deposit	589,964	1,229	0.84	730,756	3,472	1.91
Brokered deposits	100,000	154	0.62	66,701	259	1.56
Total interest-bearing deposits	2,893,119	2,302	0.32	2,654,516	5,805	0.88
FHLB advances	96,823	531	2.20	258,679	845	1.31
Subordinated debentures	34,080	524	6.17	33,951	524	6.21
Total borrowings	130,903	1,055	3.23	292,630	1,369	1.88
Total interest-bearing liabilities	3,024,022	3,357	0.45	2,947,146	7,174	0.98
Noninterest-bearing liabilities:
Noninterest-bearing deposits	784,521			585,715
Other noninterest-bearing liabilities	88,577			72,808
Total liabilities	3,897,120			3,605,669
Total equity	703,184			679,869
Total liabilities and equity	$4,600,304			$4,285,538
Tax equivalent net interest income		32,530			29,453
Tax equivalent interest rate spread (3)			2.93%			2.75%
Less: tax equivalent adjustment		—			6
Net interest income as reported		$32,530			$29,447
Net interest-earning assets (4)	$1,236,844			$1,003,940
Net interest margin (5)			3.06%			3.00%
Tax equivalent effect			—			—
Net interest margin on a fully tax equivalent basis			3.06%			3.00%
Ratio of interest-earning assets to interest-bearing liabilities	140.90%			134.06%

Supplemental information:
Total deposits, including demand deposits	$3,677,640	$2,302		$3,240,231	$5,805
Cost of total deposits			0.25%			0.72%
Total funding liabilities, including demand deposits	$3,808,543	$3,357		$3,532,861	$7,174
Cost of total funding liabilities			0.35%			0.82%

(1) Includes securities available for sale and securities held to maturity. Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21%. The yield on investments before tax equivalent adjustments was 2.40% for the quarter ended June 30, 2020.

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

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

	Six Months Ended June 30,
	2021			2020
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

	(dollars in thousands)

Interest-earning assets:
Investment securities (1)	298,430	1,378	0.93	257,828	3,252	2.54
Other interest-earning assets	289,853	214	0.15	204,730	998	0.98
Loans held for sale	154,117	2,176	2.85	90,297	1,565	3.48
Loans
Commercial loans (2)	2,156,566	42,859	4.01	1,760,008	36,319	4.15
Residential real estate loans (2)	1,074,332	20,087	3.77	1,112,036	23,355	4.22
Consumer loans (2)	229,304	5,020	4.41	394,123	8,321	4.25
Total loans	3,460,202	67,966	3.96	3,266,167	67,995	4.19
Total interest-earning assets	4,202,602	71,734	3.44	3,819,022	73,810	3.89
Noninterest-earning assets	403,990			324,323
Total assets	$4,606,592			$4,143,345
Interest-bearing liabilities:
Savings accounts	$1,088,822	998	0.18	$764,295	2,132	0.56
NOW accounts	221,731	78	0.07	173,130	64	0.07
Money market accounts	857,530	977	0.23	831,048	3,790	0.92
Certificates of deposit	598,977	2,673	0.90	762,819	7,829	2.06
Brokered deposits	100,000	296	0.60	79,445	683	1.73
Total interest-bearing deposits	2,867,060	5,022	0.35	2,610,737	14,498	1.12
FHLB advances	99,588	1,083	2.19	249,990	2,098	1.69
Subordinated debentures	34,063	1,047	6.20	33,935	1,047	6.20
Total borrowings	133,651	2,130	3.21	283,925	3,145	2.23
Total interest-bearing liabilities	3,000,711	7,152	0.48	2,894,662	17,643	1.23
Noninterest-bearing liabilities:
Noninterest-bearing deposits	745,613			502,668
Other noninterest-bearing liabilities	155,640			70,261
Total liabilities	3,901,964			3,467,591
Total equity	704,628			675,754
Total liabilities and equity	$4,606,592			$4,143,345
Tax equivalent net interest income		64,582			56,167
Tax equivalent interest rate spread (3)			2.96%			2.66%
Less: tax equivalent adjustment		—			20
Net interest income as reported		$64,582			$56,147
Net interest-earning assets (4)	$1,201,891			$924,360
Net interest margin (5)			3.10%			2.96%
Tax equivalent effect			—			—
Net interest margin on a fully tax equivalent basis			3.10%			2.96%
Ratio of interest-earning assets to interest-bearing liabilities	140.05%			131.93%

Supplemental information:
Total deposits, including demand deposits	$3,612,673	$5,022		$3,113,405	$14,498
Cost of total deposits			0.28%			0.94%
Total funding liabilities, including demand deposits	$3,746,324	$7,152		$3,397,330	$17,643
Cost of total funding liabilities			0.38%			1.04%

(1) Includes securities available for sale and securities held to maturity. Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21%. The yield on investments before tax equivalent adjustments was 2.52% for the six months ended June 30, 2020, respectively.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2021 v. 2020			2021 v. 2020
	Increase (Decrease) Due to Changes in		Total	Increase (Decrease) Due to Changes in		Total
	Volume	Rate	Increase (Decrease)	Volume	Rate	Increase (Decrease)

	(in thousands)

Interest-earning assets:
Investment securities	$399	$(1,036)	$(637)	$451	$(2,325)	$(1,874)
Other interest-earning assets	121	(224)	(103)	302	(1,086)	(784)
Loans held for sale	(31)	(105)	(136)	943	(332)	611
Loans
Commercial loans	2,674	1,209	3,883	8,253	(1,713)	6,540
Residential real estate loans	(588)	(1,476)	(2,064)	(787)	(2,481)	(3,268)
Consumer loans	(1,715)	32	(1,683)	(3,345)	44	(3,301)
Total loans	371	(235)	136	4,121	(4,150)	(29)
Total interest-earning assets	860	(1,600)	(740)	5,817	(7,893)	(2,076)
Interest-bearing liabilities:
Savings accounts	219	(592)	(373)	675	(1,809)	(1,134)
NOW accounts	8	—	8	14	—	14
Money market accounts	38	(828)	(790)	118	(2,931)	(2,813)
Certificates of deposit	(572)	(1,671)	(2,243)	(1,422)	(3,734)	(5,156)
Brokered deposit	95	(200)	(105)	145	(532)	(387)
Total interest-bearing deposits	(212)	(3,291)	(3,503)	(470)	(9,006)	(9,476)
FHLB advances	(359)	45	(314)	(1,017)	2	(1,015)
Subordinated debentures	1	(1)	—	—	—	—
Total borrowings	(358)	44	(314)	(1,017)	2	(1,015)
Total interest-bearing liabilities	(570)	(3,247)	(3,817)	(1,487)	(9,004)	(10,491)
Change in net interest income	$1,430	$1,647	$3,077	$7,304	$1,111	$8,415

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Interest and Dividend Income.    Interest and dividend income on a tax equivalent basis decreased $740,000, or 2.0%, to $35.9 million for the three months ended June 30, 2021, compared to $36.6 million for the three months ended June 30, 2020. All adjustable rate products were negatively impacted by the Federal Reserve cuts to the federal funds rate, and although loan origination volume remains strong, lower rates on loan originations also negatively impacted interest and dividend income. For the three months ended June 30, 2021, the components of the decrease were a $637,000 decrease investment income, a $136,000 decrease in interest on loans held for sale, and a $103,000 decrease in interest on other interest earning assets, partially offset by a $136,000 increase in interest on loans. The yield on investment securities decreased 142 basis points. The increase in interest income on loans reflected the $53.3 million, or 1.6%, increase in the average total loan balance, partially offset by a 6 basis points decrease in the average yield on loans. Commercial loans were the primary driver of the average balance growth and residential real estate loans were the primary driver of the decrease in yield . Loan interest income for the three months ended June 30, 2021 included $1.0 million in accretion income from the fair value discount on loans acquired from Coastway Bancorp, Inc., as compared to $1.3 million for the three months ended June 30, 2020. Loan interest income for the three months ended June 30, 2021 also includes $1.3 million in recognition of origination fees on the PPP loans as compared to $518,000 for the three months ended June 30, 2020. The decrease in interest on loans held for sale reflected a lower average balance due to a decrease in residential real estate mortgage loan demand.

Compared to the first six months of 2020, interest and dividend income decreased $2.1 million, or 2.8%, reflecting a $1.9 million decrease in investment income, a $784,000 decrease in other interest-earning assets income, and a $29,000 decrease in total loan income, partially offset by a $611,000 increase in income from loans held for sale. Average investments increased $40.6 million, however, the yield decreased 161 basis points, primarily as a result of accelerated amortization of premiums on mortgage-backed securities. The average of other interest-bearing assets increased $85.1 million, offset by a 83 basis point decrease in yield. The decrease in loan yield was largely offset by the increase in the average balances.

Interest Expense.    Interest expense decreased $3.8 million, or 53.2%, to $3.4 million for the three months ended June 30, 2021 from $7.2 million for the three months ended June 30, 2020. The decrease resulted from a $3.5 million decrease in interest expense on deposits and a $314,000 decrease in interest expense on FHLB borrowings. The decrease in interest expense on deposits reflected a 56-basis point decrease in the cost of interest-bearing deposits, partially offset by $238.6 million, or 9.0%, increase in the average balance of interest-bearing deposits. The cost of deposit funds was significantly impacted by falling rates and the deposit mix, as customers moved to more liquid options. The average balance of savings accounts increased $275.9 million, or 32.7%, and the average cost of savings accounts decreased 23 basis points. The cost of money market deposits decreased 39 basis points to 0.20% for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, and the average balance increased 3.2%. Average certificates of deposit decreased by $140.8 million, or 19.3%, and the cost of certificates of deposits was 0.62% for the second quarter of 2021 compared to 1.91% for the second quarter of 2020. The decrease in interest expense on FHLB advances resulted from a $161.9 million, or 62.6% decrease in average balances partially offset by a 89-basis point increase in the cost of FHLB advances.

Compared to the first six months of 2020, interest expense decreased $10.5 million, or 59.5%, to $7.2 million from $17.6 million reflecting similar trends discussed in the quarter over quarter results. Average interest bearing deposits increased $256.3 million, or 9.8%, and the cost of interest-bearing deposits decreased 77 basis points year over year. The decrease in interest expense on FHLB borrowings is due to the average balance decrease of $150.4 million, or 60.2%, partially offset by a 50 basis point increase in the cost of borrowed funds.

Net Interest and Dividend Income.    Net interest and dividend income on a tax equivalent basis increased $3.1 million, or 10.4%, to $32.5 million for the three months ended June 30, 2021 from $29.5 million for the three months ended June 30, 2020, primarily as a result of deposit account repricing and commercial loan growth. The tax equivalent net interest spread increased 18 basis points to 2.93% for the three months ended June 30, 2021 from 2.75% for the three months ended June 30, 2020, and net interest margin on a tax equivalent basis increased 6 basis points to 3.06% for the three months ended June 30, 2021 from 3.00% for three months ended June 30, 2020.

Compared to the first six months of 2020, net interest and dividend income increased $8.4 million, or 15.0%, to $64.6 million from $56.2 million. The tax equivalent net interest spread increased 30 basis points to 2.96% for the six months ended June 30, 2021 from 2.66% for the six months ended June 30, 2020, and net interest margin on a tax equivalent

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

basis also increased by 14 basis points to 3.10% for the six months ended June 30, 2021 from 2.96% for the six months ended June 30, 2020.

Income Tax Provision.    The provision for income taxes and effective tax rate for the three months ended June 30, 2021 was $5.6 million and 28.3%, respectively, compared to $3.7 million and 25.8%, respectively, for the three months ended June 30, 2020.

The provision for income taxes and effective tax rate for the six months ended June 30, 2021 was $13.2 million and 28.2%, respectively, compared to $5.4 million and 26.0%, respectively, for the six months ended June 30, 2020.

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

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The table below shows the results of operations for the Company’s segments, HarborOne Bank and HarborOne Mortgage, for the three and six months ended June 30, 2021 and 2020, and the increase or decrease in those results:

	HarborOne Bank				HarborOne Mortgage
	Three Months Ended				Three Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2021	2020	Dollars	Percent	2021	2020	Dollars	Percent

	(dollars in thousands)

Net interest and dividend income	$32,134	$29,139	$2,995	10.3%	$855	$739	$116	15.7%
Provision (credit) for loan losses	(4,286)	10,004	(14,290)	(142.8)	—	—	—	—
Net interest and dividend income, after provision (credit) for loan losses	36,420	19,135	17,285	90.3	855	739	116	15.7
Mortgage banking income:
Gain on sale of mortgage loans	—	—	—	—	14,262	30,862	(16,600)	(53.8)
Intersegment gain (loss)	(910)	(1,399)	489	35.0	910	1,399	(489)	(35.0)
Changes in mortgage servicing rights fair value	(419)	(490)	71	14.5	(2,133)	(621)	(1,512)	(243.5)
Other	276	346	(70)	(20.2)	3,799	3,703	96	2.6
Total mortgage banking income (loss)	(1,053)	(1,543)	490	31.8	16,838	35,343	(18,505)	(52.4)
Other noninterest income (loss)	5,898	4,788	1,110	23.2	20	(11)	31	281.8
Total noninterest income	4,845	3,245	1,600	49.3	16,858	35,332	(18,474)	(52.3)
Noninterest expense	24,128	25,218	(1,090)	(4.3)	14,101	18,212	(4,111)	(22.6)
Income (loss) before income taxes	17,137	(2,838)	19,975	703.8	3,612	17,859	(14,247)	(79.8)
Provision (benefit) for income taxes	4,863	27	4,836	NM	1,013	3,878	(2,865)	(73.9)
Net income (loss)	$12,274	$(2,865)	$15,139	528.4%	$2,599	$13,981	$(11,382)	(81.4)%

	HarborOne Bank				HarborOne Mortgage
	Six Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2021	2020	Dollars	Percent	2021	2020	Dollars	Percent

	(dollars in thousands)

Net interest and dividend income	$63,382	$55,649	$7,733	13.9%	$2,105	$1,020	$1,085	106.4%
Provision (credit) for loan losses	(4,195)	13,753	(17,948)	(130.5)	—	—	—	—
Net interest and dividend income, after provision (credit) for loan losses	67,577	41,896	25,681	61.3	2,105	1,020	1,085	106.4
Mortgage banking income:
Gain on sale of mortgage loans	—	—	—	—	39,064	43,140	(4,076)	(9.4)
Intersegment gain (loss)	(1,572)	(1,799)	227	12.6	1,572	1,799	(227)	(12.6)
Changes in mortgage servicing rights fair value	(133)	(1,660)	1,527	92.0	990	(3,838)	4,828	125.8
Other	576	697	(121)	(17.4)	8,014	5,695	2,319	40.7
Total mortgage banking income (loss)	(1,129)	(2,762)	1,633	59.1	49,640	46,796	2,844	6.1
Other noninterest income (loss)	10,989	13,314	(2,325)	(17.5)	12	(133)	145	109.0
Total noninterest income	9,860	10,552	(692)	(6.6)	49,652	46,663	2,989	6.4
Noninterest expense	48,591	49,506	(915)	(1.8)	32,158	28,790	3,368	11.7
Income before income taxes	28,846	2,942	25,904	880.5	19,599	18,893	706	3.7
Provision for income taxes	8,298	1,628	6,670	409.7	5,346	4,117	1,229	29.9
Net income	$20,548	$1,314	$19,234	1,463.8%	$14,253	$14,776	$(523)	(3.5)%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

HarborOne Bank Segment

Results of Operations for the Three and Six Months Ended June 30, 2021 and 2020

Net Income.    The Bank’s net income increased by $15.1 million to $12.3 million for the three months ended June 30, 2021 compared to a net loss of $2.9 million for the three months ended June 30, 2020. Pre-tax income was $17.1 million for the three months ended June 30, 2021, a $20.0 million increase from the three months ended June 30, 2020. The increase in pre-tax income reflects a $14.3 million decrease in the provision for loan losses, an increase of $3.0 million in net interest and dividend income, a $1.6 million increase in noninterest income, and a $1.1 million decrease in noninterest expense. The provision for income taxes increased $4.8 million.

Compared to the first six months of 2020, the Bank’s net income for the six months ended June 30, 2021 increased $19.2 million to $20.5 million from $1.3 million. Pre-tax income increased $25.9 million, or 880.5%, due to a $17.9 million decrease in provision for loan losses, a $7.7 million increase in net interest and dividend income and a $915,000 decrease in noninterest expense partially offset by a $692,000 decrease in noninterest income. The provision for income taxes increased $6.7 million.

Provision for Loan Losses.    The Bank recorded a reversal of provision for loan losses of $4.3 million and $4.2 million for three and six months ended June 30, 2021, respectively, as compared to a provision for loan losses of $10.0 million and $13.8 million, respectively, for the three and six months ended June 30, 2020. Changes in the provision for loan losses are based on management’s assessment of loan portfolio growth and composition changes, historical charge-off trends, and ongoing evaluation of credit quality and current economic conditions.

The provision for loan losses for the quarter ended June 30, 2021 included adjustments for our quarterly analysis of our historical and peer loss experience rates, commercial real estate loan growth, an increase of general reserve allocation of 5 basis points on jumbo residential mortgage loans, and a $1.5 million specific reserve on one commercial credit. Positive economic and pandemic trends also resulted in a $6.4 million negative provision for COVID-19. The provision for loan losses for the quarter ended June 30, 2020 included adjustments for our quarterly analysis of our historical and peer loss experience rates, commercial real estate loan growth, and a $5.7 million provision directly related to the estimate of inherent losses resulting from the impact of the COVID-19 pandemic.

In estimating the provision for the COVID-19 pandemic, management considered economic factors, including unemployment rates and the interest rate environment, the volume and dollar amount of requests for payment deferrals, and the loan risk profile of each loan type. Positive economic trends, vaccination rates, and COVID-19 cases, low delinquency levels, and status of deferred loans resulted in management reducing provisions related to the COVID-19 pandemic in the second quarter of 2021 with a reversal of provision of $6.4 million. There was no additional provisions provided for the COVID-19 pandemic for the first quarter of 2021. The additional provisions provided to each loan category for the three months ended June 30, 2020 amounted to allocations of $1.6 million to the residential real estate portfolio, $3.2 million to the commercial portfolio and $935,000 to the consumer portfolio

Net recoveries were $175,000 and $73,000 for the three and six months ended June 30, 2021 compared to net charge-offs of $286,000 and $1.7 million for the three and six months ended June 30, 2020. Net recoveries to average loans outstanding on an annualized basis for the three and six months ended June 30, 2021 were 0.02% and less than 0.01%, respectively, compared to net charge-offs to average loans outstanding of 0.03% and 0.10% for the three and six months ended June 30, 2020. The 2020 year-to-date charge-offs includes a $1.2 million commercial real estate charge-off on a loan acquired from Coastway, secured by a hotel property, in the amount of $3.1 million and whose credit deterioration was unrelated to the COVID-19 pandemic. At June 30, 2021, nonperforming assets were $32.7 million and nonperforming assets to total assets were 0.71% as compared to $38.6 million and 0.86%, respectively, at June 30, 2020.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Noninterest Income.    Total noninterest income was $4.8 million and $9.9 million for the three and six months ended June 30, 2021 compared to $3.2 million and $10.6 million for the respective prior year periods. The following table sets forth the components of noninterest income:

	Three Months Ended June 30,		Increase (Decrease)
	2021	2020	Dollars	Percent

	(dollars in thousands)

Intersegment loss	$(910)	$(1,399)	$489	35.0%
Secondary market loan servicing fees, net of guarantee fees	276	346	(70)	(20.2)
Changes in mortgage servicing rights fair value	(419)	(490)	71	14.5
Total mortgage banking loss	(1,053)	(1,543)	490	31.8%
Interchange fees	2,741	2,183	558	25.6
Other deposit account fees	1,805	786	1,019	129.6
Income on retirement plan annuities	106	103	3	2.9
Gain on sale and call of securities	—	8	(8)	(100.0)
Bank-owned life insurance income	508	554	(46)	(8.3)
Swap fee income	—	731	(731)	(100.0)
Other	738	423	315	74.5
Total noninterest income	$4,845	$3,245	$1,600	49.3%

	Six Months Ended June 30,		Increase (Decrease)
	2021	2020	Dollars	Percent

	(dollars in thousands)

Intersegment loss	$(1,572)	$(1,799)	$227	12.6%
Secondary market loan servicing fees, net of guarantee fees	576	697	(121)	(17.4)
Changes in mortgage servicing rights fair value	(133)	(1,660)	1,527	92.0
Total mortgage banking loss	(1,129)	(2,762)	1,633	59.1%
Interchange fees	5,151	4,176	975	23.3
Other deposit account fees	3,247	2,724	523	19.2
Income on retirement plan annuities	210	204	6	2.9
Gain on sale and call of securities	—	2,533	(2,533)	(100.0)
Bank-owned life insurance income	1,001	1,105	(104)	(9.4)
Swap fee income	295	1,142	(847)	(74.2)
Other	1,085	1,430	(345)	(24.1)
Total noninterest income	$9,860	$10,552	$(692)	(6.6)%

The primary reasons for the variances within the noninterest income categories shown in the preceding table are noted below:

●	The Bank records an intersegment loss on loans purchased from HarborOne Mortgage that is offset in consolidation. The Bank has purchased $198.6 million residential mortgage loans from HarborOne Mortgage during the six months ended June 30, 2021.
●	The change in the MSR fair value is consistent with the change in the 10-year Treasury Constant Maturity rate. As interest rates rise and prepayment speeds decrease, MSR fair value tends to increase. Conversely, when interest rates fall and prepayment speeds increase, MSR fair value tends to decrease. The 10-year Treasury Constant Maturity rate decreased 29 basis points for the three months ended June 30, 2021, negatively impacting the fair value of the mortgage servicing rights, resulting in a $112,000 negative fair value adjustment. Additionally, residential mortgage loan payoffs resulted in MSRs decreasing $307,000 for the three months ended June 30, 2021.

Conversely, during the six months ended June 30, 2021, the 10-year Treasury Constant Maturity rate increased 52 basis points from year end 2020 and positively impacted the fair value of the mortgage servicing rights in the amount

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

of $528,000. The year-to-date fair value increase was offset by residential loan payoffs that resulted in a $660,000 decrease in MSRs.

During the three and six months ended June 30, 2020, the 10-year Treasury Constant Maturity rate decreased 4 basis points and 126 basis points, respectively. The fair value decrease and the decrease as a result of residential mortgage loan payoffs for the three and six months ended June 30, 2020 totaled $490,000 and $1.7 million, respectively.

●	The increase in interchange fess and other deposit account fees reflects an increase in customer transaction activity as COVID-19 pandemic restrictions lifted and the reinstatement of the Bank’s normal deposit account fee schedule.
●	Swap fee income is collected and recorded at the time the swap contract is entered into and therefore income fluctuates as a function of the swap agreements entered into in a period.
●	The decrease in gain on sale of securities is the result of the sale of securities in the first quarter of 2020 with proceeds of $71.0 million.
●	The quarter-over-quarter increase in other income is due to a Corporate Capital Distribution from the NCUA of $256,000. The Corporate Capital Distribution is a partial return of a write-off required to be recorded by Coastway when it was a credit union. The year-over-year decrease in other income is due to a $551,000 VISA incentive fee for debit card volume recorded in the first quarter of 2020.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Noninterest Expense.    Total noninterest expense was $24.1 million and $48.6 million for the three and six months ended June 30, 2021, respectively, compared to $25.2 million and $49.5 million for the respective prior year periods. The following table sets forth the components of noninterest expense:

	Three Months Ended June 30,		Increase (Decrease)
	2021	2020	Dollars	Percent

	(dollars in thousands)

Compensation and benefits	$13,765	$13,254	$511	3.9%
Occupancy and equipment	3,839	3,298	541	16.4
Data processing expenses	2,210	2,189	21	1.0
Loan expenses	175	317	(142)	(44.8)
Marketing	782	1,010	(228)	(22.6)
Deposit expenses	338	461	(123)	(26.7)
Postage and printing	370	404	(34)	(8.4)
Professional fees	955	1,207	(252)	(20.9)
Foreclosed and repossessed assets	(47)	13	(60)	(461.5)
Deposit insurance	332	279	53	19.0
Other expenses	1,409	2,786	(1,377)	(49.4)
Total noninterest expense	$24,128	$25,218	$(1,090)	(4.3)%

	Six Months Ended June 30,		Increase (Decrease)
	2021	2020	Dollars	Percent

	(dollars in thousands)

Compensation and benefits	$26,928	$26,550	$378	1.4%
Occupancy and equipment	8,226	7,069	1,157	16.4
Data processing expenses	4,451	4,306	145	3.4
Loan expenses	605	499	106	21.2
Marketing	1,539	1,805	(266)	(14.7)
Deposit expenses	778	960	(182)	(19.0)
Postage and printing	724	857	(133)	(15.5)
Professional fees	1,885	2,111	(226)	(10.7)
Foreclosed and repossessed assets	(24)	138	(162)	(117.4)
Deposit insurance	652	550	102	18.5
Other expenses	2,827	4,661	(1,834)	(39.3)
Total noninterest expense	$48,591	$49,506	$(915)	(1.8)%

The primary reasons for the significant variances within the noninterest expense categories shown in the preceding table are noted below:

●	The increase in compensation and benefits primarily reflects merit increases and an increase in ESOP expense due to the increase in share price as compared to the prior periods.

●	The increase in occupancy expense reflects increases related to building maintenance and software related expense.

●	The decrease in other expenses is due to a $1.2 million and $1.5 million decrease in COVID-19 pandemic expenses for the three and six months ended June 30, 2021.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

HarborOne Mortgage Segment

Results of Operations for the Three and Six Months Ended June 30, 2021 and 2020

Net Income.   HarborOne Mortgage recorded net income of $2.6 million and $14.3 million for the three and six months ended June 30, 2021 as compared to net income of $14.0 million and $14.8 million for the prior year periods. HarborOne Mortgage segment’s results are heavily impacted by prevailing rates, refinancing activity and home sales.

Noninterest Income.    Total noninterest income was $16.9 million and $49.7 million for the three and six months ended June 30, 2021, respectively, as compared to $35.4 million and $47.1 million for the respective prior year periods. Noninterest income is primarily from mortgage banking income for which the following table provides further detail:

	Three Months Ended June 30,		Increase (Decrease)
	2021	2020	Dollars	Percent

	(dollars in thousands)

Gain on sale of mortgage loans	$14,262	$30,862	$(16,600)	(53.8)%
Intersegment gain	910	1,399	(489)	(35.0)
Processing, underwriting and closing fees	2,281	3,094	(813)	(26.3)
Secondary market loan servicing fees net of guarantee fees	1,518	609	909	149.3
Changes in mortgage servicing rights fair value	(2,133)	(621)	(1,512)	(243.5)
Total mortgage banking income	$16,838	$35,343	$(18,505)	(52.4)%

Originated mortgage servicing rights included in gain on sale of mortgage loans	$4,568	$3,813	$755	19.8%
Change in 10-year Treasury Constant Maturity rate in basis points	(29)	(4)

	Six Months Ended June 30,		Increase (Decrease)
	2021	2020	Dollars	Percent

	(dollars in thousands)

Gain on sale of mortgage loans	$39,064	$43,140	$(4,076)	(9.4)%
Intersegment gain	1,572	1,799	(227)	(12.6)
Processing, underwriting and closing fees	5,173	4,526	647	14.3
Secondary market loan servicing fees net of guarantee fees	2,841	1,169	1,672	143.0
Changes in mortgage servicing rights fair value	990	(3,838)	4,828	125.8
Total mortgage banking income	$49,640	$46,796	$2,844	6.1%

Originated mortgage servicing rights included in gain on sale of mortgage loans	$10,246	$4,091	$6,155	150.5%
Change in 10-year Treasury Constant Maturity rate in basis points	52	(126)

The primary reasons for the significant variances in the noninterest income category shown in the preceding table are noted below:

●	The change in the MSR fair value is consistent with the change in the 10-year Treasury Constant Maturity rate. As interest rates rise and prepayment speeds decrease, MSR fair value tends to increase. Conversely, when interest rates fall and prepayment speeds increase, MSR fair value tends to decrease. The 10-year Treasury Constant Maturity rate decreased 29 basis points for the three months ended June 30, 2021, negatively impacting the fair value of the mortgage servicing rights, resulting in a $939,000 negative fair value adjustment. Additionally, residential mortgage loan payoffs resulted in MSRs decreasing $1.2 million for the three months ended June 30, 2021.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Conversely, during the six months ended June 30, 2021, the 10-year Treasury Constant Maturity rate increased 52 basis points from year end 2020 and positively impacted the fair value of the mortgage servicing rights in the amount of $3.4 million. The year-to-date fair value increase was offset by residential loan payoffs that resulted in a $2.4 million decrease in MSRs.

During the three and six months ended June 30, 2020, the 10-year Treasury Constant Maturity rate decreased 4 basis points and 126 basis points, respectively. The fair value decrease and the decrease as a result of residential mortgage loan payoffs for the three and six months ended June 30, 2020 totaled $621,000 and $3.8 million, respectively.

●	Quarter-over-quarter the gain on sale of mortgages and processing, underwriting and closing fees decreased as loan closings decreased due to a decrease in refinancing activity. Year-over-year the gain on mortgage sales decreased as gain-on-sale margins narrowed in 2021.
●	The increase in the secondary market loan servicing fee net of guarantee fees reflects the increase in serviced mortgage loans from $2.27 billion at June 30, 2020 to $3.66 billion at June 30, 2021.

The following table provides additional loan production detail:

	Three Months Ended June 30,
	2021		2020
	Loan		Loan
	Amount	% of Total	Amount	% of Total

	(dollars in thousands)

Product Type
Conventional	$438,498	68.6%	$612,763	71.5%
Government	43,041	6.8	31,235	3.7
State Housing Agency	19,764	3.1	19,463	2.3
Jumbo	137,366	21.5	192,897	22.5
Seconds	145	0.0	157	—
Total	$638,814	100.0%	$856,515	100.0%

Purpose
Purchase	$298,162	46.7%	$233,041	27.2%
Refinance	331,055	51.8	608,777	71.1
Construction	9,597	1.5	14,697	1.7
Total	$638,814	100.0%	$856,515	100.0%

	Six Months Ended June 30,
	2021		2020
	Loan		Loan
	Amount	% of Total	Amount	% of Total

	(dollars in thousands)

Product Type
Conventional	$1,015,158	72.6%	$871,136	71.9%
Government	91,703	6.6	66,964	5.5
State Housing Agency	35,053	2.5	33,226	2.8
Jumbo	256,820	18.3	240,298	19.8
Seconds	264	0.0	272	—
Total	$1,398,998	99.9%	$1,211,896	100.0%

Purpose
Purchase	$520,088	37.2%	$376,734	31.1%
Refinance	863,689	61.7	814,103	67.2
Construction	15,221	1.1	21,059	1.7
Total	$1,398,998	100.0%	$1,211,896	100.0%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Noninterest Expense.    Total noninterest expense was $14.1 million and $32.2 million for the three and six months ended June 30, 2021 compared to $18.3 million and $29.1 million for the respective ,prior year periods. The following tables set forth the components of noninterest expense:

	Three Months Ended June 30,		Increase (Decrease)
	2021	2020	Dollars	Percent

	(dollars in thousands)

Compensation and benefits	$11,376	$14,317	$(2,941)	(20.5)%
Occupancy and equipment	805	838	(33)	(3.9)
Data processing expenses	128	88	40	45.5
Loan expenses	1,075	2,385	(1,310)	(54.9)
Marketing	49	47	2	4.3
Postage and printing	31	30	1	3.3
Professional fees	452	299	153	51.2
Other expenses	185	208	(23)	(11.1)
Total noninterest expense	$14,101	$18,212	$(4,111)	(22.6)%

	Six Months Ended June 30,		Increase (Decrease)
	2021	2020	Dollars	Percent

	(dollars in thousands)

Compensation and benefits	$25,638	$22,412	$3,226	14.4%
Occupancy and equipment	1,612	1,614	(2)	(0.1)
Data processing expenses	222	152	70	46.1
Loan expenses	3,080	3,456	(376)	(10.9)
Marketing	105	128	(23)	(18.0)
Postage and printing	69	70	(1)	(1.4)
Professional fees	1,061	561	500	89.1
Other expenses	371	397	(26)	(6.5)
Total noninterest expense	$32,158	$28,790	$3,368	11.7%

The primary reasons for the significant variances within the noninterest expense categories shown in the preceding table are noted below:

●	The quarter to date and year to date changes in compensation and benefits primarily reflects commission expense consistent with the changes in mortgage origination volumes.
●	Loan expense primarily is for expenses to originate loans and is generally consistent with mortgage origination volumes. The decrease year over year despite an increase in year over year closings reflects a decrease in the recourse reserve rate in 2021 as compared to 2020.
●	Professional fees increase primarily reflects expenses for outsourced quality control services and mortgage consulting services.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Asset Quality

The following table provides information with respect to our nonperforming assets, including TDRs, at the dates indicated. We did not have any accruing loans past due 90 days or more at the dates presented.

	June 30,	December 31,
	2021	2020

	(dollars in thousands)

Nonaccrual loans:
Residential real estate:
One- to four-family	$11,172	$11,611
Second mortgages and equity lines of credit	668	834
Commercial real estate	12,405	12,486
Commercial construction	—	—
Commercial and industrial	7,957	8,606
Consumer	232	564
Total nonaccrual loans (1)	32,434	34,101
Other real estate owned and repossessed assets:
One- to four-family residential real estate owned	297	297
Other repossessed assets	—	298
Total nonperforming assets	32,731	34,696
Performing troubled debt restructurings	10,185	11,652
Total nonperforming assets and performing troubled debt restructurings	$42,916	$46,348

Total nonperforming loans to total loans (2)	0.95%	0.98%
Total nonperforming assets and performing troubled debt restructurings to total assets	0.93%	1.03%
Total nonperforming assets to total assets	0.71%	0.77%

(1) $3.2 million and $3.6 million of troubled debt restructurings are included in total nonaccrual loans at June 30, 2021 and December 31, 2020 respectively
(2) Total loans are presented before allowance for loan losses, but include deferred loan origination costs (fees), net.

Income related to impaired loans included in interest income for the three months ended in June 30, 2021 and 2020, amounted to $326,000 and $254,000, respectively. Income related to impaired loans included in interest income for the six months ended June 30, 2021 and 2020, amounted to $744,000 and $583,000, respectively.

The Company utilizes a ten-grade internal loan rating system for commercial real estate, commercial construction and commercial loans. Loans not rated consist primarily of residential construction loans and certain smaller balance commercial real estate and commercial loans that are managed by exception.

The following table presents our risk rated loans considered classified or special mention in accordance with our internal risk rating system:

	June 30, 2021	December 31, 2020

	(in thousands)

Classified loans:
Substandard	$9,859	$16,535
Doubtful	10,503	4,557
Loss	—	—
Total classified loans	20,362	21,092
Special mention	17,244	17,796
Total criticized loans	$37,606	$38,888

None of the special mention assets at June 30, 2021 and December 31, 2020 were on nonaccrual.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

At June 30, 2021, our allowance for loan losses was $51.3 million, or 1.50% of total loans and 158.1% of nonperforming loans. At December 31, 2020, our allowance for loan losses was $55.4 million, or 1.59% of total loans and 162.4% of nonperforming loans. Nonperforming loans at June 30, 2021 were $32.4 million, or 0.95% of total loans, compared to $34.1 million, or 0.98% of total loans, at December 31, 2020. The allowance for loan losses is maintained at a level that represents management’s best estimate of losses in the loan portfolio at the balance sheet date; however, there can be no assurance that the allowance for loan losses will be adequate to cover losses which may be realized in the future or that additional provisions for loan losses will not be required.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	June 30, 2021			December 31, 2020
		% of			% of
		Allowance			Allowance
		Amount to	% of Loans		Amount to	% of Loans
		Total	in Category		Total	in Category
	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans

	(dollars in thousands)

Residential real estate:
One- to four-family	$4,598	8.97%	27.10%	$6,152	11.11%	26.58%
Second mortgages and equity lines of credit	698	1.36	3.90	1,072	1.93	4.17
Residential construction	138	0.27	1.00	195	0.35	0.89
Commercial real estate	32,991	64.34	45.70	34,765	62.76	44.39
Commercial construction	1,937	3.78	3.20	1,955	3.53	2.84
Commercial and industrial	8,059	15.72	13.70	5,311	9.59	13.29
Consumer	853	1.66	5.40	2,475	4.47	7.84
Total general and allocated allowance	49,274	96.10	100.00%	51,925	93.74	100.00%
Unallocated	1,999	3.90		3,470	6.26
Total	$51,273	100.00%		$55,395	100.00%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(dollars in thousands)

Allowance at beginning of period	$55,384	$26,389	$55,395	$24,060
Provision (credit) for loan losses	(4,286)	10,004	(4,195)	13,753
Charge offs:
Residential real estate:
One- to four-family	—	(52)	—	(52)
Second mortgages and equity lines of credit	—	—	—	—
Commercial Real Estate	(12)	—	(12)	(1,174)
Commercial and industrial	—	(280)	(186)	(577)
Consumer	(31)	(126)	(86)	(379)
Total charge-offs	(43)	(458)	(284)	(2,182)

Recoveries:
Residential real estate:
One- to four-family	118	129	144	143
Second mortgages and equity lines of credit	31	5	76	39
Commercial real estate	—	—	4	1
Commercial and industrial	10	—	18	219
Consumer	59	38	115	74
Total recoveries	218	172	357	476
Net (charge-offs) recoveries	175	(286)	73	(1,706)
Allowance at end of period	$51,273	$36,107	$51,273	$36,107
Total loans outstanding at end of period	$3,419,737	$3,474,022	$3,419,737	$3,474,022
Average loans outstanding	$3,422,442	$3,369,174	$3,460,202	$3,266,167
Allowance for loan losses as a percent of total loans outstanding at end of period	1.50%	1.04%	1.50%	1.04%
Annualized net loans charged off as a percent of average loans outstanding	(0.02)%	0.03%	(0.00)%	0.10%
Allowance for loan losses to nonperforming loans at end of period	158.08%	94.86%	158.08%	94.86%

We recorded a reversal of provision for loan losses of $4.3 million and $4.2 million for the three and six months ended June 30, 2021, respectively, compared to provision of $10.0 million and $13.8 million for the three and six months ended June 30, 2020, respectively. Changes in the provision for loan losses are based on management’s assessment of loan portfolio growth and composition changes, historical charge-off trends, and ongoing evaluation of credit quality and current economic conditions.

The provision for loan losses for the quarter ended June 30, 2021 included adjustments for our quarterly analysis of our historical and peer loss experience rates, commercial real estate loan growth, an increase of general reserve allocation of 5 basis points on jumbo residential mortgage loans, and a $1.5 million specific reserve on one commercial credit. Positive economic and pandemic trends also resulted in a $6.4 million negative provision for COVID-19. The provision for loan losses for the quarter ended June 30, 2020 includes adjustments for our quarterly analysis of our historical and peer loss experience rates, commercial real estate loan growth, and a $5.7 million provision directly related to the estimate of inherent losses resulting from the impact of the COVID-19 pandemic.

In estimating the provision for the COVID-19 pandemic, management considered economic factors, including unemployment rates and the interest rate environment, the volume and dollar amount of requests for payment deferrals, and the loan risk profile of each loan type. Positive economic trends, vaccination rates, and COVID-19 cases, low delinquency levels, and status of deferred loans resulted in management reducing provisions related to the COVID-19 pandemic in the second quarter of 2021 with a reversal of provision of $6.4 million. There was no additional provisions provided for the COVID-19 pandemic for the first quarter of 2021. During the first six months of 2020, additional provisions provided for the COVID-19 pandemic amounted to $7.2 million.

.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Net recoveries totaled $175,000 and $73,000 for the three and six months ended June 30, 2021. Net charge-offs totaled $286,000, or 0.03% of average loans outstanding on an annualized basis and $1.7 million, or 0.10% of average loans outstanding on an annualized basis, for the three and six months ended June 30, 2020.

Credit quality performance has remained strong with total nonperforming assets of $32.7 million at June 30, 2021, compared to $38.6 million at June 30, 2020. Nonperforming assets as a percentage of total assets were 0.71% at June 30, 2021 and 0.86% at June 30, 2020.

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

The table below sets forth, as of June 30, 2021, the net interest income simulation results that estimate the impact of interest rate changes on the Company’s estimated net interest income over one year:

June 30, 2021
Change in Net Interest Income
Changes in Interest Rates	Year One
(basis points) (1)	(% change from year one base)
+300	14.0%
-100	(10.6)%

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

The table below sets forth, as of June 30, 2021, the estimated changes in the EVE that would result from an instantaneous parallel shift in interest rates. Computations of prospective effects of hypothetical interest rate changes are

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

At June 30, 2021
				EVE as a Percentage of Economic
		Estimated Increase (Decrease)		Value of Assets
Changes in Interest Rates	Estimated	in EVE			Changes in
(basis points) (1)	EVE	Amount	Percent	EVE Ratio (2)	Basis Points
(dollars in thousands)

+ 300	$822,720	$14,080	1.7%	19.2%	1.8
+ 200	879,300	70,660	8.7	19.8	2.4
+ 100	876,875	68,235	8.4	19.2	1.8
0	808,640	—	—	17.4	—
- 100	668,304	(140,337)	(17.4)	14.1	(3.3)

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

The objective of our liquidity risk management process is to manage cash flow and liquidity in an effort to provide continuous access to sufficient, reasonably priced funds.  Funding requirements are impacted by loan originations and refinancings, deposit balance changes, liability issuances and settlements, and off-balance sheet funding commitments. We consider and comply with various regulatory guidelines regarding required liquidity levels and periodically monitor our liquidity position in light of the changing economic environment and customer activity.  Based on periodic liquidity assessments, we may alter our asset, liability, and off-balance sheet positions.  Management regularly adjusts our investments in liquid assets based upon an assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and securities, and (iv) the objectives of our interest rate risk and investment policies.

We have access to immediate liquid resources in the form of cash which is primarily on deposit with the Federal Reserve Bank of Boston (“FRB”). Potential sources of liquidity also include investment securities in our available-for-sale securities portfolio and our ability to sell loans in the secondary market. Our core deposits have historically provided us with a long-term source of stable and relatively lower cost source of funding. Additional funding is available through the issuance of long-term debt or equity.

Maturities and payments on outstanding loans and investment securities also provide a steady flow of funds. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the FHLB and FRB. As of June 30, 2021, we had additional borrowing capacity of $764.1 million from the FHLB and $65.4 million from the FRB based on the amount of collateral pledged. We also have additional borrowing capacity under a $25.0 million unsecured federal funds line with a correspondent bank.

We continued our focus on maintaining a strong liquidity position throughout the first six months of 2021. As of June 30, 2021, cash and cash equivalents were $415.6 million, the carrying value of our available-for-sale investment securities was $353.8 million, and total deposits were $3.69 billion as of June 30, 2021.

The Company and the Bank are subject to various regulatory capital requirements. At June 30, 2021, the Company and the Bank exceeded all regulatory capital requirements and were considered “well capitalized” under regulatory guidelines. See Note 13 to our unaudited interim Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Off-Balance Sheet Arrangements, Credit Commitments, and Contractual Obligations

At June 30, 2021, we had outstanding commitments to originate loans of $412.9 million and unadvanced funds on loans of $525.7 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2021 totaled $593.8 million. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may use FHLB advances, brokered deposits, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

There are no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. For additional information on financial instruments with off-balance sheet risk see Note 10 of the unaudited interim Consolidated Financial Statements included in Part I, item I of this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is included in Part I, Item 2 of this Quarterly Report on Form 10-Q under the heading “Management of Market Risk.”

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of June 30, 2021. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well-designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the quarter ended June 30, 2021, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)	Unregistered Sales of Equity Securities. None

b)	Use of Proceeds. None

c)	Repurchase of Equity Securities.

	Issuer Purchases of Equity Securities

	Total Number
	of Shares	Average Price
Index	Purchased	Paid Per Share
April 1 to April 30, 2021	53,601	$13.51
May 1 to May 31, 2021	212,050	14.74
June 1 to June 30, 2021	227,488	14.41
Total	493,139	$14.45

During the second quarter of 2021, the Company completed a share repurchase program adopted September 3, 2020 to repurchase 2,920,900 shares of the Company’s common stock at an average cost of $11.32 per share. The Company adopted a second share repurchase program on April 16, 2021 to repurchase up to 2,790,903 shares of the Company’s common stock, or approximately 5% of the Company’s outstanding shares. The Company repurchased 418,452 shares at an average cost of $14.41 per share through June 30, 2021, under the second share repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed in the Exhibit Index are included in, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (and are numbered in accordance with Item 601 of Regulation S-K):

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2021 and 2020 (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2021 and 2020, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2021 and 2020, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020, and (vi) the Notes to the unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)

*Filed herewith

**Furnished herewith

† Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HarborOne Bancorp, Inc.

Date: August 5, 2021	By:	/s/ James W. Blake
James W. Blake
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 5, 2021	By:	/s/ Linda H. Simmons
Linda H. Simmons
Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)