Form 10-Q
period 2021-09-30
HarborOne Bancorp, Inc.
filed 2021-11-04
CIK 1769617

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 1, 2021, there were 53,228,410 shares of the Registrant’s common stock, par value $0.01 per share, outstanding

HarborOne Bancorp, Inc.

Consolidated Balance Sheets (unaudited)

	September 30,	December 31,
(in thousands, except share data)	2021	2020

Assets
Cash and due from banks	$42,589	$31,777
Short-term investments	277,050	174,093
Total cash and cash equivalents	319,639	205,870

Securities available for sale, at fair value	390,552	276,498
Federal Home Loan Bank stock, at cost	6,828	8,738
Asset held for sale	881	—
Loans held for sale, at fair value	77,052	208,612
Loans	3,457,744	3,494,642
Less: Allowance for loan losses	(47,988)	(55,395)
Net loans	3,409,756	3,439,247
Accrued interest receivable	10,880	11,874
Other real estate owned and repossessed assets	28	595
Mortgage servicing rights, at fair value	36,540	24,833
Property and equipment, net	50,480	49,580
Retirement plan annuities	14,065	13,747
Bank-owned life insurance	89,466	87,950
Goodwill	69,802	69,802
Intangible assets	3,399	4,370
Other assets	87,726	81,899
Total assets	$4,567,094	$4,483,615

Liabilities and Stockholders' Equity
Deposits:
Demand deposit accounts	$756,917	$689,672
NOW accounts	300,577	218,584
Regular savings and club accounts	1,144,595	998,994
Money market deposit accounts	832,441	866,661
Term certificate accounts	659,850	732,298
Total deposits	3,694,380	3,506,209
Short-term borrowed funds	—	35,000
Long-term borrowed funds	55,720	114,097
Subordinated debt	34,128	34,033
Mortgagors' escrow accounts	8,412	7,736
Accrued interest payable	567	1,262
Other liabilities and accrued expenses	93,855	88,964
Total liabilities	3,887,062	3,787,301

Commitments and contingencies (Notes 9 and 10)

Common stock, $0.01 par value; 150,000,000 shares authorized; 59,083,187 and 58,834,970 shares issued; 53,232,110 and 57,205,458 shares outstanding at September 30, 2021 and December 31, 2020, respectively	585	584
Additional paid-in capital	468,526	464,176
Retained earnings	315,683	277,312
Treasury stock, at cost, 5,851,077 and 1,629,512 shares at September 30, 2021 and December 31, 2020, respectively	(73,723)	(16,644)
Accumulated other comprehensive income	(1,118)	2,185
Unearned compensation - ESOP	(29,921)	(31,299)
Total stockholders' equity	680,032	696,314
Total liabilities and stockholders' equity	$4,567,094	$4,483,615

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2021	2020	2021	2020

Interest and dividend income:
Interest and fees on loans	$33,680	$34,496	$101,646	$102,491
Interest on loans held for sale	665	1,060	2,841	2,625
Interest on taxable securities	1,293	1,312	2,671	4,446
Interest on non-taxable securities	—	5	—	103
Other interest and dividend income	170	175	384	1,173
Total interest and dividend income	35,808	37,048	107,542	110,838

Interest expense:
Interest on deposits	2,050	4,520	7,072	19,018
Interest on FHLB borrowings	431	835	1,514	2,933
Interest on subordinated debentures	524	524	1,571	1,571
Total interest expense	3,005	5,879	10,157	23,522

Net interest and dividend income	32,803	31,169	97,385	87,316
Provision (credit) for loan losses	(1,627)	13,454	(5,822)	27,207

Net interest and dividend income, after provision (credit) for loan losses	34,430	17,715	103,207	60,109

Noninterest income:
Mortgage banking income:
Gain on sale of mortgage loans	12,756	34,055	51,820	77,195
Changes in mortgage servicing rights fair value	(992)	(193)	(135)	(5,691)
Other	3,882	4,258	12,472	10,650
Total mortgage banking income	15,646	38,120	64,157	82,154
Deposit account fees	4,658	3,451	13,056	10,351
Income on retirement plan annuities	108	104	318	308
Gain on sale and call of securities, net	241	—	241	2,533
Bank-owned life insurance income	515	560	1,516	1,665
Other income	842	2,203	2,234	4,642
Total noninterest income	22,010	44,438	81,522	101,653

Noninterest expense:
Compensation and benefits	24,760	29,839	77,360	78,493
Occupancy and equipment	4,765	4,581	14,723	13,296
Data processing	2,205	2,119	6,910	6,576
Loan expenses	1,323	3,166	5,008	7,121
Marketing	880	817	2,524	2,750
Deposit expenses	431	475	1,209	1,435
Postage and printing	396	455	1,215	1,386
Professional fees	1,362	1,458	4,432	4,204
Prepayment penalties on Federal Home Loan Bank advances	1,095	—	1,095	—
Foreclosed and repossessed assets	(308)	27	(332)	165
Deposit insurance	341	310	993	860
Other expenses	2,024	2,452	5,537	8,350
Total noninterest expense	39,274	45,699	120,674	124,636

Income before income taxes	17,166	16,454	64,055	37,126

Income tax provision	4,907	4,561	18,128	9,934

Net income	$12,259	$11,893	$45,927	$27,192

Earnings per common share:
Basic	$0.25	$0.22	$0.89	$0.50
Diluted	$0.24	$0.22	$0.88	$0.50
Weighted average shares outstanding:
Basic	49,801,123	54,465,339	51,362,252	54,436,090
Diluted	50,663,415	54,465,339	52,094,749	54,436,090

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020

Net income	$12,259	$11,893	$45,927	$27,192
Other comprehensive income:

Unrealized gain/loss on cash flow hedge:
Unrealized holding gains (losses)	22	32	1,392	(1,581)
Reclassification adjustment for net losses (gains) included in net income	140	82	373	(67)
Net change in unrealized gains (losses) on derivatives in cash flow hedging instruments	162	114	1,765	(1,648)
Related tax effect	(46)	(32)	(494)	461
Net-of-tax amount	116	82	1,271	(1,187)

Unrealized gain/loss on securities available for sale:
Unrealized holding (losses) gains	(2,406)	(1,335)	(5,626)	4,212
Reclassification of unrealized gain on securities transferred to available for sale	—	—	—	522
Reclassification adjustment for net realized gains	(241)	—	(241)	(2,533)
Net unrealized (losses) gains	(2,647)	(1,335)	(5,867)	2,201
Related tax effect	584	132	1,293	(718)
Net-of-tax amount	(2,063)	(1,203)	(4,574)	1,483

Total other comprehensive (loss) income	(1,947)	(1,121)	(3,303)	296

Comprehensive income	$10,312	$10,772	$42,624	$27,488

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

						Accumulated
	Common Stock		Additional		Treasury	Other	Unearned	Total
	Outstanding		Paid-in	Retained	Stock,	Comprehensive	Compensation	Stockholders'
(in thousands, except share data)	Shares	Amount	Capital	Earnings	at Cost	Income (Loss)	- ESOP	Equity

Balance at June 30, 2020	58,418,021	$584	$462,881	$251,032	$(721)	$2,897	$(32,218)	$684,455

Comprehensive income	—	—	—	11,893	—	(1,121)	—	10,772
Dividends declared of $0.03 per share	—	—	—	(1,621)	—	—	—	(1,621)
ESOP shares committed to be released (57,680 shares)	—	—	33	—	—	—	459	492
Restricted stock awards forfeited	(8,679)	—	—	—	—	—	—	—
Share-based compensation expense	—	—	617	—	—	—	—	617
Treasury stock purchased	(66,878)	—	—	—	(612)	—	—	(612)

Balance at September 30, 2020	58,342,464	$584	$463,531	$261,304	$(1,333)	$1,776	$(31,759)	$694,103

Balance at June 30, 2021	55,735,623	$585	$467,194	$305,831	$(38,588)	$829	$(30,380)	$705,471

Comprehensive income (loss)	—	—	—	12,259	—	(1,947)	—	10,312
Dividends declared of $0.05 per share	—	—	—	(2,407)	—	—	—	(2,407)
ESOP shares committed to be released (57,680 shares)	—	—	340	—	—	—	459	799
Restricted stock awards forfeited	(3,000)	—	—	—	—	—	—	—
Share-based compensation expense	—	—	992	—	—	—	—	992
Treasury stock purchased	(2,500,513)	—	—	—	(35,135)	—	—	(35,135)

Balance at September 30, 2021	53,232,110	$585	$468,526	$315,683	$(73,723)	$(1,118)	$(29,921)	$680,032

HarborOne Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

						Accumulated
	Common Stock		Additional		Treasury	Other	Unearned	Total
	Outstanding		Paid-in	Retained	Stock,	Comprehensive	Compensation	Stockholders'
(in thousands, except share data)	Shares	Amount	Capital	Earnings	at Cost	Income (Loss)	- ESOP	Equity

Balance at December 31, 2019	58,418,021	$584	$460,232	$237,356	$(721)	$1,480	$(33,137)	$665,794

Comprehensive income	—	—	—	27,192	—	296	—	27,488
Dividends declared of $0.06 per share	—	—	—	(3,244)	—	—	—	(3,244)
ESOP shares committed to be released (173,042 shares)	—	—	156	—	—	—	1,378	1,534
Restricted stock awards forfeited	(8,679)	—	—	—	—	—	—	—
Share-based compensation expense	—	—	3,143	—	—	—	—	3,143
Treasury stock purchased	(66,878)	—	—	—	(612)	—	—	(612)

Balance at September 30, 2020	58,342,464	$584	$463,531	$261,304	$(1,333)	$1,776	$(31,759)	$694,103

Balance at December 31, 2020	57,205,458	$584	$464,176	$277,312	$(16,644)	$2,185	$(31,299)	$696,314

Comprehensive income(loss)	—	—	—	45,927	—	(3,303)	—	42,624
Dividends declared of $0.15 per share	—	—	—	(7,556)	—	—	—	(7,556)
ESOP shares committed to be released (173,042 shares)	—	—	955	—	—	—	1,378	2,333
Restricted stock awards granted, net of forfeitures	185,377	—	—	—	—	—	—	—
Share-based compensation expense	—	—	2,753	—	—	—	—	2,753
Stock option exercised	62,840	1	642	—	—	—	—	643
Treasury stock purchased	(4,221,565)	—	—	—	(57,079)	—	—	(57,079)

Balance at September 30, 2021	53,232,110	$585	$468,526	$315,683	$(73,723)	$(1,118)	$(29,921)	$680,032

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in thousands)	2021	2020

Cash flows from operating activities:
Net income	$45,927	$27,192
Adjustments to reconcile net income to net cash used by operating activities:
(Credit) provision for loan losses	(5,822)	27,207
Net amortization of securities premiums/discounts	3,098	1,371
Proceeds from sale of loans	1,826,818	1,715,878
Loans originated for sale	(1,625,647)	(1,712,957)
Net (accretion) amortization of net deferred loan costs/fees and premiums	(1,881)	984
Depreciation and amortization of premises and equipment	3,406	2,997
Change in mortgage servicing rights fair value	135	5,691
Mortgage servicing rights capitalized	(11,842)	(8,700)
Accretion of fair value adjustment on loans and deposits, net	(2,817)	(2,848)
Amortization of other intangible assets	971	1,341
Amortization of subordinated debt issuance costs	95	95
Gain on sale and call of securities, net	(241)	(2,533)
Net gains on mortgage loan sales, including fair value adjustments	(69,611)	(82,741)
Bank-owned life insurance income	(1,516)	(1,665)
Income on retirement plan annuities	(318)	(308)
Disposal of asset held for sale	—	8,536
Net loss on disposal of premises and equipment	—	101
Net (gain) loss on sale and write-down of other real estate owned and repossessed assets	(215)	57
ESOP expense	2,333	1,534
Share-based compensation expense	2,753	3,143
Increase in operating lease right-of-use assets	(2,053)	—
Increase in operating lease liabilities	2,436	—
Change in other assets	21,567	(39,116)
Change in other liabilities	(20,360)	30,940
Net cash provided (used) by operating activities	167,216	(23,801)

Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	124,307	69,870
Purchases	(286,406)	(153,747)
Sales	39,321	67,586
Activity in securities held to maturity:
Maturities, prepayment and calls	—	432
Sales	—	4,759
Net redemption of FHLB stock	1,910	5,490
Participation-in loan purchases	(30,742)	(21,994)
Net loan payments (originations)	70,452	(322,973)
Proceeds from sale of other real estate owned and repossessed assets	1,455	855
Additions to property and equipment	(5,187)	(4,546)
Net cash used by investing activities	(84,890)	(354,268)

(continued)

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in thousands)	2021	2020

Cash flows from financing activities:
Net increase in deposits	187,799	422,436
Net change in short-term borrowed funds	(35,000)	(88,000)
Proceeds from other borrowed funds and subordinated debt	3,400	40,000
Repayment of other borrowed funds	(61,777)	(70,026)
Net change in mortgagors' escrow accounts	676	1,926
Proceeds from exercise of stock options	643	—
Treasury stock purchased	(57,079)	(612)
Dividends paid	(7,219)	(1,753)
Net cash provided by financing activities	31,443	303,971

Net change in cash and cash equivalents	113,769	(74,098)

Cash and cash equivalents at beginning of period	205,870	211,616

Cash and cash equivalents at end of period	$319,639	$137,518

Supplemental cash flow information:
Interest paid on deposits	$7,079	$19,282
Interest paid on borrowed funds	3,728	5,146
Income taxes paid, net	18,715	13,040
Transfer of loans to other real estate owned and repossessed assets	673	1,093
Transfer of securities held to maturity to available for sale, fair value	—	22,051
Transfer of asset to assets held for sale	881	—
Dividends declared	7,556	3,244

Supplemental disclosure related to adoption of ASU 2016-02, detailed in Note 1:
ROU asset	$23,189	$—
Operating lease liabilities	24,370	—

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

The unaudited interim Consolidated Financial Statements include the accounts of the Company; the Company’s subsidiaries, Legion Parkway Company LLC (a security corporation) and HarborOne Bank (the “Bank”); and the Bank’s wholly-owned subsidiaries, which consist of HarborOne Mortgage, LLC (“HarborOne Mortgage”), a passive investment corporation, and two security corporations. The passive investment corporation maintains and manages certain assets of the Bank. The security corporations were established for the purpose of buying, holding and selling securities on their own behalf. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The Company’s primary deposit products are checking, money market, savings, and term certificate of deposit accounts, while its primary lending products are commercial real estate, commercial, residential mortgages, home equity, and consumer loans. The Company also originates, sells and services residential mortgage loans through HarborOne Mortgage.

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

The fiscal stimulus and relief programs have been an effective mitigant to credit losses in the near term and significant progress has been made in combating COVID-19; however, once these programs are discontinued, the severity of potential losses is uncertain and depends on numerous factors and future developments. And while macroeconomic conditions have stabilized as of September 30, 2021, if there is a resurgence in the virus, the Company could experience a material adverse effect on its business, financial condition, results of operations and cash flows. Effects may include:

●	Net interest income could be reduced. In accordance with regulatory guidance, the Company worked with borrowers impacted by the COVID-19 pandemic to defer payments. While interest will continue to be recognized in accordance with GAAP, should eventual credit losses on these deferments emerge, interest

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

income would be negatively impacted. At September 30, 2021, $7.9 million in loans were in an active deferral period and $1.5 million in loans with an expired deferral period were delinquent more than 30 days.
●	Continued uncertainty regarding the severity and duration of the COVID-19 pandemic and the related economic effects on credit quality could continue to affect the accounting for loan losses. Although credit quality has not been a severely impacted so far, it is possible that asset quality could worsen, and loan charge-offs could increase as government aid expires or if new variants result in renewed business restrictions. The Bank participated in the U.S. Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) providing loans to small businesses negatively impacted by the COVID-19 pandemic. PPP loans are fully guaranteed by the U.S. government and continue to be forgiven. As of September 30, 2021, PPP loans amounted to $54.3 million and there was $2.1 million of deferred processing fee income. We expect to complete the forgiveness process on most of the remaining PPP loans by year end.
●	Noninterest income could be reduced. Uncertainty regarding the severity and duration of the COVID-19 pandemic could cause further volatility in the financial markets. The COVID-19 pandemic and the measures taken to control its spread may disrupt the mortgage loan origination process. Mortgage banking revenues are dependent on mortgage origination volume and are sensitive to interest rates and the condition of housing markets.
●	Valuation and fair value measurement challenges may occur. Changes in the COVID-19 pandemic could cause a decline in the Company’s stock price or other triggering events could occur that would cause management to perform a goodwill impairment test that may result in an impairment charge being recorded to earnings for that period.

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

The Company adopted ASU 2016-02 on January 1, 2021, which requires lessees to recognize most leases on their balance sheet. Lessor accounting is largely unchanged. ASU 2016-02 requires both quantitative and qualitative disclosures regarding key information about lease arrangements from both lessees and lessors. The Company elected the effective date transition method utilizing the adoption date as the first date of application of the revised guidance. As a result, prior period amounts have not been restated. Upon adoption, the Company elected certain transitional practical expedients offered through the guidance, including the “package of practical expedients” whereby it did not reassess (i) whether any expired or existing contracts contain leases, (ii) the lease classification of any expired or existing leases, and (iii) initial direct costs for any existing leases, which resulted in the Company not recognizing a cumulative effect adjustment to retained earnings. Management evaluated the leasing contracts and activities and developed methodologies and processes to estimate and account for the right-of-use (“ROU”) assets and lease liabilities for building leases based on the present value of future lease payments. On January 1, 2021, the Company recorded right-of-use (“ROU”) assets, included in other assets, and lease liabilities, included in other liabilities, totaling $23.2 million and $24.4 million, respectively. The impact to capital ratios as a result of increased risk-weighted assets was immaterial. The adoption of this guidance did not result in a material change to lessee expense recognition.

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

At September 30, 2021, the Company had no finance lease ROU assets or lease liabilities. For operating leases, total lease cost is comprised of lease expense, short-term lease cost, and variable lease cost. Lease expense includes future minimum lease payments, which are recognized on a straight-line basis over the lease term, as well as common area maintenance charges, real estate taxes, insurance and other expenses, where applicable, which are expensed as incurred. Total lease cost for operating leases is recorded in occupancy and equipment noninterest expense. See Note 11, Operating Lease Right-of-Use Assets and Liabilities, for further information.

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

ASUs not yet Adopted

ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. These provisions apply to contract modifications that reference the London InterBank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. Qualifying modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate and the modification would be considered “minor” so that any existing unamortized deferred loan origination fees and costs would carry forward and continue to be amortized. Qualifying modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. ASU 2020-04 also provides numerous optional expedients for hedge accounting. In January 2020, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which clarifies the scope of Topic 848 to include derivative instruments impacted by the discounting transition. ASU 2020-04 is effective as of March 12, 2020 through December 31, 2022, with adoption permitted as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected, the amendments must be applied prospectively for all eligible contract modifications. The Company has formed a cross functional working group to create a framework to manage the transition from the LIBOR reference rate and establish a timeline for key decisions and actions. The working group is assessing the impacts of this transition and exploring alternative reference rates to use in place of LIBOR for various financial instruments, primarily related to our variable-rate loans and our interest rate swap derivatives that are indexed to LIBOR and is evaluating the effect that this ASU will have on the Company’s consolidated financial statements.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

ASU 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes. The amendments in this ASU are intended to simplify the accounting for income taxes. ASU 2019-12 is effective for public companies for fiscal years beginning after December 15, 2020, with early adoption permitted. For all other entities the guidance is effective for fiscal years beginning after December 15, 2021. Certain provisions under ASU 2019-12 require prospective application, some require modified retrospective application through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, while other provisions require retrospective application to all periods presented in the consolidated financial statements upon adoption. The Company expects to adopt ASU 2019-12 on December 31, 2021 and it is not expected to have a material impact on the Company’s consolidated financial statements.

ASU 2016-13, Financial Instruments—Credit Losses (Topic 326). Commonly referred to as “CECL,” this guidance requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. The ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. For public entities that are SEC filers, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. For non-public entities, this ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. With the passage of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), the option to delay CECL was provided until the earlier of the national health emergency being declared over or December 31, 2020. The Consolidated Appropriations Act passed on December 27, 2020 provided the option of postponing adoption of the standard until the earlier of the end of the national emergency declaration related to the COVID-19 pandemic or December 31, 2022. The Company continues to evaluate the impact of this ASU on the consolidated financial statements and disclosures. The Company has formed a cross functional working group and selected a third-party vendor to assist with the application of this ASU. The working group has an implementation plan that includes assessment and documentation of processes, internal controls, data sources and model development, documentation and model validation. The Company expects to adopt the ASU on January 1, 2022.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

2.	DEBT SECURITIES

The amortized cost and fair value of securities with gross unrealized gains and losses is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)

September 30, 2021:
Securities available for sale
U.S. government and government-sponsored enterprise obligations	$38,155	$—	$426	$37,729
U.S. government agency and government-sponsored residential mortgage-backed securities	345,737	1,355	2,983	344,109
U.S. government-sponsored collateralized mortgage obligations	4,543	152	—	4,695
SBA asset-backed securities	3,882	137	—	4,019
Total securities available for sale	$392,317	$1,644	$3,409	$390,552

December 31, 2020:
Securities available for sale
U.S. government and government-sponsored enterprise obligations	$5,002	$93	$—	$5,095
U.S. government agency and government-sponsored residential mortgage-backed securities	234,819	3,113	305	237,627
U.S. government-sponsored collateralized mortgage obligations	16,326	330	—	16,656
SBA asset-backed securities	16,249	871	—	17,120
Total securities available for sale	$272,396	$4,407	$305	$276,498

In February 2020, with the intention to reduce credit risk in the investment portfolio and to support the Bank’s credit risk policy, the Bank executed the sale of six held-to-maturity investments. The securities had a total amortized cost of $4.5 million and a $357,000 gain on sale was recorded during the three months ended March 31, 2020. As a result, the remaining held-to-maturity securities, with an amortized cost of $21.5 million and an unrealized gain of approximately $522,000, were transferred to the available for sale category at a fair value of $22.1 million.

Sixteen mortgage-backed securities with a combined fair value of $20.5 million are pledged as collateral for interest rate swap agreements as of September 30, 2021 (see Note 10). Twenty-six mortgage-backed securities with a combined fair value of $40.3 million were pledged as collateral for interest rate swap agreements as of December 31, 2020.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2021 is as follows:

	Available for Sale
	Amortized	Fair
	Cost	Value

	(in thousands)

After 1 year through 5 years	$—	$—
After 5 years through 10 years	38,155	37,729
Over 10 years	—	—
	38,155	37,729

U.S. government agency and government-sponsored residential mortgage-backed securities	345,737	344,109
U.S. government-sponsored collateralized mortgage obligations	4,543	4,695
SBA asset-backed securities	3,882	4,019

Total	$392,317	$390,552

U.S. government-sponsored residential mortgage-backed securities, collateralized mortgage obligations and securities whose underlying assets are loans from the SBA have stated maturities of 6 months to 30 years; however, it is expected that such securities will have shorter actual lives due to prepayments. U.S. government and government-sponsored enterprise obligations are callable at the discretion of the issuer. The U.S. government and government-sponsored enterprise obligations with a total fair value of $37.7 million have a final maturity of 10 years and a call feature of five months to two years. At September 30, 2021 there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholder equity.

The following table shows proceeds and gross realized gains and losses related to the sales and calls of securities for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)

Sales
Proceeds	$39,321	$—	$39,321	$72,333
Gross gains	241	—	241	2,521
Gross losses	—	—	—	—

Calls
Proceeds	$5,000	$2,000	$5,000	$8,635
Gross gains	—	—	—	12
Gross losses	—	—	—	—

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Information pertaining to securities with gross unrealized losses at September 30, 2021 and December 31, 2020 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months		Twelve Months and Over
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

	(in thousands)

September 30, 2021:
Securities available for sale

U.S. government and government-sponsored enterprise obligations	$426	$37,729	$—	$—
U.S. government agency and government-sponsored residential mortgage-backed securities	2,771	261,886	212	19,759
	$3,197	$299,615	$212	$19,759

December 31, 2020:
Securities available for sale

U.S. government agency and government-sponsored residential mortgage-backed securities	$283	$67,460	$22	$3,668

Management evaluates securities for other-than-temporary impairment (“OTTI”) at each reporting period, and more frequently when economic or market concerns warrant such evaluation.

As of September 30, 2021, the Company’s security portfolio consisted of 118 debt securities, 63 of which were in an unrealized loss position. The unrealized losses are primarily related to the Company’s mortgage-backed securities and were issued by U.S. government-sponsored entities and agencies.

Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2021.

3.	LOANS HELD FOR SALE

The following table provides the fair value and contractual principal balance outstanding of loans held for sale accounted for under the fair value option:

	September 30,	December 31,
	2021	2020

	(in thousands)

Loans held for sale, fair value	$77,052	$208,612
Loans held for sale, contractual principal outstanding	75,009	198,984
Fair value less unpaid principal balance	$2,043	$9,628

The Company has elected the fair value option for mortgage loans held for sale to better match changes in fair value of the loans with changes in the fair value of the forward sale commitment contracts used to economically hedge them. Changes in fair value of mortgage loans held for sale accounted for under the fair value option election amounted to a decrease of $7.6 million in the nine months ended September 30, 2021 to $2.0 million, compared to an increase of $5.5 million in the nine months ended September 30, 2020. These amounts are offset in earnings by the changes in fair value of forward sale commitments. The changes in fair value are reported as a component of gain on sale of mortgage loans in the Unaudited Consolidated Statements of Income.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Underwriting fees on mortgage loans held for sale are recognized when earned and included in other mortgage banking income. Underwriting fees amounted to $2.0 million and $7.0 million, respectively, for the three and nine months ended September 30, 2021 and $3.0 million and $7.5 million, respectively, for the respective prior year periods.

At September 30, 2021 and December 31, 2020, there were no loans held for sale that were greater than 90 days past due.

4.	LOANS

A summary of the balances of loans follows:

	September 30,	December 31,
	2021	2020

	(in thousands)

Residential real estate:
One- to four-family	$993,725	$928,934
Second mortgages and equity lines of credit	135,147	145,672
Residential real estate construction	31,817	31,217
Total residential real estate loans	1,160,689	1,105,823

Commercial:
Commercial real estate	1,573,284	1,551,265
Commercial construction	152,685	99,331
Commercial and industrial	414,814	464,393
Total commercial loans	2,140,783	2,114,989

Consumer loans:
Auto	149,019	265,266
Personal	7,253	8,564
Total consumer loans	156,272	273,830

Total loans	3,457,744	3,494,642
Allowance for loan losses	(47,988)	(55,395)
Loans, net	$3,409,756	$3,439,247

As of September 30, 2021 and December 31, 2020, the commercial and industrial loans include $54.3 million and $126.5 million, respectively, of PPP loans and $2.1 million and $2.7 million, respectively, of deferred fees on the PPP loans. PPP loans are fully guaranteed by the U.S. government.

The Company has transferred a portion of its originated commercial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying unaudited interim Consolidated Balance Sheets. The Company and participating lenders share ratably in cash flows and any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At September 30, 2021 and December 31, 2020, the Company was servicing commercial loans for participants in the aggregate amount of $297.0 million and $284.2 million, respectively.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Acquired Loans

The loans acquired in the merger with Coastway Bancorp, Inc. included $5.4 million in purchased credit impaired (“PCI”) loans. PCI loans were primarily residential real estate loans. The following table provides certain information pertaining to PCI loans:

	September 30,	December 31,
	2021	2020

	(in thousands)

Outstanding balance	$3,701	$4,307
Carrying amount	$3,485	$4,079

The following table summarizes activity in the accretable yield for PCI loans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)

Balance at beginning of period	$136	$145	$141	$149
Additions	—	—	—	—
Accretion	(1)	(3)	(6)	(7)
Reclassification from nonaccretable difference	—	—	—	—
Balance at end of period	$135	$142	$135	$142

The following is the activity in the allowance for loan losses for the three and nine months ended September 30, 2021 and 2020:

	Residential	Commercial	Commercial	Commercial
	Real Estate	Real Estate	Construction	and Industrial	Consumer	Unallocated	Total

	(in thousands)

Balance at June 30, 2020	$5,857	$18,389	$3,215	$3,562	$2,204	$2,880	$36,107

Provision for loan losses	1,721	7,771	962	1,617	643	740	13,454
Charge-offs	—	(62)	—	(213)	(140)	—	(415)
Recoveries	22	—	—	—	55	—	77
Balance at September 30, 2020	$7,600	$26,098	$4,177	$4,966	$2,762	$3,620	$49,223

Balance at June 30, 2021	$5,434	$32,991	$1,937	$8,059	$853	$1,999	$51,273

Provision (credit) for loan losses	(2,009)	2,059	615	(815)	(478)	(999)	(1,627)
Charge-offs	—	(381)	—	(1,277)	(61)	—	(1,719)
Recoveries	8	1	—	18	34	—	61
Balance at September 30, 2021	$3,433	$34,670	$2,552	$5,985	$348	$1,000	$47,988

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

	Residential	Commercial	Commercial	Commercial
	Real Estate	Real Estate	Construction	and Industrial	Consumer	Unallocated	Total

	(in thousands)

Balance at December 31, 2019	$3,178	$12,875	$2,526	$2,977	$1,010	$1,494	$24,060

Provision for loan losses	4,270	14,458	1,651	2,560	2,142	2,126	27,207
Charge-offs	(52)	(1,236)	—	(790)	(519)	—	(2,597)
Recoveries	204	1	—	219	129	—	553
Balance at September 30, 2020	$7,600	$26,098	$4,177	$4,966	$2,762	$3,620	$49,223

Balance at December 31, 2020	$7,419	$34,765	$1,955	$5,311	$2,475	$3,470	$55,395

Provision (credit) for loan losses	(4,214)	293	597	2,101	(2,129)	(2,470)	(5,822)
Charge-offs	—	(393)	—	(1,463)	(147)	—	(2,003)
Recoveries	228	5	—	36	149	—	418
Balance at September 30, 2021	$3,433	$34,670	$2,552	$5,985	$348	$1,000	$47,988

Allocation of the allowance to loan segments at September 30, 2021 and December 31, 2020 follows:

	Residential	Commercial	Commercial	Commercial
	Real Estate	Real Estate	Construction	and Industrial	Consumer	Unallocated	Total

	(in thousands)

September 30, 2021:
Loans:
Impaired loans	$26,971	$18,155	$—	$6,183	$—		$51,309
Non-impaired loans	1,133,718	1,555,129	152,685	408,631	156,272		3,406,435
Total loans	$1,160,689	$1,573,284	$152,685	$414,814	$156,272		$3,457,744
Allowance for loan losses:
Impaired loans	$662	$6,969	$—	$1,340	$—	$—	$8,971
Non-impaired loans	2,771	27,701	2,552	4,645	348	1,000	39,017
Total allowance for loan losses	$3,433	$34,670	$2,552	$5,985	$348	$1,000	$47,988

December 31, 2020:
Loans:
Impaired loans	$24,384	$12,513	$—	$9,359	$—		$46,256
Non-impaired loans	1,081,439	1,538,752	99,331	455,034	273,830		3,448,386
Total loans	$1,105,823	$1,551,265	$99,331	$464,393	$273,830		$3,494,642
Allowance for loan losses:
Impaired loans	$802	$1,845	$—	$31	$—	$—	$2,678
Non-impaired loans	6,617	32,920	1,955	5,280	2,475	3,470	52,717
Total allowance for loan losses	$7,419	$34,765	$1,955	$5,311	$2,475	$3,470	$55,395

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following is a summary of past due and non-accrual loans at September 30, 2021 and December 31, 2020:

			90 Days
	30-59 Days	60-89 Days	or More	Total	Loans on
	Past Due	Past Due	Past Due	Past Due	Non-accrual

	(in thousands)

September 30, 2021
Residential real estate:
One- to four-family	$778	$1,646	$3,458	$5,882	$11,754
Second mortgages and equity lines of credit	203	203	263	669	437
Commercial real estate	8,843	—	338	9,181	18,000
Commercial construction	—	—	—	—	—
Commercial and industrial	37	3	3,683	3,723	6,183
Consumer:
Auto	533	109	84	726	111
Personal	55	18	1	74	1
Total	$10,449	$1,979	$7,827	$20,255	$36,486

December 31, 2020
Residential real estate:
One- to four-family	$12,148	$2,223	$6,418	$20,789	$11,611
Second mortgages and equity lines of credit	460	46	433	939	834
Residential real estate construction	471	—	—	471	—
Commercial real estate	416	—	3,369	3,785	12,486
Commercial construction	—	—	—	—	—
Commercial and industrial	444	191	1,243	1,878	8,606
Consumer:
Auto	1,657	397	488	2,542	557
Personal	88	11	2	101	7
Total	$15,684	$2,868	$11,953	$30,505	$34,101

At September 30, 2021 and December 31, 2020, there were no loans past due 90 days or more and still accruing.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following information pertains to impaired loans:

	September 30, 2021			December 31, 2020
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance

	(in thousands)

Impaired loans without a specific reserve:
Residential real estate	$17,445	$18,922	$—	$12,284	$13,039	$—
Commercial real estate	493	495	—	3,552	4,741	—
Commercial construction	—	—	—	—	—	—
Commercial and industrial	1,463	3,591	—	9,243	11,604	—
Total	19,401	23,008	—	25,079	29,384	—

Impaired loans with a specific reserve:
Residential real estate	9,526	10,324	662	12,100	12,355	802
Commercial real estate	17,662	24,888	6,969	8,961	8,961	1,845
Commercial construction	—	—	—	—	—	—
Commercial and industrial	4,720	5,625	1,340	116	181	31
Total	31,908	40,837	8,971	21,177	21,497	2,678

Total impaired loans	$51,309	$63,845	$8,971	$46,256	$50,881	$2,678

	Three Months Ended September 30,
	2021			2020
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis

	(in thousands)

Residential real estate	$22,268	$279	$121	$26,542	$272	$270
Commercial real estate	12,455	60	60	4,287	—	—
Commercial construction	—	—	—	10,971	—	—
Commercial and industrial	7,834	13	13	10,334	9	9
Total	$42,557	$352	$194	$52,134	$281	$279

	Nine Months Ended September 30,
	2021			2020
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis

	(in thousands)

Residential real estate	$23,973	$822	$280	$26,454	$847	$788
Commercial real estate	13,894	125	125	3,202	1	1
Commercial construction	—	—	—	11,039	—	—
Commercial and industrial	7,802	149	149	7,863	16	16
Total	$45,669	$1,096	$554	$48,558	$864	$805

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Interest income recognized and interest income recognized on a cash basis in the tables above represent interest income for the three and nine months ended September 30, 2021 and 2020, not for the time period designated as impaired. No additional funds are committed to be advanced in connection with impaired loans.

There were no material troubled debt restructuring (“TDR”) loan modifications for the three months ended September 30, 2021 and 2020.

The recorded investment in TDRs was $13.2 million and $15.1 million at September 30, 2021 and December 31, 2020, respectively. Commercial TDRs totaled $2.3 million and $2.5 million at September 30, 2021 and December 31, 2020, respectively. The remainder of the TDRs outstanding at the end of these periods were residential loans. Non-accrual TDRs totaled $3.0 million and $3.6 million at September 30, 2021 and December 31, 2020, respectively. Of these loans, $2.1 million and $2.5 million were non-accrual commercial TDRs at September 30, 2021 and December 31, 2020, respectively.

All TDR loans are considered impaired and management performs a discounted cash flow calculation to determine the amount of impairment reserve required on each loan. TDR loans which subsequently default are reviewed to determine if the loan should be deemed collateral dependent. In either case, any reserve required is recorded as part of the allowance for loan losses.

During the three and nine months ended September 30, 2021 and 2020, there were no payment defaults on TDRs.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents the Company’s loans by risk rating at September 30, 2021 and December 31, 2020:

	September 30, 2021			December 31, 2020
	Commercial	Commercial	Commercial	Commercial	Commercial	Commercial
	Real Estate	Construction	and Industrial	Real Estate	Construction	and Industrial

	(in thousands)

Loans rated 1 - 6	$1,530,051	$152,685	$408,277	$1,524,105	$99,331	$452,665
Loans rated 7	25,078	—	354	14,674	—	3,122
Loans rated 8	18,155	—	438	9,455	—	7,080
Loans rated 9	—	—	5,745	3,031	—	1,526
Loans rated 10	—	—	—	—	—	—
	$1,573,284	$152,685	$414,814	$1,551,265	$99,331	$464,393

5.	MORTGAGE LOAN SERVICING

The Company sells residential mortgages to government-sponsored entities and other parties. The Company retains no beneficial interests in these loans, but may retain the servicing rights of the loans sold. Mortgage loans serviced for others are not included in the accompanying unaudited interim Consolidated Balance Sheets. The risks inherent in mortgage servicing rights (“MSRs”) relate primarily to changes in prepayments that primarily result from shifts in mortgage interest rates. The unpaid principal balance of mortgage loans serviced for others was $3.63 billion and $3.05 billion as of September 30, 2021 and December 31, 2020, respectively.

The Company accounts for MSRs at fair value. The Company obtains valuations from independent third parties to determine the fair value of MSRs. Key assumptions used in the estimation of fair value include prepayment speeds, discount rates, and default rates. At September 30, 2021 and December 31, 2020, the following weighted average assumptions were used in the calculation of fair value of MSRs:

	September 30,	December 31,
	2021	2020
Prepayment speed	10.20%	14.30%
Discount rate	9.21	9.23
Default rate	1.78	2.27

The following summarizes changes to MSRs for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)

Balance, beginning of period	$35,955	$16,127	$24,833	$17,150
Additions	1,577	4,225	11,842	8,700
Changes in fair value due to:
Reductions from loans paid off during the period	(1,613)	(1,083)	(4,713)	(2,773)
Changes in valuation inputs or assumptions	621	890	4,578	(2,918)
Balance, end of period	$36,540	$20,159	$36,540	$20,159

Contractually specified servicing fees, net of subservicing expense, included in other mortgage banking income amounted to $2.0 million and $5.5 million for the three and nine months ended September 30, 2021, respectively, and $1.3 million and $3.3 million for the three and nine months ended September 30, 2020, respectively.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

6.	GOODWILL AND INTANGIBLE ASSETS

As of September 30, 2021, the Company had $69.8 million in goodwill, of which $59.0 million was allocated to the Bank reporting unit and $10.8 million was allocated to the HarborOne Mortgage reporting unit. The Company typically performs its goodwill impairment test during the fourth quarter of the year, unless certain indicators suggest earlier testing to be warranted. Other intangible assets were $3.4 million and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company determined that there was no triggering event that warranted an interim impairment test at September 30, 2021.

7.	DEPOSITS

A summary of deposit balances, by type, is as follows:

	September 30,	December 31,
	2021	2020

	(in thousands)

NOW and demand deposit accounts	$1,057,494	$908,256
Regular savings and club accounts	1,144,595	998,994
Money market deposit accounts	832,441	866,661
Total non-certificate accounts	3,034,530	2,773,911

Term certificate accounts greater than $250,000	116,427	135,190
Term certificate accounts less than or equal to $250,000	443,423	497,108
Brokered deposits	100,000	100,000
Total certificate accounts	659,850	732,298
Total deposits	$3,694,380	$3,506,209

The Company has established a relationship to participate in a reciprocal deposit program with other financial institutions. The reciprocal deposit program provides access to FDIC-insured deposit products in aggregate amounts exceeding the current limits for depositors. At September 30, 2021 and December 31, 2020, total reciprocal deposits were $42.3 million and $104.9 million, respectively, consisting primarily of money market accounts.

A summary of certificate accounts by maturity at September 30, 2021 is as follows:

		Weighted
		Average
	Amount	Rate

	(dollars in thousands)

Within 1 year	$571,378	0.51%
Over 1 year to 2 years	54,430	0.78
Over 2 years to 3 years	8,381	1.05
Over 3 years to 4 years	23,100	0.96
Over 4 years to 5 years	2,823	0.74
Total certificate deposits	660,112	0.56%
Less unaccreted acquisition discount	(262)
Total certificate deposits, net	$659,850

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

8.BORROWED FUNDS

Borrowed funds at September 30, 2021 and December 31, 2020 consist of Federal Home Loan Bank (“FHLB”) advances. Short-term advances were $35.0 million with a weighted average rate of 0.42% at December 31, 2020. There were no short-term advances at September 30, 2021. Long-term advances are summarized by maturity date below.

	September 30, 2021			December 31, 2020
	Amount by		Weighted	Amount by		Weighted
	Scheduled	Amount by	Average	Scheduled	Amount by	Average
	Maturity*	Call Date (1)	Rate (2)	Maturity*	Call Date (1)	Rate (2)

	(dollars in thousands)

Year ending December 31:
2021	$—	$40,000	—%	$41,750	101,750	2.47%
2022	—	—	—	—	—	—
2023	186	186	1.48	20,190	190	3.48
2024	13,400	13,400	1.39	10,000	10,000	1.68
2025	40,987	987	1.32	40,987	987	1.32
2026 and thereafter	1,147	1,147	2.00	1,170	1,170	2.00
	$55,720	$55,720	1.35%	$114,097	$114,097	2.16%

* Includes an amortizing advance requiring monthly principal and interest payments.

(1) Callable FHLB advances are shown in the respective periods assuming that the callable debt is redeemed at the call date, while all other advances are shown in the periods corresponding to their scheduled maturity date.

(2) Weighted average rates are based on scheduled maturity dates.

On September 30, 2021, the Company prepaid $20.0 million in FHLB borrowings that had maturity dates in 2023 and an aggregate prepayment penalty of $1.1 million was incurred and expensed, as the advances were not replaced with other FHLB borrowings.

The FHLB advances are secured by a blanket security agreement which requires the Bank to maintain certain qualifying assets as collateral, principally residential mortgage loans and certain multi-family and commercial real estate loans held in the Bank’s portfolio. The carrying value of the loans pledged as collateral for these borrowings totaled $1.22 billion at September 30, 2021 and $1.25 billion at December 31, 2020. As of September 30, 2021, the Company had $863.6 million of available borrowing capacity with the FHLB.

The Company also has additional borrowing capacity under a $25.0 million unsecured federal funds line with a correspondent bank and a secured line of credit with the Federal Reserve Bank of Boston secured by 66% of the carrying value of indirect auto and commercial loans with principal balances amounting to $103.6 million and $107.1 million at September 30, 2021 and December 31, 2020, respectively. No amounts were outstanding under either line at September 30, 2021 or December 31, 2020.

Because a participating lender in the PPP, the Company also has access to additional borrowing capacity through the Board of Governors of the Federal Reserve System’s (the “Federal Reserve”) Paycheck Protection Program Liquidity Facility. Only loans issued under the PPP may be pledged as collateral.

On August 30, 2018, the Company issued $35.0 million in fixed-to-floating rate subordinated notes due 2028 (the “Notes”) in a private placement transaction to institutional accredited investors. The Notes bear interest at annual fixed rate of 5.625% until September 1, 2023 at which time the interest rate resets quarterly to an interest rate per annum equal to the three–month LIBOR plus 278 basis points. Interest is payable semi-annually on March 1 and September 1 each year through September 1, 2023 and quarterly thereafter. The Notes can be redeemed partially or in whole, prior to the maturity date beginning September 1, 2023 and on any scheduled interest payment date thereafter, at par. The Notes are carried on

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

the Consolidated Balance Sheets net of unamortized issuance costs of $872,000 and $967,000 at September 30, 2021 and December 31, 2020, respectively, which are being amortized over the period to maturity date using the interest method. At September 30, 2021 and December 31, 2020, the Notes qualified as Tier 2 capital for regulatory capital purposes.

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

The following off-balance sheet financial instruments were outstanding at September 30, 2021 and December 31, 2020. The contract amounts represent credit risk.

	September 30,	December 31,
	2021	2020

	(in thousands)

Commitments to grant residential real estate loans-HarborOne Mortgage	$261,201	$485,428
Commitments to grant other loans	93,132	53,714
Unadvanced funds on home equity lines of credit	204,439	178,432
Unadvanced funds on revolving lines of credit	205,074	169,907
Unadvanced funds on construction loans	148,000	127,776

Commitments to extend credit and unadvanced portion of construction loans are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Commitments to grant loans generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for unadvanced funds on construction loans and home equity and revolving lines of credit may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. Commitments to grant loans, and unadvanced construction loans and home equity lines of credit are collateralized by real estate, while revolving lines of credit are unsecured.

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

As of September 30, 2021, the Company had one interest rate swap agreement with a notional amount of $100.0 million that was designated as a cash flow hedge of certificates of deposits. The interest rate swap agreement has an average maturity of 3.52 years, the current weighted average fixed rate paid is 0.67%, the weighted average 3-month LIBOR swap receive rate is 0.12%, and the fair value is $358,000. The Company expects approximately $506,000 related to the cash flow hedge to be reclassified to interest expense, from other comprehensive income, in the next twelve months.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Interest Rate Swaps

The Company enters into interest rate swap agreements that are transacted to meet the financing needs of its commercial customers. Offsetting interest rate swap agreements are simultaneously transacted with a third-party financial institution to effectively eliminate the Company’s interest rate risk associated with the customer swaps. The primary risks associated with these transactions arise from exposure to the ability of the counterparties to meet the terms of the contract. Mortgage-backed securities with a fair value of $20.5 million are pledged to secure the Company’s liability for the offsetting interest rate swaps (see Note 2). The interest rate swap notional amount is the aggregate notional amount of the customer swap and the offsetting third-party swap.

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

Although the Company has determined that the majority of the inputs used to value its interest rate swaps and risk participation agreements fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with interest rate contracts and risk participation agreements utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2021 and December 31, 2020, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has classified its derivative valuations in their entirety as Level 2.

The following tables presents the outstanding notional balances and fair values of outstanding derivative instruments:

		Assets		Liabilities
		Balance		Balance
	Notional	Sheet	Fair	Sheet	Fair
	Amount	Location	Value	Location	Value

	(in thousands)

September 30, 2021:
Derivatives designated as Hedging Instruments
Interest rate swaps	$100,000	Other assets	$358	Other liabilities	$—
Derivatives not designated as Hedging Instruments
Derivative loan commitments	$261,202	Other assets	$3,147	Other liabilities	$43
Forward loan sale commitments	173,725	Other assets	884	Other liabilities	29
Interest rate swaps	764,430	Other assets	22,506	Other liabilities	22,506
Risk participation agreements	139,506	Other assets	—	Other liabilities	—
Total			$26,895		$22,578

December 31, 2020:
Derivatives designated as Hedging Instruments
Interest rate swaps	$100,000	—	$—	Other liabilities	$1,407
Derivatives not designated as Hedging Instruments
Derivative loan commitments	$485,428	Other assets	$12,623	Other liabilities	$341
Forward loan sale commitments	356,500	Other assets	—	Other liabilities	2,204
Interest rate swaps	867,728	Other assets	39,320	Other liabilities	39,320
Risk participation agreements	132,379	Other assets	—	Other liabilities	—
Total			$51,943		$43,272

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents the recorded net gains and losses pertaining to the Company’s derivative instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)
Derivatives designated as hedging instruments
Gain (loss) in OCI on derivatives (effective portion), net of tax	$116	$82	$1,271	$(1,187)
Loss reclassified from OCI into interest income or interest expense (effective portion)	$(140)	$(82)	$(373)	$67

Derivatives not designated as hedging instruments
Changes in fair value of derivative loan commitments
Mortgage banking income	$(1,897)	$4,738	$(9,178)	$14,266
Changes in fair value of forward loan sale commitments
Mortgage banking income	1,064	755	3,059	(1,075)
Total	$(833)	$5,493	$(6,119)	$13,191

11.	OPERATING LEASE RIGHT-OF-USE ASSETS AND LIABILITIES

Operating lease ROU assets, included in other assets, were $25.2 million at September 30, 2021.

Operating lease liabilities, included in other liabilities and accrued expenses, were $26.8 million at September 30, 2021. As of September 30, 2021, the Company does not have leases that have not yet commenced. At September 30, 2021, lease expiration dates ranged from 6 months to 36.4 years and have a weighted average remaining lease term of 17.2 years.

Future minimum lease payments under non-cancellable leases and a reconciliation to the amount recorded as operating lease liabilities as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021	December 31, 2020

	(in thousands)

2021	$737	$2,452
2022	2,898	2,239
2023	2,733	1,847
2024	2,247	1,644
2025	2,113	1,684
Thereafter	21,951	13,134
Total lease payments	32,679	$23,000
Imputed interest	(5,873)
Total present value of operating lease liabilities	$26,806

The weighted-average discount rate and remaining lease term for operating leases were as follows:

September 30, 2021
Weighted-average discount rate	1.94%
Weighted-average remaining lease term (years)	17.20

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Rental expense for operating leases is recognized on a straight-line basis over the lease term and amounted to $796,000 and $701,000, respectively, for the three months ended September 30, 2021 and 2020, and $2.2 million and $1.9 million, respectively, for the nine months ended September 30, 2021 and 2020, respectively. Variable lease components, such as fair market value adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

The following table presents the components of total lease expense:

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021

	(in thousands)

Lease Expense:
Operating lease expense	$742	$2,032
Short-term lease expense	52	122
Variable lease expense	2	21
Total lease expense	$796	$2,175
Other Information
Cash paid for amounts included in the measurement of lease liabilities-
operating cash flows for operating leases	751	2,108
Operating Lease - Operating cash flows (Liability reduction)	624	1,745
Right-of-use assets obtained in exchange for new operating lease liabilities	276	27,267

12.	STOCK-BASED COMPENSATION

Under the HarborOne Bancorp, Inc. 2020 Equity Incentive Plan (the “2020 Equity Plan”), adopted on September 29, 2020, the Company may grant stock options, restricted stock awards, performance restricted stock units and other equity incentives to its directors, officers and employees. Total shares reserved for issuance under the 2020 Equity Plans are 4,500,000. The 2017 Stock Option and Incentive Plan (the “2017 Equity Plan” and together with the 2020 Equity Plan, the “Equity Plans”), adopted on August 9, 2017, was discontinued upon the adoption of the 2020 Equity Plan, and as such, the Company may only award shares from the 2020 Equity Plan.

Expense related to awards granted to employees is recognized as compensation expense, and expense related to awards granted to directors is recognized as directors’ fees within noninterest expense. Total expense for the Equity Plans was $992,000 and $2.8 million, for the three and nine months ended September 30, 2021, respectively, and $617,000 and $3.1 million, respectively, for the three and nine months ended September 30, 2020.

Stock Options

Stock options are generally granted with the exercise price equal to the market price of the Company’s common stock at the date of the grant with vesting periods ranging from one to three years and have ten-year contractual terms.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

During the three and nine months ended September 30, 2021, the Company made no awards of nonqualified options to purchase shares of common stock.

A summary of the status of the Company’s stock option grants for the nine months ended September 30, 2021, is presented in the table below:

	Outstanding				Nonvested
			Weighted
			Average			Weighted
		Weighted	Remaining	Aggregate		Average
	Stock Option	Average	Contractual	Intrinsic	Stock Option	Grant Date
	Awards	Exercise Price	Term (years)	Value	Awards	Fair Value

Balance at January 1, 2021	2,106,403	$9.86			473,445	$2.55
Granted	—	—			—	—
Exercised	(62,840)	10.23			—	—
Vested	—	—			(192,849)	2.51
Forfeited	—	—			—	—
Expired	—	—			—	—
Balance at September 30, 2021	2,043,563	$9.85	6.49	$—	280,596	$2.59
Exercisable at September 30, 2021	1,762,967	$9.94	6.35	$—
Unrecognized cost inclusive of directors' awards	$251,116
Weighted average remaining recognition period (years)	0.46

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

The following table presents the activity in non-vested restricted stock awards under the Equity Plans for the nine months ended September 30, 2021:

	Restricted	Weighted Average
	Stock Awards	Grant Price

Non-vested stock awards at January 1, 2021	384,692	$9.33
Vested	(15,464)	10.00
Granted	188,377	11.95
Forfeited	(3,000)	9.24
Non-vested stock awards at September 30, 2021	554,605	$10.20
Unrecognized cost inclusive of directors' awards	$3,415,803
Weighted average remaining recognition period (years)	1.67

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents the activity in non-vested performance restricted stock units under the 2020 Equity Plan for the nine months ended September 30, 2021:

	Performance	Weighted Average
	Restricted Stock Units	Grant Price

Non-vested performance restricted stock units at January 1, 2021	—	$—
Vested	—	—
Granted	85,066	11.95
Forfeited	—	—
Non-vested performance restricted stock units at September 30, 2021	85,066	$11.95
Unrecognized cost	$818,235
Weighted average remaining recognition period (years)	2.42

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

At September 30, 2021, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The capital levels of both the Company and the Bank at September 30, 2021 also exceeded the minimum capital requirements, including the currently applicable capital conservation buffer of 2.5%.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The Company’s and the Bank’s actual regulatory capital ratios as of September 30, 2021 and December 31, 2020 are presented in the table below.

					Minimum Required to be
					Considered "Well Capitalized"
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)

HarborOne Bancorp, Inc.
September 30, 2021
Common equity Tier 1 capital to risk-weighted assets	$608,882	17.1%	$160,129	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	608,882	17.1	213,505	6.0	N/A	N/A
Total capital to risk-weighted assets	688,405	19.3	284,673	8.0	N/A	N/A
Tier 1 capital to average assets	608,882	13.5	180,139	4.0	N/A	N/A

December 31, 2020
Common equity Tier 1 capital to risk-weighted assets	$621,153	17.7%	$158,050	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	621,153	17.7	210,733	6.0	N/A	N/A
Total capital to risk-weighted assets	700,197	19.9	280,978	8.0	N/A	N/A
Tier 1 capital to average assets	621,153	14.5	171,578	4.0	N/A	N/A

HarborOne Bank
September 30, 2021
Common equity Tier 1 capital to risk-weighted assets	$559,819	15.7%	$160,182	4.5%	$231,374	6.5%
Tier 1 capital to risk-weighted assets	559,819	15.7	213,576	6.0	284,768	8.0
Total capital to risk-weighted assets	604,357	17.0	284,768	8.0	355,960	10.0
Tier 1 capital to average assets	559,819	12.4	180,113	4.0	225,141	5.0

December 31, 2020
Common equity Tier 1 capital to risk-weighted assets	$506,822	14.4%	$158,081	4.5%	$228,339	6.5%
Tier 1 capital to risk-weighted assets	506,822	14.4	210,775	6.0	281,033	8.0
Total capital to risk-weighted assets	550,875	15.7	281,033	8.0	351,291	10.0
Tier 1 capital to average assets	506,822	11.8	171,501	4.0	214,377	5.0

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

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	September 30,	December 31,
	2021	2020

	(in thousands)

Cash flow hedge:
Net unrealized gain (loss)	$358	$(1,407)
Related tax effect	(100)	394
Total accumulated other comprehensive income (loss)	$258	$(1,013)

Securities available for sale:
Net unrealized (loss) gain	$(1,765)	$4,102
Related tax effect	389	(904)
Total accumulated other comprehensive (loss) income	$(1,376)	$3,198

The following tables present changes in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021			2020

	Available	Cash		Available	Cash
	for Sale	Flow		for Sale	Flow
	Securities	Hedge	Total	Securities	Hedge	Total

	(in thousands)

Balance at beginning of period	$687	$142	$829	$4,166	$(1,269)	$2,897

Other comprehensive (loss) income before reclassifications	(2,406)	22	(2,384)	(1,335)	32	(1,303)
Amounts reclassified to accumulated other comprehensive income for transfer of securities to available for sale	—	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive income (loss)	(241)	140	(101)	—	82	82
Net current period other comprehensive (loss) income	(2,647)	162	(2,485)	(1,335)	114	(1,221)
Related tax effect	584	(46)	538	132	(32)	100
Balance at end of period	$(1,376)	$258	$(1,118)	$2,963	$(1,187)	$1,776

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

	Nine Months Ended September 30,
	2021			2020

	Available	Cash		Available	Cash
	for Sale	Flow		for Sale	Flow
	Securities	Hedge	Total	Securities	Hedge	Total

	(in thousands)

Balance at beginning of period	$3,198	$(1,013)	$2,185	$1,480	$—	$1,480

Other comprehensive (loss) income before reclassifications	(5,626)	1,392	(4,234)	4,212	(1,581)	2,631
Amounts reclassified to accumulated other comprehensive income for transfer of securities to available for sale	—	—	—	522	—	522
Amounts reclassified from accumulated other comprehensive income (loss)	(241)	373	132	(2,533)	(67)	(2,600)
Net current period other comprehensive (loss) income	(5,867)	1,765	(4,102)	2,201	(1,648)	553
Related tax effect	1,293	(494)	799	(718)	461	(257)
Balance at end of period	$(1,376)	$258	$(1,118)	$2,963	$(1,187)	$1,776

15.	FAIR VALUE OF ASSETS AND LIABILITIES

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

The following methods and assumptions were used by the Company in estimating fair value disclosures:

Debt Securities - Available for sale debt securities are recorded at fair value on a recurring basis. When available, the Company uses quoted market prices to determine the fair value of debt securities; such items are classified as Level 1. There were no Level 1 securities held at September 30, 2021 and December 31, 2020.

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

Debt securities not actively traded whose fair value is determined through the use of cash flows utilizing inputs that are unobservable are classified as Level 3. There were no Level 3 securities held at September 30, 2021 and December 31, 2020.

Loans held for sale - The fair value of mortgage loans held for sale is estimated based on current market prices for similar loans in the secondary market and therefore are classified as Level 2 assets. There were no mortgage loans held for sale 90 days or more past due as of September 30, 2021 and December 31, 2020.

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

Forward loan sale commitments and derivative loan commitments - Forward loan sale commitments and derivative loan commitments are based on fair values of the underlying mortgage loans and the probability of such commitments being exercised. The assumptions for pull-through rates are derived from internal data and adjusted using management judgment. Derivative loan commitments include the value of servicing rights and non-refundable costs of originating the loan based on the Company’s internal cost analysis that is not observable. The weighted average pull-through rate for derivative loan commitments was approximately 88% and 76% at September 30, 2021 and December 31, 2020, respectively.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

				Total
	Level 1	Level 2	Level 3	Fair Value

	(in thousands)

September 30, 2021
Assets

Securities available for sale	$—	$390,552	$—	$390,552
Loans held for sale	—	77,052	—	77,052
Mortgage servicing rights	—	36,540	—	36,540
Derivative loan commitments	—	—	3,147	3,147
Forward loan sale commitments	—	—	884	884
Interest rate management agreements	—	358	—	358
Interest rate swaps	—	22,506	—	22,506
	$—	$527,008	$4,031	$531,039
Liabilities

Derivative loan commitments	$—	$—	$43	$43
Forward loan sale commitments	—	—	29	29
Interest rate swaps	—	22,506	—	22,506
	$—	$22,506	$72	$22,578

December 31, 2020
Assets

Securities available for sale	$—	$276,498	$—	$276,498
Loans held for sale	—	208,612	—	208,612
Mortgage servicing rights	—	24,833	—	24,833
Derivative loan commitments	—	—	12,623	12,623
Forward loan sale commitments	—	—	—	—
Interest rate swaps	—	39,320	—	39,320
	$—	$549,263	$12,623	$561,886
Liabilities

Derivative loan commitments	$—	$—	$341	$341
Forward loan sale commitments	—	—	2,204	2,204
Interest rate management agreements	—	1,407	—	1,407
Interest rate swaps	—	39,320	—	39,320
	$—	$40,727	$2,545	$43,272

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The table below presents, for the three and nine months ended September 30, 2021 and 2020, the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)

Assets: Derivative and Forward Loan Sale Commitments:

Balance at beginning of period	$5,134	$10,844	$12,623	$1,411

Total gains (losses) included in net income (1)	(1,103)	4,903	(8,592)	14,336
Balance at end of period	$4,031	$15,747	$4,031	$15,747

Changes in unrealized gains relating to instruments at period end	$4,031	$15,747	$4,031	$15,747

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)

Liabilities: Derivative and Forward Loan Sale Commitments:

Balance at beginning of period	$(342)	$(2,067)	$(2,545)	$(332)

Total gains (losses) included in net income (1)	270	590	2,473	(1,145)
Balance at end of period	$(72)	$(1,477)	$(72)	$(1,477)

Changes in unrealized losses relating to instruments at period end	$(72)	$(1,477)	$(72)	$(1,477)

(1) Included in mortgage banking income on the Consolidated Statements of Net Income.

Assets Measured at Fair Value on a Non-recurring Basis

The Company may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There were no liabilities measured at fair value on a non-recurring basis at September 30, 2021 and December 31, 2020. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets.

	September 30, 2021			December 31, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

	(in thousands)

Impaired loans:
Residential	$—	$—	$846	$—	$—	$919
Commercial real estate	—	—	17,662	—	—	3,034
Commercial and industrial	—	—	4,956	—	—	4,208
Other real estate owned and repossessed assets	—	—	28	—	—	595
	$—	$—	$23,492	$—	$—	$8,756

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Losses in the following table represent the amount of the fair value adjustments recorded during the period on the carrying value of the assets held at September 30, 2021 and December 31, 2020, respectively. Losses on fully charged off loans are not included in the table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)

Impaired loans
Residential	$—	$103	$—	$369
Commercial real estate	5,124	—	5,124	—
Commercial and industrial	8	644	2,824	2,654
Other real estate owned and repossessed assets	—	2	24	58
	$5,132	$749	$7,972	$3,081

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

	September 30, 2021
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total

	(in thousands)

Financial assets:
Cash and cash equivalents	$319,639	$319,639	$—	$—	$319,639
Securities available for sale	390,552	—	390,552	—	390,552
Federal Home Loan Bank stock	6,828	N/A	N/A	N/A	N/A
Loans held for sale	77,052	—	77,052	—	77,052
Loans, net	3,409,756	—	—	3,441,946	3,441,946
Retirement plan annuities	14,065	—	—	14,065	14,065
Accrued interest receivable	10,880	—	10,880	—	10,880

Financial liabilities:
Deposits	3,694,380	—	—	3,697,001	3,697,001
Borrowed funds	55,720	—	56,350	—	56,350
Subordinated debt	34,128	—	—	37,206	37,206
Mortgagors' escrow accounts	8,412	—	—	8,412	8,412
Accrued interest payable	567	—	567	—	567

Derivative loan commitments:
Assets	3,147	—	—	3,147	3,147
Liabilities	43	—	—	43	43

Interest rate management agreements:
Assets	358	—	358	—	358
Liabilities	—	—	—	—	—

Interest rate swap agreements:
Assets	22,506	—	22,506	—	22,506
Liabilities	22,506	—	22,506	—	22,506

Forward loan sale commitments:
Assets	884	—	—	884	884
Liabilities	29	—	—	29	29

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

	December 31, 2020
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total

	(in thousands)

Financial assets:
Cash and cash equivalents	$205,870	$205,870	$—	$—	$205,870
Securities available for sale	276,498	—	276,498	—	276,498
Federal Home Loan Bank stock	8,738	N/A	N/A	N/A	N/A
Loans held for sale	208,612	—	208,612	—	208,612
Loans, net	3,439,247	—	—	3,473,751	3,473,751
Retirement plan annuities	13,747	—	—	13,747	13,747
Accrued interest receivable	11,874	—	11,874	—	11,874

Financial liabilities:
Deposits	3,506,209	—	—	3,509,996	3,509,996
Borrowed funds	149,097	—	152,373	—	152,373
Subordinated debt	34,033	—	—	34,799	34,799
Mortgagors' escrow accounts	7,736	—	—	7,736	7,736
Accrued interest payable	1,262	—	1,262	—	1,262

Derivative loan commitments:
Assets	12,623	—	—	12,623	12,623
Liabilities	341	—	—	341	341

Interest rate management agreements:
Liabilities	1,407	—	1,407	—	1,407

Interest rate swap agreements:
Assets	39,320	—	39,320	—	39,320
Liabilities	39,320	—	39,320	—	39,320

Forward loan sale commitments:
Assets	—	—	—	—	—
Liabilities	2,204	—	—	2,204	2,204

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

16.	EARNINGS PER SHARE (“EPS”)

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

The following table presents earnings per common share.

	Three Months Ended September 30,
	2021	2020

Net income available to common stockholders (in thousands)	$12,259	$11,893

Average number of common shares outstanding	54,021,542	58,375,742
Less: Average unallocated ESOP shares and non-vested restricted shares	(4,220,419)	(3,910,403)
Weighted average number of common shares outstanding used to calculate basic earnings per common share	49,801,123	54,465,339
Dilutive effect of share-based compensation	862,292	—
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	50,663,415	54,465,339

Earnings per common share:
Basic	$0.25	$0.22
Diluted	$0.24	$0.22

	Nine Months Ended September 30,
	2021	2020

Net income available to common stockholders (in thousands)	$45,927	$27,192

Average number of common shares outstanding	55,599,758	58,403,825
Less: Average unallocated ESOP shares and non-vested restricted shares	(4,237,506)	(3,967,735)
Weighted average number of common shares outstanding used to calculate basic earnings per common share	51,362,252	54,436,090
Dilutive effect of share-based compensation	732,497	—
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	52,094,749	54,436,090

Earnings per common share:
Basic	$0.89	$0.50
Diluted	$0.88	$0.50

Stock options for 2,148,295 shares of common stock for the three and nine months ended September 30, 2020 were not considered in computing diluted earnings per share because they were antidilutive.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Information about the reportable segments and reconciliation to the unaudited interim Consolidated Financial Statements at September 30, 2021 and 2020 and for the three and nine months then ended is presented in the tables below.

	Three Months Ended September 30, 2021
	HarborOne	HarborOne	HarborOne
	Bank	Mortgage	Bancorp, Inc.	Eliminations	Consolidated

	(in thousands)

Net interest and dividend income (expense)	$32,494	$792	$(483)	$—	$32,803
Provision (credit) for loan losses	(1,627)	—	—	—	(1,627)
Net interest and dividend income (loss), after provision (credit) for loan losses	34,121	792	(483)	—	34,430
Mortgage banking income:
Gain on sale of mortgage loans	—	12,756	—	—	12,756
Intersegment gain (loss)	(1,373)	2,366	—	(993)	—
Changes in mortgage servicing rights fair value	(74)	(918)	—	—	(992)
Other	263	3,619	—	—	3,882
Total mortgage banking income (loss)	(1,184)	17,823	—	(993)	15,646
Other noninterest income	6,339	25	—	—	6,364
Total noninterest income	5,155	17,848	—	(993)	22,010
Noninterest expense	26,570	12,387	317	—	39,274
Income (loss) before income taxes	12,706	6,253	(800)	(993)	17,166
Provision (benefit) for income taxes	3,575	1,559	(227)	—	4,907
Net income (loss)	$9,131	$4,694	$(573)	$(993)	$12,259

	Nine Months Ended September 30, 2021
	HarborOne	HarborOne	HarborOne
	Bank	Mortgage	Bancorp, Inc.	Eliminations	Consolidated

	(in thousands)

Net interest and dividend income (expense)	$95,876	$2,897	$(1,388)	$—	$97,385
Provision (credit) for loan losses	(5,822)	—	—	—	(5,822)
Net interest and dividend income (loss), after provision (credit) for loan losses	101,698	2,897	(1,388)	—	103,207
Mortgage banking income:
Gain on sale of mortgage loans	—	51,820	—	—	51,820
Intersegment gain (loss)	(2,945)	3,938	—	(993)	—
Changes in mortgage servicing rights fair value	(207)	72	—	—	(135)
Other	839	11,633	—	—	12,472
Total mortgage banking income (loss)	(2,313)	67,463	—	(993)	64,157
Other noninterest income	17,328	37	—	—	17,365
Total noninterest income	15,015	67,500	—	(993)	81,522
Noninterest expense	75,161	44,545	968	—	120,674
Income (loss) before income taxes	41,552	25,852	(2,356)	(993)	64,055
Provision (benefit) for income taxes	11,873	6,905	(650)	—	18,128
Net income (loss)	$29,679	$18,947	$(1,706)	$(993)	$45,927

Total assets at period end	$4,575,798	$208,888	$717,325	$(934,917)	$4,567,094
Goodwill at period end	$59,042	$10,760	$—	$—	$69,802

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

	Three Months Ended September 30, 2020

	HarborOne	HarborOne	HarborOne
	Bank	Mortgage	Bancorp, Inc.	Eliminations	Consolidated

	(in thousands)

Net interest and dividend income (expense)	$30,599	$1,000	$(430)	$—	$31,169
Provision for loan losses	13,454	—	—	—	13,454
Net interest and dividend income (loss), after provision for loan losses	17,145	1,000	(430)	—	17,715
Mortgage banking income:
Gain on sale of mortgage loans	—	34,055	—	—	34,055
Intersegment gain (loss)	(645)	645	—	—	—
Changes in mortgage servicing rights fair value	(354)	161	—	—	(193)
Other	334	3,924	—	—	4,258
Total mortgage banking income (loss)	(665)	38,785	—	—	38,120
Other noninterest income (loss)	6,326	(8)	—	—	6,318
Total noninterest income	5,661	38,777	—	—	44,438
Noninterest expense	26,300	19,133	266	—	45,699
Income (loss) before income taxes	(3,494)	20,644	(696)	—	16,454
Provision (benefit) for income taxes	571	4,550	(560)	—	4,561
Net income (loss)	$(4,065)	$16,094	$(136)	$—	$11,893

	Nine Months Ended September 30, 2020

	HarborOne	HarborOne	HarborOne
	Bank	Mortgage	Bancorp Inc.	Eliminations	Consolidated

	(in thousands)

Net interest and dividend income (expense)	$86,248	$2,020	$(952)	$—	$87,316
Provision for loan losses	27,207	—	—	—	27,207
Net interest and dividend income (loss), after provision for loan losses	59,041	2,020	(952)	—	60,109
Mortgage banking income:
Gain on sale of mortgage loans	—	77,195	—	—	77,195
Intersegment gain (loss)	(2,444)	2,444	—	—	—
Changes in mortgage servicing rights fair value	(2,014)	(3,677)	—	—	(5,691)
Other	1,031	9,619	—	—	10,650
Total mortgage banking income (loss)	(3,427)	85,581	—	—	82,154
Other noninterest income (loss)	19,640	(141)	—	—	19,499
Total noninterest income	16,213	85,440	—	—	101,653
Noninterest expense	75,806	47,923	907	—	124,636
Income (loss) before income taxes	(552)	39,537	(1,859)	—	37,126
Provision (benefit) for income taxes	2,199	8,667	(932)	—	9,934
Net income (loss)	$(2,751)	$30,870	$(927)	$—	$27,192

Total assets at period end	$4,404,842	$280,983	$729,838	$(987,344)	$4,428,319
Goodwill at period end	$59,042	$10,760	$—	$—	$69,802

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section is intended to assist in the understanding of the financial performance of the Company and its subsidiaries through a discussion of our financial condition at September 30, 2021, and our results of operations for the nine months ended September 30, 2021 and 2020. This section should be read in conjunction with the unaudited interim Consolidated Financial Statements and Notes thereto of the Company appearing in Part I, Item 1 of this Form 10-Q.

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

Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. The Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among others, factors referenced herein under the section captioned “Risk Factors”; the negative impacts and disruptions of the COVID-19 pandemic and measures taken to contain its spread on our employees, customers, business operations, credit quality, financial position, liquidity and results of operations; changes in general business and economic conditions on a national basis and in the local markets in which the Company operates; changes in customer behavior due to changing political, business and economic conditions, including concerns about inflation; the possibility that future credit losses, loan defaults and charge-off rates are higher than expected due to changes in economic assumptions or adverse economic developments; turbulence in the capital and debt markets; changes in interest rates; decreases in the value of securities and other assets; decreases in deposit levels necessitating increased borrowing to fund loans and investments; competitive pressures from other financial institutions; operational risks including, but not limited to, cybersecurity incidents, fraud, natural disasters and future pandemics; changes in regulation; reputational risks relating to the Company’s participation in the U.S. Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) and other pandemic-related legislative and regulatory initiatives and programs; changes in accounting standards and practices; the risk that goodwill and intangibles recorded in our financial statements will become impaired; risks related to the implementation of acquisitions, dispositions, and restructurings, including the risk that acquisitions may not produce results at levels or within time frames originally anticipated; the risk that we may not be successful in the implementation of our business strategy; changes in assumptions used in making such forward-looking statements; and the other risks and uncertainties detailed in the Company’s Annual Report on Form 10-K and updated in this Quarterly Reports on Form 10-Q and other filings submitted to the Securities and Exchange Commission. Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

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

COVID-19 Update

Significant progress has been made to combat the outbreak of COVID-19; however, the global pandemic has adversely impacted a broad range of industries in which the Company’s customers operate and could still impair their ability to fulfill their financial obligations to the Company. While it appears that conditions are trending in a positive direction as of September 30, 2021, the COVID-19 pandemic is a highly unusual, unprecedented and evolving public health and economic crisis that may have a significant adverse impact on the economy, the banking industry and the Company in future fiscal periods, all subject to a high degree of uncertainty.

The Company continues to take significant steps to protect the health and well-being of its employees and customers and to assist customers who have been impacted by COVID-19. The Company’s COVID-19 response team continues to monitor the local impact of COVID-19 in order to anticipate and respond to developments quickly and decisively. As of September 30, 2021, we do not anticipate significant challenges to our ability to maintain our systems and controls and do not currently face any material resource constraints. The Company maintains access to multiple sources of liquidity. However, if an extended recession caused large numbers of the Company’s deposit customers to withdraw their funds, the Company may become more reliant on volatile or more expensive sources of funding.

We provided access to the PPP to both our existing customers and new customers, to ensure small businesses in the communities we serve have access to this important lifeline for their businesses. During the third quarter of 2021, no PPP loans were originated and we processed forgiveness on $50.9 million loans. We have processed forgiveness for approximately 98% of the PPP loans that the Bank originated in 2020, with a forgiveness rate above 99%. As of September 30, 2021, PPP loans amounted to $54.3 million and there was $2.1 million in deferred processing fee income. We expect to complete the forgiveness process on most of the remaining PPP loans by year end.

We are also working with commercial loan customers that may need payment deferrals or other accommodations to keep their loans out of default through the COVID-19 pandemic. As of September 30, 2021, we have two active payment deferrals on commercial loans with a total principal balance of $7.7 million, or 0.4% of total commercial loans, both of which are loans included in an at-risk sector. As of September 30, 2021, 96.8% of the commercial deferrals have expired and the borrower is making payments as agreed, 0.3% of the commercial deferrals have expired and the borrower is delinquent, and 2.9% are in active deferral period. The active commercial deferrals are scheduled to expire during 2021. We are no longer providing deferrals under the Coronavirus Aid Relief and Economic Security Act but continue to consider accommodations in the normal course of business.

The residential loan and consumer loan portfolios have not experienced significant credit quality deterioration as of September 30, 2021; however, the continuing impact and uncertain nature of the COVID-19 pandemic may result in increases in delinquencies, charge-offs and loan modifications in these portfolios through the remainder of 2021. As of September 30, 2021, we had one active payment deferrals on residential mortgage loans with a total principal balance of $177, 000. As of September 30, 2021, 97.8% of the deferrals have expired and are paying as agreed, 1.8% have expired and are delinquent and 0.5% are in active deferral periods. We have no active payment deferrals on consumer loans and 98.4% of the consumer loan deferrals have expired and are paying as agreed. Requests for additional extensions on residential mortgage loans and consumer loans were not significant as of September 30, 2021.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

In connection with the COVID-19 pandemic, the Company instituted a payment deferral program for certain commercial, mortgage and consumer loans. Most initial deferrals were for a 90-day period and generally not greater than 180 days. The following table provides the principal balance of loans with payment deferrals and the current status of the deferral agreement as of September 30, 2021.

									% Active
									deferrals to
								Total	Total
	Deferrals expired and		Deferrals expired &				Total	outstanding	outstanding
(dollars in thousands)	paying		delinquent		Active deferrals		deferrals	loans	loans
	#	$	#	$	#	$

Commercial real estate	61	$222,393	1	$515	2	$7,740	$230,648	$1,573,284	0.5%
Commercial and industrial	83	37,944	2	261	—	—	38,205	414,814	—
Commercial construction	—	—	—	—	—	—	—	152,685	—
Total commercial loans	144	260,337	3	776	2	7,740	268,853	2,140,783	0.4

One- to Four family	125	34,721	3	452	1	177	35,350	993,725	0.0
Home Equity	12	772	4	184	—	—	956	135,147	—
Residential construction	—	—	—	—	—	—	—	31,817	—
Total residential real estate	137	35,493	7	636	1	177	36,306	1,160,689	0.0

Consumer	311	7,068	6	112	—	—	7,180	156,272	—

Total loans	592	$302,898	16	$1,524	3	$7,917	$312,339	$3,457,744	0.2%

Active
deferrals
expiring
by quarter
(dollars in thousands)	12/31/2021

Commercial real estate	$7,740
Commercial and industrial	—
Commercial construction	—
Total commercial loans	$7,740

One- to Four family	$177
Home equity	—
Residential construction	—
Total residential real estate	$177

Consumer	$—

Total loans	$7,917

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Management continues to evaluate our loan portfolio, particularly the commercial loan portfolio, in light of current economic conditions, the mitigating effects of government stimulus, and loan modification efforts designed to limit the long-term impacts of the COVID-19 pandemic. Our commercial loan portfolio is diversified across many sectors and is largely secured by commercial real estate loans, which make up 73.5% of the total commercial loan portfolio. Management initially identified six sectors as the most susceptible to increased credit risk as a result of the COVID-19 pandemic: retail, office space, hotels, health and social services, restaurants, and recreation. In the second quarter of 2021, as part of ongoing monitoring of the at-risk sectors, management determined that the health and social services sector no longer presents an additional risk from the impact of the COVID-19 pandemic. As the COVID-19 pandemic has progressed, borrowers in this sector have returned to pre-pandemic revenue and profitability levels. Health and social services operations supported by first-round PPP loans have a 100% forgiveness rate. Further, over the last eight quarters, the sector has experienced a positive migration in obligor risk ratings and no watch or substandard credits, and delinquency in the sector is currently zero. The total loan portfolio of the remaining five commercial sectors identified as at risk totaled $751.0 million at September 30, 2021, which represents 35.1% of the commercial loan portfolio. The five currently identified at-risk sectors include $630.4 million in commercial real estate loans, $75.8 million in commercial and industrial loans, and $44.8 million in commercial construction loans. Non-performing loans included in the at-risk sectors amounted to $18.3 million at September 30, 2021, of which $9.1 million was included in the hotels sector and $8.8 million was included in the office sector.

	At Risk Sectors
								Percent
						Total		at risk
						at risk	Total	sector
	Retail	Office	Hotel	Restaurants	Recreation	sectors	loans	to total

	(dollars in thousands)

Commercial real estate	$219,299	$199,329	$182,622	$14,498	$14,630	$630,378	$1,573,284	40.1%
Commercial and industrial	28,858	14,009	2,022	27,073	3,835	75,797	414,814	18.3
Commercial construction	18,605	854	9,040	16,284	—	44,783	152,685	29.3
Total	$266,762	$214,192	$193,684	$57,855	$18,465	$750,958	$2,140,783	35.1%

Outstanding principal, active commercial deferrals	$—	$—	7,740	$—	$—	$7,740	$2,140,783	0.4%
Outstanding principal, expired and delinquent commercial deferrals	$—	$515	242	$—	$—	$757	$2,140,783	0.0%
PPP loans, net of fees	$—	$—	31	$313	$3	$347	$52,143	0.7%
Nonaccrual loans	$387	$8,843	9,061	$30	$—	$18,321	$36,486	50.2%

As of September 30, 2021, the retail sector was $266.8 million, or 12.5% of total commercial loans, and included $219.3 million in commercial real estate loans, $28.9 million in commercial and industrial loans, and $18.6 million in commercial construction loans. There are no active deferrals for loans in this sector or PPP loans. We originated $6.0 million loans during the third quarter that are within the retail sector.

As of September 30, 2021, the office space sector was $214.2 million, or 10.0% of total commercial loans, and included $199.3 million in commercial real estate loans, $14.0 million in commercial and industrial loans, and $854,000 in commercial construction loans. There are no active deferrals for loans and one expired deferral, in the amount of $515,000 is delinquent and on nonaccrual. No PPP loans were originated in this sector. We originated $1.4 million loans during the third quarter that are within the office space sector and there were $4.5 million in advances on existing loans. The Bank is the lead bank in a commercial real estate credit secured by office space that was downgraded and placed on nonaccrual during the third quarter of 2021. The Bank’s portion of this credit has a recorded net book value of $8.8 million, and a specific reserve of $5.0 million was recorded.

As of September 30, 2021, the hotel sector was $193.7 million, or 9.1% of total commercial loans, and included $182.6 million in commercial real estate loans, $2.0 million in commercial and industrial loans, and $9.0 million in commercial construction loans. PPP loans included in the sector totaled $31,000. Active deferrals for loans in this sector

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

had outstanding principal balances of $7.7 million, and one loan with an outstanding principal balance of $242,000 had an expired deferral period and is greater than 30 days delinquent. At September 30, 2021, nonperforming loans included in the hotel sector amount to $9.1 million. The non-accrual loan amounted to $9.1 million with a deferral period that expired in the third quarter of 2021; however, it was determined in the fourth quarter of 2020 that weaknesses in the borrower’s credit warranted a downgrade to substandard and nonaccrual status. A specific reserve of $1.8 million has been allocated to this loan. The Bank is receiving payments of interest only on its pro rata share of the loan in accordance with a forbearance agreement, in part through a non-revolving line of credit provided solely by the lead bank. The Bank sold a nonperforming loan that was included in the hotel sector in the third quarter of 2021. Proceeds on the sale amounted to $3.1 million and a charge-off of $157,000 was recorded at the transfer of the loan into held for sale.

As of September 30, 2021, the restaurant sector amounted to $57.9 million, or 2.7% of total commercial loans, including $313,000 in PPP loans. There were no active deferrals in this sector and expired deferrals are paying as expected. The recreation sector amounted to $18.5 million, or 0.9% of total commercial loans, including $3,000 in PPP loans. There are no active deferrals for loans in this sector and expired deferrals are paying as expected.

Nonperforming assets increased $1.8 million, or 5.2%, from $34.7 million at December 31, 2020, primarily reflecting the impact of a few large commercial real estate credits. Overall, the loan portfolio has not experienced significant credit quality deterioration as of September 30, 2021; however, the continuing impact and uncertain nature of the COVID-19 pandemic may result in increases in delinquencies, charge-offs and loan modifications in these portfolios through the remainder of the year. Continued uncertainty regarding the severity and duration of the COVID-19 pandemic and related economic effects may continue to impact the magnitude of loan loss provisions and allowance for loan losses.

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

Comparison of Financial Condition at September 30, 2021 and December 31, 2020

Total Assets.    Total assets increased $83.5 million, or 1.9%, to $4.57 billion at September 30, 2021 from $4.48 billion at December 31, 2020. The increase primarily reflects an increase of $114.1 million in securities available for sale and an increase of $103.0 million in short-term investments, a partially offset by a $131.6 million decrease in loans held for sale and a $29.5 million decrease in net loans.

Cash and Cash Equivalents.    Cash and cash equivalents increased $113.8 million to $319.6 million at September 30, 2021 from $205.9 million at December 31, 2020 primarily due to an increase in short-term investments.

Loans Held for Sale.    Loans held for sale at September 30, 2021 were $77.1 million, a decrease of $131.6 million from $208.6 million at December 31, 2020, as residential mortgage loan demand decreased primarily due to a decrease in refinancing activity.

Loans, net.    At September 30, 2021, net loans were $3.41 billion, a decrease of $29.5 million, or 0.9%, from $3.44 billion at December 31, 2020, primarily due to decreases in consumer loans of $117.6 million and commercial and industrial loans of $49.6 million, partially offset by increases in residential real estate loans of $54.9 million, commercial construction loans of $53.4 million, and commercial real estate loans of $22.0 million. Excluding the change in PPP loans, commercial and industrial loans increased $22.1 million. The allowance for loan losses was $48.0 million at September

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

30, 2021 and $55.4 million at December 31, 2020, the decrease primarily reflecting the $5.8 million reversal of loan loss provision for the nine months ended September 30, 2021.

The following table provides the composition of our loan portfolio at the dates indicated:

	September 30, 2021		December 31, 2020
	Amount	Percent	Amount	Percent

	(dollars in thousands)

Residential real estate:
One- to four-family	$993,725	28.7%	$928,934	26.6%
Second mortgages and equity lines of credit	135,147	3.9	145,672	4.2
Residential construction	31,817	0.9	31,217	0.9
Total residential real estate	1,160,689	33.5	1,105,823	31.7
Commercial:
Commercial real estate	1,573,284	45.5	1,551,265	44.4
Commercial construction	152,685	4.4	99,331	2.8
Commercial and industrial	414,814	11.9	464,393	13.3
Total commercial loans	2,140,783	61.8	2,114,989	60.5
Consumer:
Auto	15,711	0.5	25,134	0.7
Auto lease loans	133,308	3.9	240,132	6.9
Personal	7,253	0.3	8,564	0.2
Total consumer	156,272	4.7	273,830	7.8
Total loans	3,457,744	100.0%	3,494,642	100.0%
Allowance for loan losses	(47,988)		(55,395)
Loans, net	$3,409,756		$3,439,247

Securities.    Total investment securities at September 30, 2021 were $390.6 million, an increase of $114.1 million, or 41.2%, from $276.5 million at December 31, 2020. In the first quarter of 2020, with intention to reduce credit risk in the investment portfolio, held-to-maturity securities were sold and as a result the remaining held-to-maturity securities were transferred to the available for sale category. For the nine months ended September 30, 2021, purchases amounted to $248.2 million in U.S. government agency mortgage-backed securities and $38.2 million U.S. government obligations. The following table provides the composition of our securities available for sale at the dates indicated:

	September 30, 2021		December 31, 2020
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(in thousands)

Securities available for sale:
Debt securities:
U.S. government and government-sponsored enterprise obligations	$38,155	$37,729	$5,002	$5,095
U.S. government agency and government-sponsored mortgage-backed and collateralized mortgage obligations	350,280	348,804	251,145	254,283
SBA asset-backed securities	3,882	4,019	16,249	17,120
Total securities available for sale	$392,317	$390,552	$272,396	$276,498

Mortgage servicing rights.    Mortgage servicing rights (“MSRs”) are created as a result of our mortgage banking origination activities and accounted for at fair value. At September 30, 2021, we serviced mortgage loans for others with an aggregate outstanding principal balance of $3.63 billion. Total MSRs were $36.5 million at September 30, 2021 and $24.8 million at December 31, 2020.

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

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

originated in a low mortgage rate environment. Management may choose to hedge the mortgage servicing assets in the future or limit the balance of MSRs by selling them or selling loans with the servicing released.

Deposits.    Deposits increased $188.2 million, or 5.4%, to $3.69 billion at September 30, 2021 from $3.51 billion at December 31, 2020. The following table sets forth information concerning the composition of deposits:

	September 30,	December 31,	Increase (Decrease)
	2021	2020	Dollars	Percent

	(dollars in thousands)

Noninterest-bearing deposits	$756,917	$689,672	$67,245	9.8%
NOW accounts	300,504	218,526	81,978	37.5
Regular savings	1,144,595	998,994	145,601	14.6
Money market accounts	536,216	550,834	(14,618)	(2.7)
Term certificate accounts	544,067	614,884	(70,817)	(11.5)
Consumer and business deposits	3,282,299	3,072,910	209,389	6.8
Municipal deposits	302,361	321,938	(19,577)	(6.1)
Wholesale deposits	109,720	111,361	(1,641)	(1.5)
Total deposits	$3,694,380	$3,506,209	$188,171	5.4%

Reciprocal deposits	$42,348	$104,946	$(62,598)	(59.6)%

The growth in deposits was driven by an increase of $209.4 million in consumer and business deposits. Consumer and business deposit growth was primarily a response to marketing and promotions of retail products and customers maintaining liquidity due to market uncertainty as a result of the COVID-19 pandemic. At September 30, 2021, wholesale deposits included brokered deposits of $100.0 million and $9.7 million in certificates of deposits from institutional investors. We participate in a reciprocal deposit program that provides access to FDIC-insured deposit products in aggregate amounts exceeding the current limits for depositors. Total deposits included $42.3 million in reciprocal deposits. The wholesale deposits provide a channel for the Company to seek additional funding outside the Company’s core market.

Borrowings.   Total borrowings from the FHLB decreased $58.4 million, or 51.2%, to $55.7 million at September 30, 2021 from $149.1 million at December 31, 2020. On September 30, 2021, the Bank prepaid FHLB borrowings of $20.0 million resulting in an aggregate $1.1 million prepayment penalty.

Stockholders’ equity.  Total stockholders’ equity was $680.0 million at September 30, 2021, compared to $696.3 million at December 31, 2020. During the third quarter, the Company completed a share repurchase program adopted April 16, 2021, repurchasing 2,790,903 shares of the Company’s common stock at an average cost of $14.09 per share. The Company adopted a third share repurchase program on September 17, 2021 to repurchase up to 2,668,159 shares of the Company’s common stock, or approximately 5% of the Company’s outstanding shares. The Company has not repurchased any shares under the third share repurchase program. During the second quarter, the Company completed a share repurchase program adopted September 3, 2020 to repurchase up to 2,920,900 shares of the Company’s common stock at an average cost of $11.32 per share.

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2021 and 2020

HarborOne Bancorp, Inc. Consolidated

Overview.  Consolidated net income for the three and nine months ended September 30, 2021 was $12.3 million and $45.9 million, respectively, compared to net income of $11.9 million and $27.2 million for the three and nine months ended September 30, 2020, respectively.

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

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

	Three Months Ended September 30,
	2021			2020
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

	(dollars in thousands)

Interest-earning assets:
Investment securities (1)	$358,927	$1,293	1.43%	$269,477	$1,319	1.95%
Other interest-earning assets	372,892	170	0.18	121,384	175	0.57
Loans held for sale	84,399	665	3.13	139,418	1,060	3.02
Loans
Commercial loans (2)	2,121,432	22,394	4.19	2,017,492	19,066	3.76
Residential real estate loans (2)	1,121,898	9,352	3.31	1,135,947	11,833	4.14
Consumer loans (2)	170,366	1,934	4.50	333,623	3,597	4.29
Total loans	3,413,696	33,680	3.91	3,487,062	34,496	3.94
Total interest-earning assets	4,229,914	35,808	3.36	4,017,341	37,050	3.67
Noninterest-earning assets	347,060			333,444
Total assets	$4,576,974			$4,350,785
Interest-bearing liabilities:
Savings accounts	$1,136,131	365	0.13	$897,751	589	0.26
NOW accounts	283,725	45	0.06	199,982	39	0.08
Money market accounts	832,340	392	0.19	825,732	745	0.36
Certificates of deposit	570,570	1,087	0.76	684,002	2,895	1.68
Brokered deposits	100,000	161	0.64	139,887	252	0.72
Total interest-bearing deposits	2,922,766	2,050	0.28	2,747,354	4,520	0.65
FHLB advances	84,438	431	2.03	149,750	835	2.22
Subordinated debentures	34,111	524	6.09	33,983	524	6.13
Total borrowings	118,549	955	3.20	183,733	1,359	2.94
Total interest-bearing liabilities	3,041,315	3,005	0.39	2,931,087	5,879	0.80
Noninterest-bearing liabilities:
Noninterest-bearing deposits	756,927			641,353
Other noninterest-bearing liabilities	90,366			89,319
Total liabilities	3,888,608			3,661,759
Total equity	688,366			689,026
Total liabilities and equity	$4,576,974			$4,350,785
Tax equivalent net interest income		32,803			31,171
Tax equivalent interest rate spread (3)			2.97%			2.87%
Less: tax equivalent adjustment		—			2
Net interest income as reported		$32,803			$31,169
Net interest-earning assets (4)	$1,188,599			$1,086,254
Net interest margin (5)			3.08%			3.09%
Tax equivalent effect			—			—
Net interest margin on a fully tax equivalent basis			3.08%			3.09%
Ratio of interest-earning assets to interest-bearing liabilities	139.08%			137.06%

Supplemental information:
Total deposits, including demand deposits	$3,679,693	$2,050		$3,388,707	$4,520
Cost of total deposits			0.22%			0.53%
Total funding liabilities, including demand deposits	$3,798,242	$3,005		$3,572,440	$5,879
Cost of total funding liabilities			0.31%			0.65%

(1) Includes securities available for sale and securities held to maturity. Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21%. The yield on investments before tax equivalent adjustments was 1.95% for the quarter ended September 30, 2020.

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

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

	Nine Months Ended September 30,
	2021			2020
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

	(dollars in thousands)

Interest-earning assets:
Investment securities (1)	318,817	2,671	1.12	261,740	4,571	2.33
Other interest-earning assets	317,837	384	0.16	176,745	1,173	0.89
Loans held for sale	130,622	2,841	2.91	106,790	2,625	3.28
Loans
Commercial loans (2)	2,144,726	65,253	4.07	1,846,462	55,385	4.01
Residential real estate loans (2)	1,090,361	29,439	3.61	1,120,065	35,188	4.20
Consumer loans (2)	209,443	6,954	4.44	373,809	11,918	4.26
Total loans	3,444,530	101,646	3.95	3,340,336	102,491	4.10
Total interest-earning assets	4,211,806	107,542	3.41	3,885,611	110,860	3.81
Noninterest-earning assets	338,980			327,385
Total assets	$4,550,786			$4,212,996
Interest-bearing liabilities:
Savings accounts	$1,104,765	1,363	0.16	$809,106	2,721	0.45
NOW accounts	242,623	123	0.07	182,146	103	0.08
Money market accounts	849,041	1,369	0.22	829,263	4,535	0.73
Certificates of deposit	589,404	3,760	0.85	736,355	10,724	1.95
Brokered deposits	100,000	457	0.61	99,739	935	1.25
Total interest-bearing deposits	2,885,833	7,072	0.33	2,656,609	19,018	0.96
FHLB advances	94,482	1,514	2.14	216,333	2,933	1.81
Subordinated debentures	34,080	1,571	6.16	33,951	1,571	6.18
Total borrowings	128,562	3,085	3.21	250,284	4,504	2.40
Total interest-bearing liabilities	3,014,395	10,157	0.45	2,906,893	23,522	1.08
Noninterest-bearing liabilities:
Noninterest-bearing deposits	749,426			549,233
Other noninterest-bearing liabilities	90,763			76,660
Total liabilities	3,854,584			3,532,786
Total equity	696,202			680,210
Total liabilities and equity	$4,550,786			$4,212,996
Tax equivalent net interest income		97,385			87,338
Tax equivalent interest rate spread (3)			2.96%			2.73%
Less: tax equivalent adjustment		—			22
Net interest income as reported		$97,385			$87,316
Net interest-earning assets (4)	$1,197,411			$978,718
Net interest margin (5)			3.09%			3.00%
Tax equivalent effect			—			—
Net interest margin on a fully tax equivalent basis			3.09%			3.00%
Ratio of interest-earning assets to interest-bearing liabilities	139.72%			133.67%

Supplemental information:
Total deposits, including demand deposits	$3,635,259	$7,072		$3,205,842	$19,018
Cost of total deposits			0.26%			0.79%
Total funding liabilities, including demand deposits	$3,763,821	$10,157		$3,456,126	$23,522
Cost of total funding liabilities			0.36%			0.91%

(1) Includes securities available for sale and securities held to maturity. Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21%. The yield on investments before tax equivalent adjustments was 2.32% for the nine months ended September 30, 2020.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021 v. 2020			2021 v. 2020
	Increase (Decrease) Due to Changes in		Total	Increase (Decrease) Due to Changes in		Total
	Volume	Rate	Increase (Decrease)	Volume	Rate	Increase (Decrease)

	(in thousands)

Interest-earning assets:
Investment securities	$373	$(399)	$(26)	$846	$(2,746)	$(1,900)
Other interest-earning assets	172	(177)	(5)	559	(1,348)	(789)
Loans held for sale	(398)	3	(395)	540	(324)	216
Loans
Commercial loans	1,207	2,121	3,328	8,855	1,013	9,868
Residential real estate loans	(130)	(2,351)	(2,481)	(908)	(4,841)	(5,749)
Consumer loans	(1,653)	(10)	(1,663)	(5,006)	42	(4,964)
Total loans	(576)	(240)	(816)	2,941	(3,786)	(845)
Total interest-earning assets	(429)	(813)	(1,242)	4,886	(8,204)	(3,318)
Interest-bearing liabilities:
Savings accounts	128	(352)	(224)	766	(2,124)	(1,358)
NOW accounts	14	(8)	6	31	(11)	20
Money market accounts	6	(359)	(353)	106	(3,272)	(3,166)
Certificates of deposit	(419)	(1,389)	(1,808)	(1,826)	(5,138)	(6,964)
Brokered deposit	(65)	(26)	(91)	2	(480)	(478)
Total interest-bearing deposits	(336)	(2,134)	(2,470)	(921)	(11,025)	(11,946)
FHLB advances	(299)	(105)	(404)	(1,249)	(170)	(1,419)
Subordinated debentures	2	(2)	—	5	(5)	—
Total borrowings	(297)	(107)	(404)	(1,244)	(175)	(1,419)
Total interest-bearing liabilities	(633)	(2,241)	(2,874)	(2,165)	(11,200)	(13,365)
Change in net interest income	$204	$1,428	$1,632	$7,051	$2,996	$10,047

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Interest and Dividend Income.    Interest and dividend income on a tax equivalent basis decreased $1.2 million, or 3.3%, to $35.8 million for the three months ended September 30, 2021, compared to $37.1 million for the three months ended September 30, 2020. All adjustable rate products were negatively impacted by the Federal Reserve cuts to the federal funds rate, and although loan origination volume remains strong, lower rates on loan originations negatively impacted interest and dividend income. For the three months ended September 30, 2021, the components of the decrease were an $816,000 decrease in interest on loans, a $395,000 decrease in interest on loans held for sale, a $26,000 decrease investment income, and a $5,000 decrease in interest on other interest earning assets. The decrease in interest on loans reflects a $73.4 million decrease in average balances and a 3 basis point decrease in the yield. Loan interest income for the three months ended September 30, 2021 included $675,000 in accretion income from the fair value discount on loans acquired from Coastway Bancorp, Inc.(“Coastway”), as compared to $1.6 million for the three months ended September 30, 2020. Loan interest income for the three months ended September 30, 2021 also includes $1.9 million in recognition of origination fees on the PPP loans, as compared to $653,000 for the three months ended September 30, 2020. The decrease in interest on loans held for sale reflected a lower average balance due to a decrease in residential real estate mortgage loan demand.

Compared to the first nine months of 2020, interest and dividend income decreased $3.3 million, or 3.0%, reflecting a $1.9 million decrease in investment income, a $845,000 decrease in total loan income, and a $789,000 decrease in other interest-earning assets income, partially offset by a $216,000 increase in income from loans held for sale. Average investments increased $57.1 million; however, the yield decreased 121 basis points, primarily as a result of accelerated amortization of premiums on mortgage-backed securities. The average of total loans increased $104.2 million, offset by a 15 basis points decrease in the yield. The average of other interest-bearing assets increased $141.1 million, offset by a 73 basis point decrease in yield.

Interest Expense.    Interest expense decreased $2.9 million, or 48.9%, to $3.0 million for the three months ended September 30, 2021 from $5.9 million for the three months ended September 30, 2020. The decrease resulted from a $2.5 million decrease in interest expense on deposits and a $404,000 decrease in interest expense on FHLB borrowings. The decrease in interest expense on deposits reflected a 37-basis point decrease in the cost of interest-bearing deposits, partially offset by $175.4 million, or 6.4%, increase in the average balance of interest-bearing deposits. The cost of deposit funds was significantly impacted by falling rates and the deposit mix, as customers moved to more liquid options. The average balance of savings accounts increased $238.4 million, or 26.6%, and the average cost of savings accounts decreased 13 basis points. The cost of money market deposits decreased 17 basis points to 0.19% for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, and the average balance increased 0.8%. Average certificates of deposit decreased by $113.4 million, or 16.6%, and the cost of certificates of deposits was 0.76% for the second quarter of 2021 compared to 1.68% for the second quarter of 2020. The decrease in interest expense on FHLB advances resulted from a $65.3 million, or 43.6% decrease in average balances and a 19-basis point decrease in the cost of FHLB advances.

Compared to the first nine months of 2020, interest expense decreased $13.4 million, or 56.8%, to $10.2 million from $23.5 million reflecting similar trends discussed in the quarter over quarter results. Average interest bearing deposits increased $229.2 million, or 8.6%, and the cost of interest-bearing deposits decreased 63 basis points year over year. The decrease in interest expense on FHLB borrowings is due to the average balance decrease of $121.9 million, or 56.3%, partially offset by a 33 basis point increase in the cost of borrowed funds.

Net Interest and Dividend Income.    Net interest and dividend income on a tax equivalent basis increased $1.6 million, or 5.2%, to $34.4 million for the three months ended September 30, 2021 from $31.2 million for the three months ended September 30, 2020, primarily as a result of deposit account repricing and commercial loan growth. The tax equivalent net interest spread increased 10 basis points to 2.97% for the three months ended September 30, 2021 from 2.87% for the three months ended September 30, 2020, and net interest margin on a tax equivalent basis decreased 1 basis point to 3.08% for the three months ended September 30, 2021 from 3.09% for three months ended September 30, 2020.

Compared to the first nine months of 2020, net interest and dividend income increased $10.1 million, or 11.5%, to $97.4 million from $87.3 million. The tax equivalent net interest spread increased 23 basis points to 2.96% for the nine months ended September 30, 2021 from 2.73% for the nine months ended September 30, 2020, and net interest margin on a tax equivalent basis also increased by 9 basis points to 3.09% for the nine months ended September 30, 2021 from 3.00% for the nine months ended September 30, 2020.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Income Tax Provision.    The provision for income taxes and effective tax rate for the three months ended September 30, 2021 was $4.9 million and 28.6%, respectively, compared to $4.6 million and 27.7%, respectively, for the three months ended September 30, 2020.

The provision for income taxes and effective tax rate for the nine months ended September 30, 2021 was $18.1 million and 28.3%, respectively, compared to $9.9 million and 26.8%, respectively, for the nine months ended September 30, 2020.

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

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The table below shows the results of operations for the Company’s segments, HarborOne Bank and HarborOne Mortgage, for the three and nine months ended September 30, 2021 and 2020, and the increase or decrease in those results:

	HarborOne Bank				HarborOne Mortgage
	Three Months Ended				Three Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2021	2020	Dollars	Percent	2021	2020	Dollars	Percent

	(dollars in thousands)

Net interest and dividend income	$32,494	$30,599	$1,895	6.2%	$792	$1,000	$(208)	(20.8)%
Provision (credit) for loan losses	(1,627)	13,454	(15,081)	(112.1)	—	—	—	—
Net interest and dividend income, after provision (credit) for loan losses	34,121	17,145	16,976	99.0	792	1,000	(208)	(20.8)
Mortgage banking income:
Gain on sale of mortgage loans	—	—	—	—	12,756	34,055	(21,299)	(62.5)
Intersegment gain (loss)	(1,373)	(645)	(728)	(112.9)	2,366	645	1,721	266.8
Changes in mortgage servicing rights fair value	(74)	(354)	280	79.1	(918)	161	(1,079)	(670.2)
Other	263	334	(71)	(21.3)	3,619	3,924	(305)	(7.8)
Total mortgage banking income (loss)	(1,184)	(665)	(519)	(78.0)	17,823	38,785	(20,962)	(54.0)
Other noninterest income (loss)	6,339	6,326	13	0.2	25	(8)	33	412.5
Total noninterest income	5,155	5,661	(506)	(8.9)	17,848	38,777	(20,929)	(54.0)
Noninterest expense	26,570	26,300	270	1.0	12,387	19,133	(6,746)	(35.3)
Income (loss) before income taxes	12,706	(3,494)	16,200	463.7	6,253	20,644	(14,391)	(69.7)
Provision (benefit) for income taxes	3,575	571	3,004	526.1	1,559	4,550	(2,991)	(65.7)
Net income (loss)	$9,131	$(4,065)	$13,196	324.6%	$4,694	$16,094	$(11,400)	(70.8)%

	HarborOne Bank					HarborOne Mortgage
	Nine Months Ended					Nine Months Ended
	September 30,		Increase (Decrease)			September 30,		Increase (Decrease)
	2021	2020	Dollars	Percent		2021	2020	Dollars	Percent

	(dollars in thousands)

Net interest and dividend income	$95,876	$86,248	$9,628	11.2%		$2,897	$2,020	$877	43.4%
Provision (credit) for loan losses	(5,822)	27,207	(33,029)	(121.4)		—	—	—	—
Net interest and dividend income, after provision (credit) for loan losses	101,698	59,041	42,657	72.2		2,897	2,020	877	43.4
Mortgage banking income:
Gain on sale of mortgage loans	—	—	—	—		51,820	77,195	(25,375)	(32.9)
Intersegment gain (loss)	(2,945)	(2,444)	(501)	(20.5)		3,938	2,444	1,494	61.1
Changes in mortgage servicing rights fair value	(207)	(2,014)	1,807	89.7		72	(3,677)	3,749	102.0
Other	839	1,031	(192)	(18.6)		11,633	9,619	2,014	20.9
Total mortgage banking income (loss)	(2,313)	(3,427)	1,114	32.5		67,463	85,581	(18,118)	(21.2)
Other noninterest income (loss)	17,328	19,640	(2,312)	(11.8)		37	(141)	178	126.2
Total noninterest income	15,015	16,213	(1,198)	(7.4)		67,500	85,440	(17,940)	(21.0)
Noninterest expense	75,161	75,806	(645)	(0.9)		44,545	47,923	(3,378)	(7.0)
Income before income taxes	41,552	(552)	42,104	NM		25,852	39,537	(13,685)	(34.6)
Provision for income taxes	11,873	2,199	9,674	439.9		6,905	8,667	(1,762)	(20.3)
Net income	$29,679	$(2,751)	$32,430	NM	%	$18,947	$30,870	$(11,923)	(38.6)%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

HarborOne Bank Segment

Results of Operations for the Three and Nine Months Ended September 30, 2021 and 2020

Net Income.    The Bank’s net income increased by $13.2 million to $9.1 million for the three months ended September 30, 2021 compared to a net loss of $4.1 million for the three months ended September 30, 2020. Pre-tax income was $12.7 million for the three months ended September 30, 2021, a $16.2 million increase from the three months ended September 30, 2020. The increase in pre-tax income reflects a $15.1 million decrease in the provision for loan losses, an increase of $1.9 million in net interest and dividend income, a $506,000 decrease in noninterest income, and a $270,000 increase in noninterest expense. The provision for income taxes increased $3.0 million.

Compared to the first nine months of 2020, the Bank’s net income for the nine months ended September 30, 2021 increased $32.4 million to $29.7 million from a net loss of $2.8 million. Pre-tax income increased $42.1 million, or 762.8%, due to a $33.0 million decrease in provision for loan losses, a $9.6 million increase in net interest and dividend income and a $645,000 decrease in noninterest expense partially offset by a $1.2 million decrease in noninterest income. The provision for income taxes increased $9.7 million.

Provision for Loan Losses.    The Bank recorded a reversal of provision for loan losses of $1.6 million and $5.8 million for three and nine months ended September 30, 2021, respectively, as compared to a provision for loan losses of $13.5 million and $27.2 million, respectively, for the three and nine months ended September 30, 2020. Changes in the provision for loan losses are based on management’s assessment of loan portfolio growth and composition changes, historical charge-off trends, and ongoing evaluation of credit quality and current economic conditions.

The provision for loan losses for the quarter ended September 30, 2021 included adjustments for our quarterly analysis of our historical and peer loss experience rates, commercial and residential loan growth, and a $5.0 million specific reserve on one commercial real estate credit. These items, combined with adjustments for positive economic and pandemic trends of $4.8 million, resulted in a $1.6 million negative provision. The provision for loan losses for the three and nine months ended September 30, 2020 included adjustments for our quarterly analysis of our historical and peer loss experience rates, commercial real estate loan growth, and replenishment driven by charge-off activity. The three and nine months ended September 30, 2020 also included a $10.7 million and $17.9 million, respectively of provision directly related to the estimate of inherent losses resulting from the impact of the COVID-19 pandemic.

In estimating the provision for the COVID-19 pandemic, management considered economic factors, including unemployment rates and the interest rate environment, the volume and dollar amount of requests for payment deferrals, and the loan risk profile of each loan type. Positive economic trends, vaccination rates, and COVID-19 cases, low delinquency levels, and status of deferred loans resulted in management reducing provisions related to the COVID-19 pandemic in the third quarter of 2021 with a reversal of provision of $4.8 million. The additional provisions provided to each loan category for the three months ended September 30, 2020 amounted to allocations of $1.6 million to the residential real estate portfolio, $3.2 million to the commercial portfolio and $935,000 to the consumer portfolio.

Net charge-offs were $1.7 million and $1.6 million for the three and nine months ended September 30, 2021 compared to net charge-offs of $338,000 and $2.0 million for the three and nine months ended September 30, 2020. Net recoveries to average loans outstanding on an annualized basis for the three and nine months ended September 30, 2021 were 0.19% and 0.06%, respectively, compared to net charge-offs to average loans outstanding of 0.04% and 0.08% for the three and nine months ended September 30, 2020. During the third quarter of 2021, there was a $1.5 million charge-off on a single commercial real estate credit previously reserved for in the second quarter of 2021. The 2020 year-to-date charge-offs includes a $1.2 million commercial real estate charge-off on a loan acquired from Coastway, secured by a hotel property, in the amount of $3.1 million and whose credit deterioration was unrelated to the COVID-19 pandemic. At September 30, 2021, nonperforming assets were $36.5 million and nonperforming assets to total assets were 0.80% as compared to $40.9 million and 0.93%, respectively, at September 30, 2020.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Noninterest Income.    Total noninterest income was $5.2 million and $15.0 million for the three and nine months ended September 30, 2021 compared to $5.7 million and $16.2 million for the respective prior year periods. The following table sets forth the components of noninterest income:

	Three Months Ended September 30,		Increase (Decrease)
	2021	2020	Dollars	Percent

	(dollars in thousands)

Intersegment loss	$(1,373)	$(645)	$(728)	(112.9)%
Secondary market loan servicing fees, net of guarantee fees	263	334	(71)	(21.3)
Changes in mortgage servicing rights fair value	(74)	(354)	280	79.1
Total mortgage banking loss	(1,184)	(665)	(519)	(78.0)%
Interchange fees	2,674	2,384	290	12.2
Other deposit account fees	1,984	1,067	917	85.9
Income on retirement plan annuities	108	105	3	2.9
Gain on sale and call of securities	241	—	241	100.0
Bank-owned life insurance income	515	560	(45)	(8.0)
Swap fee income	20	119	(99)	(83.2)
Other	797	2,091	(1,294)	(61.9)
Total noninterest income	$5,155	$5,661	$(506)	(8.9)%

	Nine Months Ended September 30,		Increase (Decrease)
	2021	2020	Dollars	Percent

	(dollars in thousands)

Intersegment loss	$(2,945)	$(2,444)	$(501)	(20.5)%
Secondary market loan servicing fees, net of guarantee fees	839	1,031	(192)	(18.6)
Changes in mortgage servicing rights fair value	(207)	(2,014)	1,807	89.7
Total mortgage banking loss	(2,313)	(3,427)	1,114	32.5%
Interchange fees	7,825	6,560	1,265	19.3
Other deposit account fees	5,231	3,791	1,440	38.0
Income on retirement plan annuities	318	309	9	2.9
Gain on sale and call of securities	241	2,533	(2,292)	(90.5)
Bank-owned life insurance income	1,516	1,665	(149)	(8.9)
Swap fee income	315	1,261	(946)	(75.0)
Other	1,882	3,521	(1,639)	(46.5)
Total noninterest income	$15,015	$16,213	$(1,198)	(7.4)%

The primary reasons for the variances within the noninterest income categories shown in the preceding table are noted below:

●	The Bank records an intersegment loss on loans purchased from HarborOne Mortgage that is offset in consolidation. The Bank has purchased $372.0 million residential mortgage loans from HarborOne Mortgage during the nine months ended September 30, 2021.
●	The change in the MSR fair value is consistent with the change in the 10-year Treasury Constant Maturity rate. As interest rates rise and prepayment speeds decrease, MSR fair value tends to increase. Conversely, when interest rates fall and prepayment speeds increase, MSR fair value tends to decrease. The 10-year Treasury Constant Maturity rate increased 7 basis points for the three months ended September 30, 2021, positively impacting the fair value of the mortgage servicing rights, resulting in a $173,000 positive fair value adjustment. The quarter-to-date fair value increase was offset by residential mortgage loan payoffs that resulted in a $248,000 decrease in MSRs for the three months ended September 30, 2021.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

During the nine months ended September 30, 2021, the 10-year Treasury Constant Maturity rate increased 59 basis points from year end 2020 and positively impacted the fair value of the mortgage servicing rights in the amount of $701,000. The year-to-date fair value increase was offset by residential loan payoffs that resulted in a $908,000 decrease in MSRs.

During the three months ended September 30, 2020, the 10-year Treasury Constant Maturity rate increased 3 basis points and the fair value change and decrease as a result of residential mortgage payoffs was $355,000. During the nine months ended September 30, 2020, the 10-year Treasury Constant Maturity rate decreased 123 basis points and the fair value change and decrease as a result of residential mortgage payoffs was $2.0 million.

●	The increase in interchange fess and other deposit account fees reflects an increase in customer transaction activity as COVID-19 pandemic restrictions lifted and the reinstatement of the Bank’s normal deposit account fee schedule.
●	Swap fee income is collected and recorded at the time the swap contract is entered into and therefore income fluctuates as a function of the swap agreements entered into in a period.
●	Gain on sale of securities for the three and nine months ended September 30, 2021 is the result of the sale of securities with proceeds of $39.3 million.
●	The three and nine months ended September 30, 2020 include $1.6 million in income from the sale of VISA B shares held in the investment portfolio.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Noninterest Expense.    Total noninterest expense was $26.6 million and $75.2 million for the three and nine months ended September 30, 2021, respectively, compared to $26.3 million and $75.8 million for the respective prior year periods. The following table sets forth the components of noninterest expense:

	Three Months Ended September 30,		Increase (Decrease)
	2021	2020	Dollars	Percent

	(dollars in thousands)

Compensation and benefits	$14,736	$15,313	$(577)	(3.8)%
Occupancy and equipment	4,013	3,774	239	6.3
Data processing expenses	2,028	2,071	(43)	(2.1)
Loan expenses	320	350	(30)	(8.6)
Marketing	795	747	48	6.4
Deposit expenses	431	476	(45)	(9.5)
Postage and printing	374	391	(17)	(4.3)
Professional fees	1,075	1,009	66	6.5
Prepayment penalties on Federal Home Loan Bank advances	1,095	—	1,095	100.0
Foreclosed and repossessed assets	(308)	27	(335)	NM
Deposit insurance	341	309	32	10.4
Other expenses	1,670	1,833	(163)	(8.9)
Total noninterest expense	$26,570	$26,300	$270	1.0%

	Nine Months Ended September 30,		Increase (Decrease)
	2021	2020	Dollars	Percent

	(dollars in thousands)

Compensation and benefits	$41,664	$41,863	$(199)	(0.5)%
Occupancy and equipment	12,239	10,843	1,396	12.9
Data processing expenses	6,479	6,377	102	1.6
Loan expenses	925	849	76	9.0
Marketing	2,334	2,552	(218)	(8.5)
Deposit expenses	1,209	1,436	(227)	(15.8)
Postage and printing	1,098	1,248	(150)	(12.0)
Professional fees	2,960	3,120	(160)	(5.1)
Prepayment penalties on Federal Home Loan Bank advances	1,095	—	1,095	100.0
Foreclosed and repossessed assets	(332)	165	(497)	(301.2)
Deposit insurance	993	859	134	15.6
Other expenses	4,497	6,494	(1,997)	(30.8)
Total noninterest expense	$75,161	$75,806	$(645)	(0.9)%

The primary reasons for the significant variances within the noninterest expense categories shown in the preceding table are noted below:

●	The decrease in compensation and benefits reflects a decrease in incentive plan expense based on incentive plan goals in 2021.

●	The increase in occupancy expense reflects increases related to building maintenance expense, software expense and rent expense.

●	There was a $1.1 million prepaid penalty for the prepayment of $20.0 million in FHLB debt for the three and nine months ended September 30, 2021.

●	The year-to-date decrease in other expenses is due to a $1.5 million decrease in COVID-19 pandemic expenses for the nine months ended September 30, 2021.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

HarborOne Mortgage Segment

Results of Operations for the Three and Nine Months Ended September 30, 2021 and 2020

Net Income.   HarborOne Mortgage recorded net income of $4.7 million and $18.9 million for the three and nine months ended September 30, 2021 as compared to net income of $16.1 million and $30.9 million for the prior year periods. HarborOne Mortgage segment’s results are heavily impacted by prevailing rates, refinancing activity and home sales.

Noninterest Income.    Total noninterest income was $17.8 million and $67.5 million for the three and nine months ended September 30, 2021, respectively, as compared to $38.8 million and $85.6 million for the respective prior year periods. Noninterest income is primarily from mortgage banking income for which the following table provides further detail:

	Three Months Ended September 30,		Increase (Decrease)
	2021	2020	Dollars	Percent

	(dollars in thousands)

Gain on sale of mortgage loans	$12,756	$34,055	$(21,299)	(62.5)%
Intersegment gain	2,366	645	1,721	266.8
Processing, underwriting and closing fees	1,974	2,964	(990)	(33.4)
Secondary market loan servicing fees net of guarantee fees	1,645	960	685	71.4
Changes in mortgage servicing rights fair value	(918)	161	(1,079)	670.2
Total mortgage banking income	$17,823	$38,785	$(20,962)	(54.0)%

Originated mortgage servicing rights included in gain on sale of mortgage loans	$1,577	$4,073	$(2,496)	(61.3)%
Change in 10-year Treasury Constant Maturity rate in basis points	7	3

	Nine Months Ended September 30,		Increase (Decrease)
	2021	2020	Dollars	Percent

	(dollars in thousands)

Gain on sale of mortgage loans	$51,820	$77,195	$(25,375)	(32.9)%
Intersegment gain	3,938	2,444	1,494	61.1
Processing, underwriting and closing fees	7,147	7,490	(343)	(4.6)
Secondary market loan servicing fees net of guarantee fees	4,486	2,129	2,357	110.7
Changes in mortgage servicing rights fair value	72	(3,677)	3,749	102.0
Total mortgage banking income	$67,463	$85,581	$(18,118)	(21.2)%

Originated mortgage servicing rights included in gain on sale of mortgage loans	$11,823	$8,164	$3,659	44.8%
Change in 10-year Treasury Constant Maturity rate in basis points	59	(123)

The primary reasons for the significant variances in the noninterest income category shown in the preceding table are noted below:

●	The change in the MSR fair value is consistent with the change in the 10-year Treasury Constant Maturity rate. As interest rates rise and prepayment speeds decrease, MSR fair value tends to increase. Conversely, when interest rates fall and prepayment speeds increase, MSR fair value tends to decrease. The 10-year Treasury Constant Maturity rate increased 7 basis points for the three months ended September 30, 2021, positively impacting the fair value of the mortgage servicing rights, resulting in a $448,000 positive fair value adjustment. The quarter-to-date fair value increase was offset by residential mortgage loan payoffs that resulted in a $1.4 million decrease in MSRs for the three

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

months ended September 30, 2021. During the nine months ended September 30, 2021, the 10-year Treasury Constant Maturity rate increased 59 basis points from year end 2020 and positively impacted the fair value of the mortgage servicing rights in the amount of $3.9 million. The year-to-date fair value increase was offset by residential loan payoffs that resulted in a $3.8 million decrease in MSRs.

During the three months ended September 30, 2020, the 10-year Treasury Constant Maturity rate increased 3 basis points and the fair value change and decrease as a result of residential mortgage payoffs was $161,000. During the nine months ended September 30, 2020, the 10-year Treasury Constant Maturity rate decreased 123 basis points and the fair value change and decrease as a result of residential mortgage payoffs was $3.7 million.

●	Quarter-over-quarter, gain on sale of mortgages and processing, underwriting and closing fees decreased as loan closings decreased due to a decrease in refinancing activity. Year-over-year, although the dollar volume of loan closings was higher, the number of loans closed was lower and gain-on-sale margins narrowed in 2021.
●	The increase in the secondary market loan servicing fee net of guarantee fees reflects the increase in serviced mortgage loans from $2.65 billion at September 30, 2020 to $3.63 billion at September 30, 2021.

The following table provides additional loan production detail:

	Three Months Ended September 30,
	2021		2020
	Loan		Loan
	Amount	% of Total	Amount	% of Total

	(dollars in thousands)

Product Type
Conventional	$379,934	62.8%	$626,010	79.4%
Government	35,021	5.9	49,678	6.3
State Housing Agency	20,739	3.4	23,839	3.0
Jumbo	168,999	27.9	89,360	11.3
Seconds	193	0.0	185	—
Total	$604,886	100.0%	$789,072	100.0%

Purpose
Purchase	$324,886	53.7%	$361,821	45.8%
Refinance	269,011	44.5	415,738	52.7
Construction	10,989	1.8	11,513	1.5
Total	$604,886	100.0%	$789,072	100.0%

	Nine Months Ended September 30,
	2021		2020
	Loan		Loan
	Amount	% of Total	Amount	% of Total

	(dollars in thousands)

Product Type
Conventional	$1,395,093	69.7%	$1,497,146	74.8%
Government	126,724	6.3	116,642	5.8
State Housing Agency	55,792	2.8	57,065	2.9
Jumbo	425,819	21.1	329,658	16.5
Seconds	457	0.0	457	—
Total	$2,003,885	100.0%	$2,000,968	100.0%

Purpose
Purchase	$844,973	42.2%	$738,555	36.9%
Refinance	1,132,700	56.5	1,229,841	61.5
Construction	26,212	1.3	32,572	1.6
Total	$2,003,885	100.0%	$2,000,968	100.0%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Noninterest Expense.    Total noninterest expense was $12.4 million and $44.5 million for the three and nine months ended September 30, 2021 compared to $19.1 million and $47.9 million for the respective, prior year periods. The following tables set forth the components of noninterest expense:

	Three Months Ended September 30,		Increase (Decrease)
	2021	2020	Dollars	Percent

	(dollars in thousands)

Compensation and benefits	$10,022	$14,680	$(4,658)	(31.7)%
Occupancy and equipment	702	792	(90)	(11.4)
Data processing expenses	153	48	105	218.8
Loan expenses	1,003	2,816	(1,813)	(64.4)
Marketing	85	70	15	21.4
Postage and printing	20	31	(11)	(35.5)
Professional fees	242	309	(67)	(21.7)
Other expenses	160	387	(227)	(58.7)
Total noninterest expense	$12,387	$19,133	$(6,746)	(35.3)%

	Nine Months Ended September 30,		Increase (Decrease)
	2021	2020	Dollars	Percent

	(dollars in thousands)

Compensation and benefits	$35,660	$37,092	$(1,432)	(3.9)%
Occupancy and equipment	2,314	2,406	(92)	(3.8)
Data processing expenses	375	200	175	87.5
Loan expenses	4,083	6,272	(2,189)	(34.9)
Marketing	190	198	(8)	(4.0)
Postage and printing	89	101	(12)	(11.9)
Professional fees	1,303	870	433	49.8
Other expenses	531	784	(253)	(32.3)
Total noninterest expense	$44,545	$47,923	$(3,378)	(7.0)%

The primary reasons for the significant variances within the noninterest expense categories shown in the preceding table are noted below:

●	The quarter-to-date changes in compensation and benefits primarily reflects commission expense consistent with the changes in mortgage origination volumes. The decrease year-over-year also reflects a decrease in incentive plan expense based on incentive plan goals in 2021.

●	Loan expense primarily is for expenses to originate loans and is generally consistent with mortgage origination volumes. The decrease year over year despite an increase in year-over-year closings reflects a decrease in the recourse reserve rate in 2021 as compared to 2020.
●	The year-over-year increase in professional fees primarily reflects expenses for outsourced quality control services and mortgage consulting services.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Asset Quality

The following table provides information with respect to our nonperforming assets, including TDRs, at the dates indicated. We did not have any accruing loans past due 90 days or more at the dates presented.

	September 30,	December 31,
	2021	2020

	(dollars in thousands)

Nonaccrual loans:
Residential real estate:
One- to four-family	$11,754	$11,611
Second mortgages and equity lines of credit	437	834
Commercial real estate	18,000	12,486
Commercial construction	—	—
Commercial and industrial	6,183	8,606
Consumer	112	564
Total nonaccrual loans (1)	36,486	34,101
Other real estate owned and repossessed assets:
One- to four-family residential real estate owned	—	297
Other repossessed assets	28	298
Total nonperforming assets	36,514	34,696
Performing troubled debt restructurings	10,221	11,652
Total nonperforming assets and performing troubled debt restructurings	$46,735	$46,348

Total nonperforming loans to total loans (2)	1.06%	0.98%
Total nonperforming assets and performing troubled debt restructurings to total assets	1.02%	1.03%
Total nonperforming assets to total assets	0.80%	0.77%

(1) $3.0 million and $3.6 million of troubled debt restructurings are included in total nonaccrual loans at September 30, 2021 and December 31, 2020 respectively
(2) Total loans are presented before allowance for loan losses, but include deferred loan origination costs (fees), net.

Income related to impaired loans included in interest income for the three months ended in September 30, 2021 and 2020 amounted to $352,000 and $281,000, respectively. Income related to impaired loans included in interest income for the nine months ended September 30, 2021 and 2020 amounted to $1.1 million and $864,000, respectively.

The Company utilizes a ten-grade internal loan rating system for commercial real estate, commercial construction and commercial loans. Loans not rated consist primarily of residential construction loans and certain smaller balance commercial real estate and commercial loans that are managed by exception.

The following table presents our risk rated loans considered classified or special mention in accordance with our internal risk rating system:

	September 30, 2021	December 31, 2020

	(in thousands)

Classified loans:
Substandard	$18,593	$16,535
Doubtful	5,745	4,557
Loss	—	—
Total classified loans	24,338	21,092
Special mention	25,432	17,796
Total criticized loans	$49,770	$38,888

None of the special mention assets at September 30, 2021 and December 31, 2020 were on nonaccrual.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

At September 30, 2021, our allowance for loan losses was $48.0 million, or 1.39% of total loans and 131.5% of nonperforming loans. At December 31, 2020, our allowance for loan losses was $55.4 million, or 1.59% of total loans and 162.4% of nonperforming loans. Nonperforming loans at September 30, 2021 were $36.5 million, or 0.80% of total loans, compared to $34.1 million, or 0.98% of total loans, at December 31, 2020. The allowance for loan losses is maintained at a level that represents management’s best estimate of losses in the loan portfolio at the balance sheet date; however, there can be no assurance that the allowance for loan losses will be adequate to cover losses which may be realized in the future or that additional provisions for loan losses will not be required.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	September 30, 2021			December 31, 2020
		% of			% of
		Allowance			Allowance
		Amount to	% of Loans		Amount to	% of Loans
		Total	in Category		Total	in Category
	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans

	(dollars in thousands)

Residential real estate:
One- to four-family	$2,973	6.20%	28.70%	$6,152	11.11%	26.58%
Second mortgages and equity lines of credit	409	0.85	3.90	1,072	1.93	4.17
Residential construction	51	0.11	0.90	195	0.35	0.89
Commercial real estate	34,670	72.25	45.50	34,765	62.76	44.39
Commercial construction	2,552	5.32	4.40	1,955	3.53	2.84
Commercial and industrial	5,985	12.47	11.90	5,311	9.59	13.29
Consumer	348	0.73	4.70	2,475	4.47	7.84
Total general and allocated allowance	46,988	97.92	100.00%	51,925	93.74	100.00%
Unallocated	1,000	2.08		3,470	6.26
Total	$47,988	100.00%		$55,395	100.00%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(dollars in thousands)

Allowance at beginning of period	$51,273	$36,107	$55,395	$24,060
Provision (credit) for loan losses	(1,627)	13,454	(5,822)	27,207
Charge-offs:
Residential real estate:
One- to four-family	—	—	—	(52)
Second mortgages and equity lines of credit	—	—	—	—
Commercial Real Estate	(381)	(62)	(393)	(1,236)
Commercial and industrial	(1,277)	(213)	(1,463)	(790)
Consumer	(61)	(140)	(147)	(519)
Total charge-offs	(1,719)	(415)	(2,003)	(2,597)

Recoveries:
Residential real estate:
One- to four-family	1	13	144	156
Second mortgages and equity lines of credit	7	9	84	48
Commercial real estate	1	—	5	1
Commercial and industrial	18	—	36	219
Consumer	34	55	149	129
Total recoveries	61	77	418	553
Net (charge-offs) recoveries	(1,658)	(338)	(1,585)	(2,044)
Allowance at end of period	$47,988	$49,223	$47,988	$49,223
Total loans outstanding at end of period	$3,457,744	$3,515,831	$3,457,744	$3,515,831
Average loans outstanding	$3,413,696	$3,487,062	$3,444,530	$3,340,336
Allowance for loan losses as a percent of total loans outstanding at end of period	1.39%	1.40%	1.39%	1.40%
Annualized net loans charged off as a percent of average loans outstanding	0.19%	0.04%	0.06%	0.08%
Allowance for loan losses to nonperforming loans at end of period	131.52%	122.97%	131.52%	122.97%

We recorded a reversal of provision for loan losses of $1.6 million and $5.8 million for the three and nine months ended September 30, 2021, respectively, compared to provision of $13.5 million and $27.2 million for the three and nine months ended September 30, 2020, respectively. Changes in the provision for loan losses are based on management’s assessment of loan portfolio growth and composition changes, historical charge-off trends, and ongoing evaluation of credit quality and current economic conditions.

The provision for loan losses for the quarter ended September 30, 2021 included adjustments for our quarterly analysis of our historical and peer loss experience rates, commercial and residential loan growth, and a $5.0 million specific reserve on one commercial real estate credit. These items, combined with adjustments for positive economic and pandemic trends of $4.8 million, resulted in a $1.6 million negative provision. The provision for loan losses for the quarter ended September 30, 2020 includes adjustments for our quarterly analysis of our historical and peer loss experience rates, commercial real estate loan growth, and a $10.7 million provision directly related to the estimate of inherent losses resulting from the impact of the COVID-19 pandemic.

In estimating the provision for the COVID-19 pandemic, management considered economic factors, including unemployment rates and the interest rate environment, the volume and dollar amount of requests for payment deferrals, and the loan risk profile of each loan type. Positive economic trends, vaccination rates, and COVID-19 cases, low delinquency levels, and status of deferred loans resulted in management reducing the provision related to the COVID-19 pandemic in the third quarter of 2021 with a reversal of provision of $4.8 million. Similar trends resulted in management reducing provisions related to the COVID-19 pandemic in the second quarter of 2021 with a reversal of provision of $6.4 million. There was no additional provisions provided for the COVID-19 pandemic for the first quarter of 2021. During the first nine months of 2020, additional provisions provided for the COVID-19 pandemic amounted to $17.9 million.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Net charges-offs for the three and nine months ended September 30, 2021 were $1.7 million, or 0.19% of average loans outstanding on an annualized basis and $1.6 million, or 0.06% of average loans outstanding on an annualized basis , respectively. During the third quarter of 2021, there was a $1.5 million charge-off on a single credit previously reserved for in the second quarter of 2021. Net charge-offs totaled $338,000, or 0.04% of average loans outstanding on an annualized basis and $2.0 million, or 0.08% of average loans outstanding on an annualized basis, for the three and nine months ended September 30, 2020, respectively.

Credit quality performance has remained strong with total nonperforming assets of $36.5 million, or 0.80% of total assets at September 30, 2021, compared to $40.9 million, or 0.93% of total assets, at September 30, 2020. During the third quarter of 2021, a nonperforming commercial real estate loan with a $3.3 million net book value was sold and a charge-off of $157,000 was recorded. Additionally, a commercial real estate credit secured by office space was downgraded and placed on nonaccrual. The Bank’s portion has a recorded net book value of $8.8 million and a specific reserve of $5.0 million was recorded in the third quarter.

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

The table below sets forth, as of September 30, 2021, the net interest income simulation results that estimate the impact of interest rate changes on the Company’s estimated net interest income over one year:

September 30, 2021
Change in Net Interest Income
Changes in Interest Rates	Year One
(basis points) (1)	(% change from year one base)
+300	6.8%
-100	(9.8)%

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

The table below sets forth, as of September 30, 2021, the estimated changes in the EVE that would result from an instantaneous parallel shift in interest rates. Computations of prospective effects of hypothetical interest rate changes are

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

At September 30, 2021
				EVE as a Percentage of Economic
		Estimated Increase (Decrease)		Value of Assets
Changes in Interest Rates	Estimated	in EVE			Changes in
(basis points) (1)	EVE	Amount	Percent	EVE Ratio (2)	Basis Points
(dollars in thousands)

+ 300	$741,508	$(53,792)	(6.8)%	17.8%	0.5
+ 200	823,141	27,841	3.5	18.9	1.6
+ 100	843,431	48,131	6.1	18.7	1.4
0	795,300	—	—	17.3	—
- 100	665,120	(130,180)	(16.4)	14.3	(3.0)

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

We have access to immediate liquid resources in the form of cash which is primarily on deposit with the Federal Reserve Bank of Boston (“FRBB”). Potential sources of liquidity also include investment securities in our available-for-sale securities portfolio and our ability to sell loans in the secondary market. Our core deposits have historically provided us with a long-term source of stable and relatively lower cost source of funding. Additional funding is available through the issuance of long-term debt or equity.

Maturities and payments on outstanding loans and investment securities also provide a steady flow of funds. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the FHLB and FRBB. As of September 30, 2021, we had additional borrowing capacity of $$863.6 million from the FHLB and $68.4 million from the FRBB based on the amount of collateral pledged. We also have additional borrowing capacity under a $25.0 million unsecured federal funds line with a correspondent bank.

We continued our focus on maintaining a strong liquidity position throughout the first nine months of 2021. As of September 30, 2021, cash and cash equivalents were $319.6 million, the carrying value of our available-for-sale investment securities was $390.6 million, and total deposits were $3.69 billion as of September 30, 2021.

The Company and the Bank are subject to various regulatory capital requirements. At September 30, 2021, the Company and the Bank exceeded all regulatory capital requirements and were considered “well capitalized” under regulatory guidelines. See Note 13 to our unaudited interim Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Off-Balance Sheet Arrangements, Credit Commitments, and Contractual Obligations

At September 30, 2021, we had outstanding commitments to originate loans of $354.3 million and unadvanced funds on loans of $557.5 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2021 totaled $571.4 million. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may use FHLB advances, brokered deposits, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of September 30, 2021. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well-designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the quarter ended September 30, 2021, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)	Unregistered Sales of Equity Securities. None

b)	Use of Proceeds. None

c)	Repurchase of Equity Securities.

	Issuer Purchases of Equity Securities

	Total Number
	of Shares	Average Price
Index	Purchased	Paid Per Share
July 1 to July 31, 2021	1,355,354	$14.16
August 1 to August 31, 2021	927,080	13.87
September 1 to September 30, 2021	217,217	14.13
Total	2,499,651	$14.05

During the third quarter of 2021, the Company completed a share repurchase program adopted April 16, 2021 to repurchase 2,790,903 shares of the Company’s common stock at an average cost of $14.09. On September 17, 2021, the Company adopted a third share repurchase program to repurchase up to 2,668,159 shares of the Company’s common stock, or approximately 5% of its outstanding shares. The Company had not repurchased any shares under the third share repurchase program as of September 30, 2021. Included in treasury stock purchased were 862 shares acquired by the Company in connection with the satisfaction of tax obligations on vested restricted stock issued pursuant to the employee benefit plan in August 2019.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed in the Exhibit Index are included in, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (and are numbered in accordance with Item 601 of Regulation S-K):

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2021 and 2020 (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021 and 2020, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2021 and 2020, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020, and (vi) the Notes to the unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)

*Filed herewith

**Furnished herewith

† Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HarborOne Bancorp, Inc.

Date: November 4, 2021	By:	/s/ James W. Blake
James W. Blake
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 4, 2021	By:	/s/ Linda H. Simmons
Linda H. Simmons
Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)