Form 10-K
period 2021-12-31
HarborOne Bancorp, Inc.
filed 2022-03-11
CIK 1769617

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of its last completed second fiscal quarter was $628,584,000.

As of March 1, 2022, there were 51,374,421 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

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

Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. The Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among others, factors referenced under the section captioned “Risk Factors” at Part I, Item 1A of this Form 10-K; ongoing disruptions due to the COVID-19 pandemic; deterioration in employment levels and other general business and economic conditions on a national basis and in the local markets in which the Company operates; changes in customer behavior; the possibility that future credit losses, loan defaults and charge-off rates are higher than expected due to changes in economic assumptions or adverse economic developments; turbulence in the capital and debt markets; changes in interest rates; decreases in the value of securities and other assets; decreases in deposit levels necessitating increased borrowing to fund loans and investments; competitive pressures from other financial institutions; operational risks including, but not limited to, cybersecurity incidents, fraud, natural disasters and future pandemics; changes in regulation; reputational risks relating to the Company’s participation in pandemic-related legislative and regulatory initiatives and programs; changes in accounting standards and practices; the risk that goodwill and intangibles recorded in our financial statements will become impaired; risks related to the implementation of acquisitions, dispositions, and restructurings, including the risk that acquisitions may not produce results at levels or within time frames originally anticipated; the risk that we may not be successful in the implementation of our business strategy; changes in assumptions used in making such forward-looking statements; and changes in assumptions used in making such forward-looking statements. Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

PART I

ITEM 1.  BUSINESS

HarborOne Bancorp, Inc.

HarborOne Bancorp, Inc. (hereafter referred to as “we,” “our,” “us,” “HarborOne Bancorp” or the “Company”) became the holding company of HarborOne Bank (“HarborOne Bank” or the “Bank”) upon the closing of the second-step mutual-to-stock conversion (the “Conversion”) by HarborOne Mutual Bancshares, a mutual holding company (the “MHC”). The Company is the successor to HarborOne Bank’s previous holding company, HarborOne Bancorp, Inc. (“Old HarborOne”). The Conversion was completed August 14, 2019 and on that date, the MHC merged into Old HarborOne (and ceased to exist), and Old HarborOne merged into the Company. The Company raised gross proceeds of $310.4 million by selling a total of 31,036,812 shares of common stock at $10.00 per share in the second-step offering (the “Offering”). The Company utilized $24.8 million of the proceeds from the Offering to fund a new loan to its Employee Stock Ownership Plan (“ESOP”) for the acquisition of an additional 2,482,945 shares at $10.00 per share, representing 8% of the shares issued in the Offering, and incurred expenses in connection with the Offering totaling $6.3 million, resulting in net cash proceeds to the Company of $304.1 million. The Company invested $151.3 million of the net proceeds it received into the Bank’s operations and has retained the remaining amount for general corporate purposes. Concurrent with the completion of the Offering, each share of Old HarborOne common stock owned by public shareholders (shareholders other than the MHC) was exchanged for 1.795431 shares of Company common stock. A total of 27,456,115 shares of Company common stock were issued in the exchange. At December 31, 2021, the Company had total assets of $4.55 billion, deposits of $3.68 billion and stockholders’ equity of $679.0 million on a consolidated basis.

The Consolidated Financial Statements included herein include the accounts of the Company, Legion Parkway Security Company, LLC, a security corporation and subsidiary of the Company formed on July 13, 2016, the Bank, and the Bank’s wholly-owned subsidiaries, including HarborOne Mortgage, LLC (“HarborOne Mortgage”). HarborOne Mortgage, formerly Merrimack Mortgage

Company, LLC, was acquired by the Bank on July 1, 2015. The Company has two charitable foundations, The HarborOne Foundation established in 2016 and The HarborOne Foundation of Rhode Island established in 2018.

HarborOne Bancorp, Inc.’s corporate offices are located at 770 Oak Street, Brockton, Massachusetts 02301, and the telephone number is (508) 895-1000.

HarborOne Bank

HarborOne Bank is a state-chartered savings bank, originally established in 1917 as a state-chartered credit union, converted to a state-chartered co-operative bank on July 1, 2013 and a state-chartered savings bank on March 17, 2020. The Bank provides a variety of financial services to individuals and businesses online and through its 30 full-service branches located in Massachusetts and Rhode Island, and commercial lending offices in each of Boston, Massachusetts and Providence, Rhode Island. We provide a range of educational services through “HarborOne U,” with classes on small business, financial literacy and personal enrichment at classroom sites adjacent to our Brockton and Mansfield locations.

HarborOne Mortgage

HarborOne Mortgage, LLC, a wholly-owned subsidiary of the Bank, is a residential mortgage company headquartered in New Hampshire that maintains 28 offices in Massachusetts, Rhode Island, and New Hampshire and is licensed to lend in seven additional states.

Employees and Human Capital Resources

As of December 31, 2021, the Company had 635 full-time-equivalent employees. None of the Company’s employees are represented by a labor union, and management considers its relationship with employees to be good. We are focused on the engagement of managers and employees through our One Experience initiative and committee. We believe our ability to attract, develop and retain employees is a key to the Company’s success. Accordingly, we strive to offer competitive salaries and employee benefits to all employees and monitor salaries in our market areas.

In 2020 we launched an executive diversity committee, and in 2022, we are launching an all-level advisory council connected to our internal and external communities. We are focused on employee representation of the markets we serve, and we are proud that 21% of our employee population is comprised of people of color. We have developed a targeted approach to ensuring that women and people of color are represented at every level.

We encourage and support the growth and development of our employees. Continual learning and career development is advanced through ongoing performance and development conversations with employees, internally developed training programs, customized corporate training engagements, and educational reimbursement programs.

The safety, health and wellness of our employees continues to be top priority. The COVID-19 pandemic presented a unique challenge with regard to maintaining employee safety while continuing successful operations. Through teamwork and the adaptability of our management and staff, we continue to effectively work from remote locations and ensure a safely-distanced working environment for employees performing customer facing activities at branches. All employees are asked not to come to work when they experience signs or symptoms of a possible COVID-19 illness and have been provided additional paid time off to cover compensation during such absences. On an ongoing basis, we further promote the health and wellness of our employees by strongly encouraging work-life balance and sponsoring various wellness programs. We have developed a long-term hybrid working plan to continue to engage and attract top talent.

Available Information

Under Section 13(a) or 15(d) of the Exchange Act of 1934, as amended (the “Exchange Act”), HarborOne Bancorp, Inc. is required to file reports, proxy and information statements and other information with the Securities and Exchange Commission (“SEC”). The Company electronically files its annual report on Form 10-K, proxy, quarterly reports on Form 10-Q, and current reports on Form 8-K and other reports as required with the SEC. The SEC website, at www.sec.gov provides access to all forms which have been filed electronically. Additionally, the Company’s SEC filings and additional shareholder information are available free of charge on the Company’s website, www.harborone.com (within the Investor Relations section). Information on our website is not and should not be considered part of this annual report.

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

HarborOne Mortgage. HarborOne Mortgage maintains more than 28 offices in Massachusetts, Rhode Island, and New Hampshire, and is licensed to lend in seven additional states.

Competition

HarborOne Bank.  HarborOne Bank faces significant competition for deposits and loans. Our most direct competition for deposits has historically come from banking institutions operating in our primary market area and from other financial service companies, such as securities brokerage firms, credit unions, insurance companies, and other non-bank financial services and financial technology companies. We also face competition for customers’ funds from money market funds and mutual funds. Many of the banks that operate in our primary market area are owned by large national and regional holding companies, are larger than we are, and therefore may have greater resources or offer a broader range of products and services.

Our competition for loans comes from financial institutions, including credit unions, in our primary market area and from other financial service providers, such as mortgage companies and mortgage brokers. Competition for loans also comes from non-depository financial service companies entering the mortgage market, such as insurance companies, securities companies and specialty finance companies.

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

Commercial Real Estate Loans.   Our commercial real estate loans are generally secured by properties used for business purposes such as office buildings, retail development, manufacturing facilities, warehouse distribution, hospitality and apartment buildings. We currently focus our commercial real estate efforts on small- and mid-size owner occupants and investors in our market area seeking loans between $350,000 and $30.0 million. At December 31, 2021, commercial real estate loans were $1.70 billion, or 47.1% of total loans, and consisted of $898.0 million of fixed-rate loans and $801.9 million of adjustable-rate loans.

We originate fixed- and adjustable-rate commercial real estate loans typically with terms of five to ten years, although loans may be for terms of up to 20 years. Interest rates and payments on our adjustable-rate loans typically adjust in accordance with a designated index. Most of our adjustable-rate commercial real estate loans adjust every 30 days to a specified percentage above LIBOR, or five years to a specified percentage above the corresponding FHLB Classic Advance borrowing rate and amortize over a 25 to 30-year term. We also offer interest rate swaps to accommodate customer needs. Loan amounts generally do not exceed 80.0% of the property’s appraised value at the time the loan is originated.

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

At December 31, 2021, the average current loan balance of our outstanding commercial real estate loans was $3.6 million, and our five largest loans ranged from $19.3 million to $30.4 million. These loans were performing in accordance with their original terms at December 31, 2021. Our largest commercial real estate relationship, consisting of a portfolio of six boutique hotel properties, totaled $64.6 million.

Commercial and Industrial Loans.  We originate commercial and industrial loans and lines of credit to a variety of professionals, sole proprietorships and small- to medium-sized privately-held businesses, primarily in Massachusetts and Rhode Island, with sales typically up to $100.0 million and borrowing needs up to $25.0 million, for working capital and other business purposes. Our small business lending team generates small business loans, including loans originated through the U.S. Small Business Administration (“SBA”), which provide a partial government guarantee. Small business loans, including real estate loans, generally consist of loans to businesses with commercial credit needs of less than or equal to $1.5 million and revenues of less than $5.0 million.

At December 31, 2021, commercial and industrial loans were $421.6 million, or 11.7% of total loans. Commercial and industrial loans included $158.7 million in small business loans, of which $63.6 million had a partial SBA guarantee and $26.1 million of loans provided through the SBA’s Paycheck Protection Program (“PPP”) with deferred fees to be recognized over the life of the loan or at forgiveness of $949,000. At December 31, 2021, commercial loans consisted of $187.9 million of fixed-rate loans and $233.7 million of adjustable-rate loans.

Commercial and industrial loans are originated with either variable or fixed rates of interest. Variable rates are based on a margin over the LIBOR index, SOFR index or tied to the Prime rate as published in The Wall Street Journal, plus a margin. Fixed-rate business loans are generally indexed to a corresponding FHLB rate, plus a margin. Commercial and industrial loans typically have shorter maturity terms and higher interest spreads than real estate loans, but generally involve more credit risk because of the type and nature of the collateral. We generally require that our commercial customers maintain a deposit relationship with the Bank.

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

At December 31, 2021, the average outstanding balance of our commercial loans, excluding PPP loans, was $262,000 and our five largest commercial loan exposures ranged from $22.7 million to $58.0 million. These loans are secured by business assets of the borrower and include loans in the alternative energy, healthcare and manufacturing industries. The loans were performing according to their original terms at December 31, 2021.

Commercial Construction Loans.    We originate commercial construction loans for commercial development projects, including industrial buildings, retail and office buildings and speculative residential real estate. At December 31, 2021, construction loan balances were $136.6 million, or 3.8% of total loans. At December 31, 2021, our commercial construction loan portfolio consisted of $52.5 million in loan balances that were secured by speculative residential real estate loan projects, $69.4 million in loans that were secured by commercial real estate speculative projects and $14.7 million secured by owner-occupied commercial real estate projects. At December 31, 2021, unadvanced funds on commercial construction loans were $154.2 million.

Our commercial construction loans generally call for the payment of interest only with interest rates tied to LIBOR or Prime rate as published in The Wall Street Journal, plus a margin. Our construction loans for commercial real estate projects can be originated with principal balances of up to $30.0 million, but generally their principal balances are lower; the average originated principal balance at December 31, 2021 was $8.0 million. Advances on commercial construction loans are made in accordance with a schedule reflecting the cost of construction and repayment is generally expected from permanent financing upon completion of construction.

At December 31, 2021, the average balance of our outstanding commercial construction loans was $3.7 million and our largest outstanding commercial construction loan was $19.2 million. This is a 44-unit apartment building project located in the Boston metro area. This loan was performing according to its original repayment terms at December 31, 2021.

One- to Four-Family Residential Real Estate Loans.    We provide residential real estate loans through HarborOne Mortgage for home purchase or refinancing of existing homes, most of which serve as the primary residence of the owner. At December 31, 2021, residential mortgage loans were $1.05 billion, or 29.0% of total loans, and consisted of $1.00 billion and $45.9 million of fixed-rate and adjustable-rate loans, respectively. We offer fixed-rate and adjustable-rate residential mortgage loans with terms up to 30 years.

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

We originate one- to four-family residential mortgage loans with loan-to-value ratios up to 80.0%, and we generally require private mortgage insurance for residential loans secured by a first mortgage with a loan-to-value ratio over 80.0%. We generally require all properties securing mortgage loans to be appraised by a licensed real estate appraiser. We generally require title insurance on all first mortgage loans. Exceptions to these lending policies are based on an evaluation of credit risk related to the borrower and the size of the loan. Borrowers must obtain hazard insurance, and flood insurance is required for loans on properties located in a flood zone.

In an effort to provide financing for first-time buyers, we offer adjustable- and fixed-rate loans to qualified individuals and originate the loans using modified underwriting guidelines, reduced interest rates and loan conditions and reduced closing costs. We also participate in publicly sponsored loan programs which provide competitive terms for low- and moderate-income home buyers.

The majority of the conforming fixed-rate one- to four-family residential mortgage loans we originate are sold on the secondary market to private investors, Freddie Mac and Fannie Mae. Generally, we sell loans to Freddie Mac and Fannie Mae with servicing retained. Our current practice is to hold in our portfolio jumbo loans, nonconforming loans, and adjustable-rate loans. Our decision to sell loans is based on prevailing market interest rate conditions and interest rate risk management.

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

Second Mortgages and Equity Lines of Credit.    We offer second mortgages and equity lines of credit, which are secured by owner-occupied residences. At December 31, 2021, second mortgages and equity lines of credit were $136.9 million, or 3.8% of total loans. Second mortgages are made at fixed interest rates and terms of up to fifteen years. Equity lines of credit have adjustable rates of interest that are indexed to the Prime rate as published in The Wall Street Journal plus or minus a margin, and generally are subject to an interest rate floor, with 10-year draws and repayment terms of between five and 15 years. We offer second mortgages and equity lines of credit with cumulative loan-to-value ratios generally up to 80.0%, when taking into account both the balance of the home equity loan and first mortgage loan. We hold a first mortgage position on the homes that secure equity lines of credit in approximately one-third of the portfolio.

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

Residential Construction Loans.  We originate residential real estate construction loans through HarborOne Mortgage to professional developers, contractors and builders, and to a lesser extent, to individuals, to finance the construction of residential dwellings. At December 31, 2021, the balance of residential construction loans was $33.3 million and unadvanced funds were $18.4 million.

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

Auto and Other Consumer Loans.   While we stopped originating indirect auto loans in 2018, we continued in 2019 to fund indirect auto lease loans for the leasing of new or used automobiles through our relationship with Credit Union Leasing of America, or “CULA.” In the fourth quarter of 2019, we terminated our origination agreement with CULA, and we continue to allow the portfolio to pay down with CULA providing the off-lease servicing. At December 31, 2021, auto loans were $124.4 million, or 3.5% of total loans and 94.4% of consumer loans. Other consumer loans, consisting primarily of unsecured lines of credit and personal loans, were $7.4 million, or 0.2% of total loans. Auto loans consisted of $110.0 million of auto lease loans, $5.0 million of indirect auto loans and $9.4 million in direct auto loans.

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

During the year ended December 31, 2021 we purchased a $26.8 million residential real estate loan pool and we may consider purchasing additional loan pools in the future.

For the years ended December 31, 2021 and 2020, we originated loans of $3.47 billion and $3.83 billion, respectively. During the same periods, we purchased, including participations in loans originated by other banks, $145.2 million and $29.1 million, of loans, respectively, and we sold, including participations by other financial institutions in loans originated by the Bank, $2.22 billion and $2.57 billion of loans, respectively.

Mortgage Banking Activity.    We originate residential mortgage loans through HarborOne Mortgage. For the year ended December 31, 2021, HarborOne Mortgage closed $2.01 billion in mortgage loans. HarborOne Mortgage sells loans on both a servicing-released and a servicing-retained basis. Loans sold with servicing retained are generally serviced by a third party, although certain loans are serviced by the Bank. HarborOne Bank purchases residential mortgage loans for its portfolio from HarborOne Mortgage. These purchases generally consist of jumbo mortgages, adjustable-rate mortgages and nonconforming mortgages. The Bank’s decision to purchase loans from HarborOne Mortgage is based on prevailing market interest rate conditions, interest rate risk management and balance sheet management.

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

We sell loan participations in the ordinary course of business when a loan originated by us exceeds our legal lending limit or we otherwise deem it prudent to share the risk with another lending institution. We were the lead bank in commercial real estate loans of $484.2 million, commercial construction loans of $53.9 million and commercial and industrial loans of $124.1 million, with participation balances sold that totaled $205.7 million, $21.9 million and $61.3 million, respectively, at December 31, 2021. As compared to December 31, 2020, this represents a decrease of $1.6 million in commercial real estate participations sold, a $4.3 million decrease in commercial construction participations sold, and an increase of $10.6 million in commercial and industrial participations sold. We are also a participant in loans in which we are not the lead bank.

We participated in commercial real estate loans with outstanding balances of $250.4 million, commercial construction loans with outstanding balances of $32.7 million, and commercial and industrial loans with outstanding balances of $18.3 million at December 31, 2021. At December 31, 2020 we participated in commercial real estate loans with outstanding balances of $247.1 million, commercial construction loans with outstanding balances of $28.8 million, and commercial and industrial loans with outstanding balances of $28.1 million.

Loan Approval Procedures and Authority.    Our lending activities follow written, nondiscriminatory underwriting standards and loan origination procedures established by our board of directors (the “Board of Directors”) and management (“Management”). Our Board of Directors has granted loan approval authority to certain executive officers. Commercial loans in excess of any officer’s individual authority must be approved by the Commercial Loan Committee comprised of several executive officers and reviews all commercial and industrial loan requests greater than $3.0 million and commercial real estate loan requests greater than $7.5 million.

Loans-to-One Borrower Limit.    The maximum amount that the Bank may lend to one borrower and the borrower’s related entities is generally limited, by statute, to 20.0% of the Bank’s capital, which is defined under Massachusetts law as the sum of the Bank’s capital stock, surplus account and undivided profits. At December 31, 2021, the Bank’s regulatory limit on loans-to-one borrower was $110.0 million. At that date, our largest lending relationship, consisting of six boutique hotel properties, totaled $64.6 million. These loans were performing in accordance with their original repayment terms at December 31, 2021. Our internal loans-to-one borrower limit is $88.5 million.

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

We have legal authority to invest in various types of securities, including U.S. Treasury obligations, securities of various government-sponsored enterprises (“GSEs”) and municipal governments, deposits at the Federal Home Loan Bank (“FHLB”), certificates of deposit of federally insured institutions and investment grade corporate bonds. We also are required to maintain an investment in FHLB stock. While we have the authority under applicable law to invest in marketable equity securities and derivative securities, we had no investments in such securities at December 31, 2021.

Investment Securities.  At December 31, 2021, our securities portfolio totaled $394.0 million and consisted of the following:

U.S. Government and GSE Obligations. At December 31, 2021, we had U.S. government and GSE securities totaling $41.3 million, which constituted 10.5% of our securities portfolio. While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent we deem appropriate, for liquidity purposes, as collateral for borrowings and for prepayment protection.

U.S. Government and Government-Sponsored Mortgage-Backed and Collateralized Mortgage Obligations, or “CMOs.”  At December 31, 2021, we had mortgage-backed securities and CMOs totaling $348.8 million, which constituted 88.5% of our securities portfolio. Mortgage-backed securities and CMOs are securities issued in the secondary market that are collateralized by pools of residential mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities typically are collateralized by pools of one- to four-family or multi-family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as the Bank. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. All of our mortgage-backed securities are either backed by the Government National Mortgage Association, or “Ginnie Mae,” a U.S. government agency, or GSEs, such as Fannie Mae and Freddie Mac.

Residential mortgage-backed securities issued by U.S. government agencies and GSEs are more liquid than individual mortgage loans because there is an active trading market for such securities. In addition, residential mortgage-backed securities may be used to collateralize our borrowings. Investments in residential mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such interests, thereby affecting the net yield on our securities. Current prepayment speeds determine whether prepayment estimates require modification that could cause amortization or accretion adjustments.

SBA Asset-Backed Securities. At December 31, 2021, we had investments in participation certificates issued and guaranteed by the SBA totaling $4.0 million.

In addition to our securities portfolio, we also have investments in FHLB stock and bank-owned life insurance (“BOLI”).

FHLB Stock. In connection with our borrowing activities, we held common stock of the FHLB totaling $5.9 million at December 31, 2021. The FHLB common stock is carried at cost and classified as a restricted equity security. We may be required to purchase additional FHLB stock if we increase borrowings in the future.

BOLI. We invest in BOLI to provide us with a funding source for our benefit plan obligations. BOLI also generally provides us noninterest income that is non-taxable. At December 31, 2021, our balance in BOLI totaled $90.0 million and was issued by seven highly rated insurance companies.

Sources of Funds

General.    Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Deposit Accounts.    At December 31, 2021, total deposits were $3.68 billion. Deposits are attracted from within our market area by sales efforts of our branch network, municipal department and commercial loan officers, advertising and through our website. We offer a broad selection of deposit instruments, including noninterest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), savings accounts and term certificates of deposit. We also offer a variety of deposit accounts designed for businesses and municipalities operating in our market area. Our business banking deposit products include a commercial checking account, sweep accounts, money market accounts and checking accounts specifically designed for small businesses. We also offer remote deposit capture products for business customers to meet their online banking needs.

Additionally, the Bank has a municipal banking department that provides core depository services to local municipalities. At December 31, 2021, municipal deposits totaled $310.6 million and consisted of relationships with over 70 cities and towns. The Bank also participates in a reciprocal deposit program that provides access to deposit products insured by the Federal Deposit Insurance Corporation (“FDIC”) in aggregate amounts exceeding the current insurance limits for depositors. At December 31, 2021, total reciprocal deposits were $43.8 million and included $4.9 million of municipal deposits.

When rates and terms are favorable, the Bank may supplement the customer deposit base with brokered deposits and institutional deposit listing service. At December 31, 2021, we had $100.0 million of brokered deposits, which represented 2.7% of total deposits at December 31, 2021, with such funds having a weighted average remaining term to maturity of 0.5 months.

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

Borrowings.    At December 31, 2021, total borrowings were $89.9 million. Borrowings consist of short-term and long-term obligations from the FHLB and subordinated debentures issued in 2018. The Bank is a member of the FHLB Boston, which provides access to wholesale funding to supplement our supply of investable funds. The FHLB functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and portions of our loan portfolio identified under a blanket lien, provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. At December 31, 2021, based on available collateral and our ownership of FHLB stock, we had access to additional FHLB advances of up to $865.2 million. All of our borrowings from the FHLB are secured by a blanket lien on residential real estate and commercial real estate loans.

In August 2018, we issued $35.0 million in fixed-to-floating rate subordinated notes. The notes bear interest at an annual fixed rate of 5.625% until September 1, 2023, at which time the interest resets quarterly to an interest rate per annum equal to the three-month LIBOR plus 278 basis points. An appropriate replacement rate index will be determined as part of our LIBOR reference rate transition. The notes are carried on the Consolidated Balance Sheets net of issuance costs of $841,000, which are being amortized over the period to maturity date.

The Company also has an available line of credit with the Federal Reserve Bank of Boston (“FRBB”) secured by 56.7% of the carrying value of loans with an amortized balance amounting to $101.4 million, of which no amount was outstanding at December 31, 2021.

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

As a bank holding company, the Company is subject to regulation, examination, and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and by the Massachusetts Commissioner of Banks (the “Commissioner”) under Massachusetts law.

As a Massachusetts-chartered savings bank, the Bank is subject to regulation, supervision and examination by the Commissioner under Massachusetts law. The Bank’s Rhode Island branches are also subject to regulation, supervision and examination by the Rhode Island Department of Business Regulation, Division of Banking (the “RI Division of Banking”). The Bank’s deposits are insured up to applicable limits by the FDIC and by the Depositors Insurance Fund, a private industry-sponsored insurance fund, for amounts in excess of the FDIC insurance limits. The Bank must also comply with consumer protection regulations issued by the Consumer Financial Protection Bureau (the “CFPB”), as enforced by the FDIC. Additionally, under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Federal Reserve may directly examine the subsidiaries of a bank holding company, including the Bank.

The following is a summary of certain aspects of the various statutes and regulations applicable to the Company and its subsidiaries. This summary is not a comprehensive analysis of all applicable laws, and it is qualified by reference to the full text of statutes and regulations referenced below.

Pandemic Response

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted to address the economic effects of the COVID-19 pandemic.

The CARES Act authorized the SBA to temporarily guarantee loans under the PPP. As of December 31, 2021, PPP loans outstanding amounted to $27.0 million, and there was $949,000 in deferred processing fee income that will be recognized in the first quarter of 2022 when the remaining loans are expected to be forgiven.

The CARES Act also allowed banks to elect to suspend requirements under accounting principles generally accepted in the United States of America (“GAAP”) for loan modifications related to the COVID-19 pandemic that would otherwise be categorized as a restructured loan, including impairment for accounting purposes. From March 1, 2020 through January 1, 2022, a financial institution may elect to suspend the requirements under accounting principles generally accepted in the U.S. for loan modifications related to the COVID–19 pandemic that would otherwise be categorized as a troubled debt restructured (“TDR”), including impairment accounting. This TDR relief is applicable for the term of the loan modification that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019. Financial institutions are required to maintain records of the volume of loans involved in modifications to which TDR relief is applicable.

With the passage of the CARES Act, the option to delay implementation of FASB Accounting Standards Update (ASU) 2016-13, Financial Instruments-Credit Losses (Topic 326), commonly referred to as “CECL,” was provided until the earlier of the national health emergency being declared over or December 31, 2020. The Consolidated Appropriations Act passed on December 27, 2020 provided the option of postponing adoption of the CECL standard until the earlier of the end of the national emergency declaration related to the COVID-19 pandemic or January 1, 2022.

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

Deposit Insurance. Deposit obligations of the Bank are insured by the FDIC’s Deposit Insurance Fund, or the “DIF,” up to $250,000 per depositor. Additionally, the Bank is a member bank of the Depositors Insurance Fund (“DIF”). The DIF is a private, industry-sponsored insurance fund that insures all deposits above FDIC limits for Massachusetts-chartered savings banks. As such, the Bank offers 100% insurance on all deposits as a result of a combination of insurance from the FDIC and the DIF. Additionally, the Bank is required to file reports with the DIF.

Deposit insurance premiums are based on assets. The FDIC calculates deposit insurance assessment rates for established small banks, generally those banks with less than $10 billion of assets that have been insured for at least five years, taking into account various measures, including an institution’s leverage ratio, brokered deposit ratio, one year asset growth, the ratio of net income before taxes to total assets and considerations related to asset quality.

The FDIC has the authority to adjust deposit insurance assessment rates at any time. In addition, under the Federal Deposit Insurance Act (“FDIA”), the FDIC may terminate deposit insurance, among other circumstances, upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. For 2021, the FDIC insurance expense for the Bank was $1.3 million.

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

Brokered Deposits. The FDIA and FDIC regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution’s capital category is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” Depository institutions that have brokered deposits in excess of 10% of total assets are subject to increased FDIC deposit insurance premium assessments; however, for institutions that are “well capitalized” and have a CAMELS composite rating of 1 or 2, reciprocal deposits are deducted from brokered deposits. Section 202 of the Economic Growth, Regulatory Relief, and

Consumer Protection Act (the “Economic Growth Act”), which was enacted in 2018, amended the FDIA to exempt a capped amount of reciprocal deposits from treatment as brokered deposits for certain insured depository institutions.

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

Current capital rules do not establish standards for determining whether a bank holding company is well capitalized. However, for purposes of processing regulatory applications and notices, the Federal Reserve’s Regulation Y provides that a bank holding company is considered “well capitalized” if (i) on a consolidated basis, the bank holding company maintains a total risk-based capital ratio of 10.0% or greater; (ii) on a consolidated basis, the bank holding company maintains a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) the bank holding company is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Board of Directors to meet and maintain a specific capital level for any capital measure. A banking organization that qualifies for and elects to use the community bank leverage framework described below will be considered well capitalized as long as it is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Board of Directors to meet and maintain a specific capital level for any capital measure.

Section 201 of the Economic Growth Act directs the federal bank regulatory agencies to establish a community bank leverage ratio (“CBLR”) of tangible capital to average total consolidated assets of not less than 8.0% or more than 10.0%. Under the final rule issued by federal banking agencies, effective January 1, 2020, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio (equal to Tier 1 capital divided by average total consolidated assets) of greater than 9.0%, is eligible to opt into the community bank leverage ratio framework. A community banking organization that elects to use the community bank leverage ratio framework and that maintains a leverage ratio of greater than 9.0% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the banking agencies’ generally applicable capital rules and, if applicable, will be considered to have met the well-capitalized ratio requirements for purposes of Section 38 of the FDIA. The final rule includes a two-quarter grace period during which a qualifying banking organization that temporarily fails to meet any of the qualifying criteria, including the greater than 9.0% leverage ratio requirement, generally would still be deemed well-capitalized so long as the banking organization maintains a leverage ratio greater than 8.0%. At the end of the grace period, the banking organization must meet all qualifying criteria to remain in the community bank leverage ratio framework or otherwise must comply with and report under the generally applicable rule. As required by Section 4012 the CARES Act, the federal banking agencies temporarily lowered the community bank leverage ratio, issuing two interim final rules to set the community bank leverage ratio at 8.0%. Effective January 1, 2022, the community bank leverage ratio was set at 8.0% beginning in the second quarter of 2020 through the end of that year, increased to 8.5% for 2021 and returned to 9.0% on January 1, 2022. At this time, the Company does not anticipate opting in to the CBLR.

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

The Dodd-Frank Act prescribes certain standards that mortgage lenders must consider before making a residential mortgage loan, including verifying a borrower’s ability to repay such mortgage loan, and allows borrowers to assert violations of certain provisions of TILA as a defense to foreclosure proceedings. Additionally, the CFPB’s qualified mortgage rule requires creditors, such as the Bank, to make a reasonable, good faith determination of a consumer’s ability to repay any consumer credit transaction secured by a dwelling prior to making the loan. The Economic Growth Act included provisions that ease certain requirements related to mortgage transactions for certain institutions with less than $10 billion in total consolidated assets.

Privacy and Customer Information Security. The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, the Bank must provide its clients with an initial and annual disclosure that explains its policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required or permitted by law, the Bank is prohibited from disclosing such information unless otherwise provided in such policies and procedures. However, an annual disclosure is not required to be provided by a financial institution if the financial institution only discloses information under exceptions from GLBA that do not require an opt-out to be provided and if there has been no change in its privacy policies and procedures since its most recent disclosure provided to consumers. The GLBA also requires that the Bank develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of client information (as defined under GLBA), to protect against anticipated threats or hazards to the security or integrity of such information and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any client. The Bank is also required to send a notice to clients whose “sensitive information” has been compromised if unauthorized use of the information is “reasonably possible.” All fifty states, as well as the District of Columbia, Puerto Rico, Guam, and the U.S. Virgin Islands, have enacted legislation concerning breaches of data security and the duties of the Bank in response to a data breach. In addition, individual states in our market area has promulgated data security regulations with respect to personal information of their residents. Pursuant to the FACT Act, the Bank has developed and implemented a written identity theft prevention program to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts. Additionally, the FACT Act amended the Fair Credit Reporting Act to generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and a reasonable opportunity and a reasonable and method to opt out of the making of such solicitations.

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

The COVID-19 pandemic has impacted and is likely to continue to impact the national economy and the regional and local markets in which we operate, lower equity market valuations, create significant volatility and disruption in capital and debt markets, and increase unemployment levels. Our business operations may be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. We are subject to heightened cybersecurity, information security and operational risks as a result of work-from-home arrangements that we have put in place for our employees. Government policies and directives relating to the pandemic response are subject to change. Changes in customer behavior due to work-from-home arrangements and other pandemic related responses may impact the demand for our products and services, which could adversely affect our revenue. Increases in deposit balances due, among other things, to government stimulus and relief programs could adversely affect our financial performance if we are unable to successfully lend or invest those funds.

Our participation in the SBA’s PPP may expose us to reputational harm, as well as the risk that the SBA may not fund some or all of the guarantees associated with PPP loans.

As of December 31, 2021, PPP loans outstanding amounted to $27.0 million. We depend on our reputation as a trusted and responsible financial services company to compete effectively in the communities that we serve, and any negative public or customer response to, or any litigation or claims that might arise out of, our participation in the PPP and any other legislative or regulatory initiatives and programs that may be enacted in response to the COVID-19 pandemic, could adversely impact our business. In addition, if the SBA determines that there is a deficiency in the manner in which a PPP loan was originated, funded, or serviced by us, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

Commercial real estate and commercial loans carry greater credit risk than loans secured by owner-occupied one- to four-family real estate.

We intend to continue our focus on prudently growing our commercial real estate and commercial loan portfolio. At December 31, 2021, our commercial real estate loan portfolio was $1.70 billion, or 47.1% of total loans, and our commercial and industrial loan portfolio was $421.6 million, or 11.7% of total loans. Given their larger balances and the complexity of the underlying collateral, commercial real estate and commercial loans generally expose a lender to greater credit risk than loans secured by owner-occupied one- to four-family real estate. Also, many of our borrowers or related groups of borrowers have more than one of these types of loans outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential real estate loan. If loans that are collateralized by real estate or other business assets become troubled and the value of the collateral has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for loan losses which would in turn adversely affect our operating results and financial condition. Further, if we foreclose on the collateral, our holding period for the collateral may be longer than for one- to four-family real estate loans because there are fewer potential purchasers of the collateral, which can result in substantial holding costs.

The unseasoned nature of our commercial real estate and commercial loan portfolio may result in changes to our estimates of collectability, which may lead to additional provisions or charge-offs, which could hurt our profits.

Our commercial real estate loan portfolio increased to $1.70 billion at December 31, 2021 from $1.55 billion at December 31, 2020 and $1.17 billion at December 31, 2019, and our commercial and industrial loan portfolio was $421.6 million at December 31, 2021, $464.4 million at December 31, 2020 and $306.3 million at December 31, 2019. A large portion of our commercial real estate and commercial and industrial loan portfolio is unseasoned and does not provide us with a significant payment or charge-off history pattern from which to judge future collectability. Currently we estimate potential charge-offs using peer data adjusted for qualitative factors specific to us. As a result, it may be difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience or current estimates, which could adversely affect our future performance. Further, these types of loans generally have larger balances and involve a greater risk than one- to four-family residential mortgage loans. Accordingly, if we make any errors in judgment in the collectability of our commercial or commercial real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred historically with our residential mortgage loan or consumer loan portfolios.

Our commercial and residential construction loans are subject to various lending risks depending on the nature of the borrower’s business, its cash flow and our collateral.

At December 31, 2021, our commercial construction loan portfolio was $136.6 million, or 3.8% of total loans, and our residential construction loan portfolio consisted of $33.3 million, or 0.9% of total loans. Our construction loans are based upon estimates of costs to construct and the value associated with the completed project. These estimates may be inaccurate due to the uncertainties inherent in estimating construction costs, as well as the market value of the completed project, making it relatively difficult to accurately evaluate the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. Delays in completing the project may arise from labor problems, material shortages and other unpredictable contingencies. If the estimate of construction costs is inaccurate, we may be required to advance additional funds to complete construction. If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project.

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

At December 31, 2021, total residential real estate loans were $1.22 billion, or 33.8% of total loans. Residential mortgage lending, whether owner-occupied or non-owner occupied, is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations. Declines in real estate values could cause some of our residential mortgages to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral. Residential loans with combined higher loan-to-value ratios are more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, they may be unable to repay their loans in full from the sale proceeds. For those home equity loans and lines of credit secured by a second mortgage, it is unlikely that we will be successful in recovering all or a portion of our loan proceeds in the event of default unless we are prepared to repay the first mortgage loan and such repayment and the costs associated with a foreclosure are justified by the value of the property. For these reasons, we may experience higher rates of delinquencies, defaults and losses on our home equity loans.

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

At December 31, 2021, our allowance for loan losses was $45.4 million, or 1.26% of total loans. At December 31, 2020, our allowance for loan losses was $55.4 million, or 1.59% of total loans, compared to $24.1 million, or 0.76% at December 31, 2019. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for many of our loans. In determining the amount of the allowance for loan losses, we review our loans, loss and delinquency experience, and commercial and commercial real estate peer data and we evaluate other factors including, among other things, current economic conditions. If our assumptions are incorrect, or if delinquencies or non-performing loans increase, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to our allowance, which could materially decrease our net income.

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

Historically, we originated auto loans through a network of auto dealers in Massachusetts and Rhode Island, a practice that we discontinued in April 2018. We also originated auto lease loans through our relationship with Credit Union Leasing of America, or “CULA”, a practice that we discontinued in the fourth quarter of 2019. At December 31, 2021, our indirect auto loan portfolio was $5.1 million, or 0.1% of total loans, and our indirect auto lease loan portfolio was $110.0 million, or 3.0% of total loans. Auto loans and auto lease loans are inherently risky as they are often secured by assets that may be difficult to locate and can depreciate rapidly. In some cases, repossessed collateral for a defaulted auto loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency may not warrant further substantial collection efforts against the borrower. Auto loan collections depend on the borrower’s continuing financial stability, and are therefore more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy. Additional risk elements associated with indirect lending include the limited personal contact with the borrower as a result of indirect lending through non-bank channels, namely automobile dealers.

A portion of our loan portfolio consists of loan participations, which may have a higher risk of loss than loans we originate because we are not the lead lender and we have limited control over credit monitoring.

We occasionally purchase loan participations. Although we underwrite these loan participations consistent with our general underwriting criteria, loan participations may have a higher risk of loss than loans we originate because we rely on the lead lender to monitor the performance of the loan. Moreover, our decisions regarding the classification of a loan participation and loan loss provisions associated with a loan participation are made in part based upon information provided by the lead lender. A lead lender also may not monitor a participation loan in the same manner as we would for loans that we originate. At December 31, 2021, we held loan participation interests in commercial real estate, commercial and commercial construction loans totaling $301.4 million.

Changes in interest rates may hurt our results of operations and financial condition.

Like other financial institutions, we are subject to interest rate risk. Our primary source of income is net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and borrowings. Changes in the general level of interest rates can affect our net interest income by affecting the difference between the weighted-average yield earned on our interest-earning assets and the weighted-average rate paid on our interest-bearing liabilities, or interest rate spread, and the average life of our interest-earning assets and interest-bearing liabilities. Interest rates are highly sensitive to many factors, including government monetary policies, inflation, domestic and international economic and political conditions. Conditions such as inflation, deflation, recession, unemployment, money supply, and other factors beyond our control may also affect interest rates.

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

When the purchase price of an acquired business exceeds the fair value of its tangible assets, the excess is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price that is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. At December 31, 2021, we had goodwill and other intangible assets of $73.0 million, consisting of $10.8 million of goodwill primarily in connection with the acquisition of HarborOne Mortgage in 2015, and $59.0 million of goodwill and $3.2 million in core deposit intangibles in connection with the acquisition of Coastway Bancorp, Inc. (“Coastway”) in 2018. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we will be required to write down the value of these assets. We may be required to take impairment charges in the future, which would have a negative effect on our shareholders’ equity and financial results.

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

Our deposits are a low-cost and stable source of funding. We compete with banks and other financial institutions for deposits. Funding costs may increase if we lose deposits and are forced to replace them with more expensive sources of funding, such as the FHLB, if clients shift their deposits into higher cost products or if we need to raise interest rates to avoid losing deposits. Higher funding costs could reduce our net interest margin, net interest income and net income.

Our funding sources may prove insufficient to allow us to satisfy our liquidity requirements, meet our obligations, or support future growth.

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

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. The widespread adoption of new technologies, including, cryptocurrencies and payment systems, could require substantial expenditures to modify or adapt our existing products and services. We might not be successful in developing or introducing new or modified products and services, integrating new products or services into our existing offerings, responding or adapting to changes in consumer behavior, preferences, spending, investing and/or saving habits, achieving market acceptance of our products and services, reducing costs in response to pressures to deliver products and services at lower prices or sufficiently developing and maintaining loyal customers.

Development of new products and services may impose additional costs on us and may expose us to increased operational risk.

The introduction of new products and services can entail significant time and resources, including regulatory approvals. Substantial risks and uncertainties are associated with the introduction of new products and services, including technical and control requirements that may need to be developed and implemented, rapid technological change in the industry, our ability to access technical and other information from its clients, the significant and ongoing investments required to bring new products and services to market in a timely manner at competitive prices and the preparation of marketing, sales and other materials that fully and accurately describe the product or service and its underlying risks. Our failure to manage these risks and uncertainties also exposes it to enhanced risk of operational lapses which may result in the recognition of financial statement liabilities. Regulatory and internal control requirements, capital requirements, competitive alternatives, vendor relationships and shifting market preferences may also determine if such initiatives can be brought to market in a manner that is timely and attractive to our clients. Products and services relying on internet and mobile technologies may expose us to fraud and cybersecurity risks. Failure to successfully manage these risks in the development and implementation of new products or services could have a material adverse effect on our business and reputation, as well as on its consolidated results of operations and financial condition.

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

The Company has certain loans, investment securities and debt obligations whose interest rate is indexed to the London InterBank Offered Rate (“LIBOR”). LIBOR is used extensively in the United States as a benchmark for various commercial and financial contracts, including funding sources, adjustable rate mortgages, corporate debt, interest rate swaps and other derivatives. LIBOR is set based on interest rate information reported by certain banks, which will stop reporting such information after June 30, 2023. It is uncertain at this time whether LIBOR will change or cease to exist or the extent to which those entering into financial contracts will transition to any other particular benchmark. Other benchmarks may perform differently than LIBOR or may have other consequences that cannot currently be anticipated. It is also uncertain what will happen with instruments that rely on LIBOR for future interest rate adjustments and which of those instruments may remain outstanding or be renegotiated if LIBOR ceases to exist. The uncertainty regarding the future of LIBOR as well as the transition from LIBOR to another benchmark rate or rates, such as the Secured Overnight Financing Rate (“SOFR”) could have adverse impacts on our funding costs or net interest margins, as well as any floating-rate obligations, loans, deposits, derivatives, and other financial instruments that currently use LIBOR as a benchmark rate and, ultimately, adversely affect our financial condition and results of operations.

We may need to raise additional capital in the future, but that capital may not be available when it is needed, or the cost of that capital may be very high.

We are required by our regulators to maintain adequate levels of capital to support our operations, which may result in our need to raise additional capital to support continued growth. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance. Accordingly, we may not be able to raise additional capital if needed on terms that are acceptable to us, or at all. If we cannot raise additional capital when needed, our operations could be materially impaired and our financial condition and liquidity could be materially and adversely affected. In addition, if we are unable to raise additional capital when required by the Commissioner or the Federal Reserve, we may be subject to adverse regulatory action.

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

We regularly assess and test our security systems and disaster preparedness, including back-up systems, but the risks are substantially escalating. As a result, cybersecurity and the continued enhancement of our controls and processes to protect our systems, data and networks from attacks, unauthorized access or significant damage remain a priority. Accordingly, we may be required to expend additional resources to enhance our protective measures or to investigate and remediate any information security vulnerabilities or exposures. Any breach of our system security could result in disruption of our operations, unauthorized access to confidential customer information, significant regulatory costs, litigation exposure and other possible damages, loss or liability and such a breach could negatively impact customer confidence, damaging our reputation and undermining our ability to attract and keep customers.

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

Of the newly issued guidance, the most significant to us is the FASB Accounting Standards Update (ASU) 2016-13, Financial Instruments- Credit Losses (Topic 326), commonly referred to as “CECL,” which introduces new guidance for the accounting for credit losses on instruments within its scope. CECL requires loss estimates for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts. It also modifies the impairment model for debt securities available for sale and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The Company had previously elected to delay its adoption of CECL, as provided by its emerging growth company status. The CARES Act allowed the Company to extend the transition   until the date on which the National Emergency concerning COVID-19 was terminated or December 31, 2020, whichever occurred first. The December 31, 2020 adoption date under the CARES Act was extended to January 1, 2022, and therefore the Company has adopted CECL on January 1, 2022.

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

At December 31, 2021, we had aggregate principal amount of $35.0 million in subordinated notes. Payments of the principal and interest on the subordinated notes are senior to our shares of common stock. As a result, we must make payments on our subordinated notes before any dividends can be paid to our common shareholders. In addition, in the event of our bankruptcy, dissolution or liquidation, the holders of the subordinated notes must be satisfied before any distributions can be made on our common stock.

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

Attractive acquisition opportunities may not be available to us in the future which could limit the growth of our business.

We may not be able to sustain a positive rate of growth or expand our business. We expect that other banking and financial service companies, many of which have significantly greater resources than us, will compete with us in acquiring other financial institutions if we pursue such acquisitions. This competition could increase prices for potential acquisitions that we believe are attractive. Also, acquisitions are subject to various regulatory approvals. If we fail to receive the appropriate regulatory approvals for a transaction, we will not be able to consummate such transaction which we believe to be in our best interests. Among other things, our regulators consider our capital, liquidity, profitability, regulatory compliance and levels of goodwill and intangibles when considering acquisition and expansion proposals. Other factors, such as economic conditions and legislative considerations, may also impede or prohibit our ability to expand our market presence. If we are not able to successfully grow our business, our financial condition and results of operations could be adversely affected.

Various factors may make takeover attempts more difficult to achieve.

Certain provisions of our articles of organization and state and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire control of us without our Board of Directors’ approval. Under regulations applicable to the conversion, for a period of three years following completion of the conversion, no person may acquire beneficial ownership of more than 10% of our common stock without prior approval of the Federal Reserve and the Commissioner. Under federal law, subject to certain exemptions, a person, entity or group must notify the Federal Reserve before acquiring control of a bank holding company. Acquisition of 10% or more of any class of voting stock of a bank holding company creates a rebuttable presumption that the acquirer “controls” the bank holding company. Also, a bank holding company must obtain the prior approval of the Federal Reserve before, among other things, acquiring direct or indirect ownership or control of more than 5% of any class of voting shares of any bank, including HarborOne Bank.

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

We are subject to regulation and supervision by the Federal Reserve, and the Bank is subject to regulation and supervision by the Commissioner and the FDIC. Federal and state laws and regulations govern numerous matters affecting us, including changes in the ownership or control of banks and bank holding companies, maintenance of adequate capital and the financial condition of a financial institution, permissible types, amounts and terms of extensions of credit and investments, permissible non-banking activities, the level of reserves against deposits and restrictions on stock repurchases and dividend payments. The FDIC and the Commissioner have the power to issue cease and desist orders to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the Federal Reserve possesses similar powers with respect to bank holding companies. These and other restrictions limit the manner in which we and HarborOne Bank may conduct business and obtain financing.

Federal regulations establish minimum capital requirements for insured depository institutions, including minimum risk-based capital and leverage ratios, and define “capital” for calculating these ratios. The minimum capital requirements are: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. The regulations also establish a “capital conservation buffer” of 2.5%. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the capital conservation buffer amount. The application of these capital requirements could, among other things, require us to maintain higher capital resulting in lower returns on equity, and we may be required to obtain additional capital to comply or result in regulatory actions if we are unable to comply with such requirements. See Item 1, “Business-Supervision and Regulation-Capital Adequacy and Safety and Soundness-Regulatory Capital Requirements.”

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

We face significant legal risks, both from regulatory investigations and proceedings and from private actions brought against us.

As a participant in the financial services industry, many aspects of our business involve substantial risk of legal liability. From time to time we are named as a defendant or are otherwise involved in various legal proceedings, including class actions and other litigation or disputes with third parties. There is no assurance that litigation with private parties will not increase in the future. Actions currently pending against us may result in judgments, settlements, fines, penalties or other results adverse to us, which could materially adversely affect our business, financial condition or results of operations, or cause serious reputational harm to us.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

At December 31, 2021, we conducted business throughout our Southeastern New England network of 30 full-service branches, and commercial lending offices in each of Boston, Massachusetts and Providence, Rhode Island. In addition, we have administrative offices in Brockton, Massachusetts. Most of our branches are equipped with ATMs and drive-up windows and we also have 5 stand-alone ATM locations in Massachusetts. HarborOne Mortgage, LLC, a subsidiary of HarborOne Bank maintains more than 28 offices in Massachusetts, Rhode Island, and New Hampshire and is licensed to lend in seven additional states. We own 17 and lease 46 of the properties in which we operate. At December 31, 2021, the total net book value of our land, buildings, furniture, fixtures and equipment was $50.7 million.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On June 30, 2016, shares of the Company’s common stock commenced trading on the NASDAQ Global Select Market under the symbol “HONE.” The approximate number of shareholders of record of the Company’s common stock as of March 1, 2021 was 3,017.  The number of record-holders may not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees.

The Company currently pays quarterly cash dividends in the amount of $0.05 per share. The Company’s primary source of funds for dividends paid to shareholders is the receipt of dividends from the Bank, future dividends will depend on the earnings of the Bank, its financial condition, its need for funds, applicable government policies and regulations, and other such matters the Board of Directors deems appropriate. Management believes that the Bank will continue to generate adequate earnings to continue to pay comparable dividends in the future.

Stock Performance Graph

   The stock performance graph compares the cumulative total shareholder return on the Company’s common stock against cumulative total return of the Russell 2000 Index and the S&P 600 Thrift and Mortgage Finance Index from December 31, 2016 to December 31, 2021. The results presented assume that the value of the Company’s common stock and each index was $100.00 on December 31, 2016. Total return assumes reinvestment of dividends.

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

The following chart depicts the total return performance of the Company:

Total Return Performance
200
150
100
50
Index Value
HarborOne Bancorp, Inc.
Russell 2000 Index
S&P 600 Thrifts & Mortgage Finance Index
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21

Index	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
HarborOne Bancorp, Inc.	100.00	99.07	82.16	102.02	101.82	140.62
Russell 2000 Index	100.00	114.65	102.02	128.06	153.62	176.39
S&P 600 Thrifts & Mortgage Finance Index	100.00	121.80	106.22	143.50	136.75	175.02

Source : SNL Financial, an offering of S&P Global Market Intelligence

Purchases of Equity Securities by the Issuer and Affiliated Purchases

The following table provides information regarding the Company’s purchase of its common stock during the three-month period ended December 31, 2021

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Maximum Number (or
			Total Number of Shares	Approximate Dollar
			(or Units) Purchased as	Value) of Shares (or
	Total Number		Part of Publicly	Units) that May Yet Be
	of Shares	Average Price	Announced Plans or	Purchased Under the
	Purchased	Paid Per Share	Programs	Plans or Programs
October 1 to October 31, 2021	—	$—	—	—
November 1 to November 30, 2021	222,415	14.61	222,415	—
December 1 to December 31, 2021	577,949	14.53	800,364	—
Total	800,364	$14.55	800,364	1,867,795

The Company adopted a share repurchase program on September 17, 2021. Under the share repurchase program, the Company may repurchase up to 2,668,159 shares of the Company’s common stock, or approximately 5% of the Company’s current issued and outstanding shares. The repurchase program may be suspended or terminated at any time without prior notice, and it will expire September 17, 2022.

ITEM 6. RESERVED

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The selected financial and other data of the Company, as of December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020 and 2019, set forth below are derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company and Notes thereto presented elsewhere herein. The results reflect the acquisition of Coastway on October 5, 2018.

	December 31,
	2021	2020	2019	2018	2017

	(in thousands)
Financial Condition Data:
Total assets	$4,553,405	$4,483,615	$4,058,921	$3,653,121	$2,684,920
Cash and cash equivalents	194,719	205,870	211,616	105,521	80,791
Securities available for sale, at fair value	394,036	276,498	239,473	209,293	170,853
Securities held to maturity, at cost	—	—	26,372	44,688	46,869
Asset held for sale	881	—	8,536	—	—
Loans held for sale, at fair value	45,642	208,612	110,552	42,107	59,460
Loans receivable, net	3,562,356	3,439,247	3,147,498	2,964,852	2,176,478
Deposits	3,682,649	3,506,209	2,942,873	2,685,061	2,013,738
Borrowings	89,870	183,130	388,039	553,735	290,365
Total equity	679,261	696,314	665,794	357,574	343,484

	Year Ended December 31,
	2021	2020	2019	2018	2017

	(in thousands)
Selected Operating Data:
Interest and dividend income	$143,895	$148,558	$154,784	$115,708	$90,284
Interest expense	12,525	28,492	45,722	26,778	15,936
Net interest income	131,370	120,066	109,062	88,930	74,348
Provision for loan losses	(7,258)	34,815	4,747	3,828	2,416
Net interest income, after provision for loan losses	138,628	85,251	104,315	85,102	71,932
Mortgage banking income	77,334	113,909	36,775	29,801	36,537
Loss on asset held for sale	—	—	(482)	—	—
Gains on sale and calls of securities, net	241	2,533	1,344	5	—
Other noninterest income	23,111	22,238	22,458	18,584	17,339
Noninterest expense	158,862	165,922	141,734	119,285	108,756
Income before income taxes	80,452	58,009	22,676	14,207	17,052
Income tax expense	21,935	13,217	4,408	2,813	6,673
Net income	$58,517	$44,792	$18,268	$11,394	$10,379

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

	At or For the Year Ended December 31,
	2021	2020	2019	2018	2017

Performance Ratios:
Return on average assets (ratio of net income to average total assets)	1.29%	1.05%	0.49%	0.39%	0.40%
Return on average equity (ratio of net income to average equity)	8.45	6.55	3.82	3.27	3.09
Interest rate spread(1)	2.99	2.80	2.81	2.99	2.88
Net interest margin(2)	3.12	3.06	3.14	3.22	3.04
Efficiency ratio(3)	67.94	63.48	82.40	86.35	84.75
Average interest-earning assets to average interest-bearing liabilities	139.75	134.81	125.39	124.05	124.78
Average equity to average total assets	15.20	16.09	12.78	11.91	13.00
Asset Quality Ratios:
Non-performing assets to total assets	0.79%	0.77%	0.76%	0.51%	0.69%
Non-performing loans to total loans	1.00	0.99	0.96	0.59	0.81
Allowance for loan losses to non-performing loans	125.60	162.44	79.35	116.62	103.55
Allowance for loan losses to total loans	1.26	1.59	0.76	0.69	0.84
Allowance for loan losses to total loans, excluding PPP	1.27	1.64	—	—	—
Net loans charged off as a percent of average loans outstanding	0.08	0.10	0.04	0.07	0.04
Capital Ratios for Bancorp:
Common equity Tier 1 to risk weighted assets	16.4%	17.7%	18.7%	9.9%	15.1%
Tier 1 capital to risk weighted assets	16.4	17.7	18.7	9.9	15.1
Total capital to risk weighted assets	18.5	19.9	20.6	11.8	16.0
Tier 1 capital to average assets	13.6	14.5	15.3	8.2	12.5

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

On August 14, 2019, the Company completed a second-step mutual-to-stock conversion offering (the “Offering”). Prior to the completion of the Offering approximately 53% of the shares of common stock of the Company were owned by the MHC. The Company raised gross proceeds of $310.4 million and incurred expenses of $6.3 million resulting in net cash proceeds of $304.1 million by selling 31,036,812 shares of common stock at $10.00 per share in the Offering. In addition, each share of the Company common stock owned by shareholders, other than the MHC, prior to the Offering was exchanged for 1.795431 shares of Company common stock, a total of 12,162,763 shares of Company common stock were issued in the exchange. The Company utilized $24.8 million to fund an additional ESOP loan, invested $151.3 million into the Bank’s operations, and retained the remaining amount for general corporate purposes.

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

The HarborOne Bank segment generates the significant majority of our consolidated net interest income and requires the provision for loan losses. The HarborOne Mortgage segment generates the majority of our noninterest income. We have provided below

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

a discussion of the material results of operations for each segment on a separate basis for the years ended December 31, 2021 and 2020, which focuses on noninterest income and noninterest expenses. We have also provided a discussion of the consolidated operations of the Company, which includes the operations of HarborOne Bank and HarborOne Mortgage, for the same periods.

For additional revenue, net income, assets, and other financial information for each of the Company’s reportable segments, see Part II, Item 8. “Financial Statements and Supplementary Data – Note 22: Segment Reporting.”

COVID-19 Pandemic Update

During 2020 and to a lesser extent in 2021, the COVID-19 pandemic, continues to have an impact on our operations.

Our commercial and consumer banking products and services are offered primarily in Southeastern New England, where individual and governmental responses to the COVID-19 pandemic led to a broad curtailment of economic activity beginning in March 2020. During 2021, although economic and pandemic trends generally improved, pandemic mitigation efforts continued to impact our customers and employees. The longer-term potential impact on our business depends on future developments and individual and governmental responses to those developments. The sustainability of the economic recovery observed in 2021 remains unclear and significant volatility could continue for a prolonged period, as the potential exists for additional variants of COVID-19 to impede the economic recovery and exacerbate geographic differences in the spread of, and response to, COVID-19. As of December 31, 2021, we do not anticipate significant challenges to our ability to maintain our systems and controls and do not currently face any material resource constraints. The Company maintains access to multiple sources of liquidity. If an extended recession caused large numbers of the Company’s deposit customers to withdraw their funds, the Company may become more reliant on volatile or more expensive sources of funding.

We had previously provided access to the PPP to both our existing customers and new customers, to ensure that small businesses in the communities we serve had access to this important lifeline for their businesses. As of December 31, 2021, outstanding PPP loans amounted to $27.0 million, and there was $949,000 in deferred processing fee income. We expect to complete the forgiveness process on the remaining PPP loans by the end of the first quarter of 2022.

We also provided payment deferrals and other accommodations to certain of our commercial loan customers whose businesses were impacted by the COVID-19 pandemic and the related mitigation efforts. As of December 31, 2021, all payment deferrals have expired. There are three commercial loans with expired deferrals, amounting to $2.7 million, that are delinquent and on non-accrual status. There is one commercial credit in the amount of $8.8 million whose deferral has expired and is current, but is on non-accrual status. The residential loan and consumer loan portfolios have not experienced significant credit quality deterioration as of December 31, 2021. As of December 31, 2021, all payment deferrals on residential mortgage loans had expired. As of December 31, 2021, seven residential real estate loans with expired deferrals and a total outstanding principal balance of $978,000 are delinquent, and four of those loans, amounting to $735,000, are in non-accrual status. We have no active payment deferrals on consumer loans, eight loans with expired deferrals, and a total outstanding principal balance of $163,000 that are delinquent. Requests for additional extensions on residential mortgage loans and consumer loans were not significant as of December 31, 2021. The continuing impact and uncertain nature of the COVID-19 pandemic may result in increases in delinquencies, charge-offs and loan modifications in our loan portfolios in 2022.

Management continues to assess the impact of the COVID-19 pandemic on our commercial loan portfolio, in light of current economic conditions and the effects of government actions to diminish the spread of new variants of the virus. Our commercial loan portfolio is diversified across many sectors and is largely secured by commercial real estate loans, which make up 75.3% of the total commercial loan portfolio. Management has identified and monitors commercial loan sectors that may be susceptible to increased credit risk as a result of the COVID-19 pandemic: retail, office space, hotels, restaurants, and recreation. The five commercial sectors identified as at- risk totaled $800.2 million at December 31, 2021, which represents 35.4% of the commercial loan portfolio. The at-risk sectors include $671.5 million in commercial real estate loans, $79.4 million in commercial and industrial loans, and $49.2 million in commercial construction loans. Non-performing loans included in the at-risk sectors amounted to $20.4 million at December 31, 2021, the majority of which was $10.9 million included in the hotels sector and $8.8 million included in the office space sector.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

	At Risk Sectors as of December 31, 2021

								Percent
						Total		at risk
						at risk	Total	sector
	Retail	Office Space	Hotel	Restaurants	Recreation	sectors	loans	to total

	(dollars in thousands)

Commercial real estate	$221,197	$189,704	$229,733	$16,331	$14,583	$671,548	$1,699,877	39.5%
Commercial and industrial	30,472	13,075	2,982	28,071	4,781	79,381	421,608	18.8
Commercial construction	20,330	1,028	8,980	18,196	707	49,241	136,563	36.1
Total	$271,999	$203,807	$241,695	$62,598	$20,071	$800,170	$2,258,048	35.4%

Outstanding principal, active commercial deferrals	$—	$—	$—	$—	$—	$—	$2,258,048	—%
Outstanding principal, expired and delinquent commercial deferrals	$—	$515	$2,202	$—	$—	$2,717	$2,258,048	0.1%
PPP loans, net of fees	$1,111	$—	$1,266	$3,590	$1,596	$7,563	$26,054	29.0%
Nonaccrual loans	$387	$8,843	$10,872	$334	$—	$20,436	$36,133	56.6%
New loan originations within the sector year to date*	$48,787	$31,535	$101,949	$24,500	$7,813	$214,584	$2,258,048	9.5%

*Balance represents original amount and includes unadvanced amounts on lines of credit and construction loans

Although we have identified certain sectors that have the potential to be more susceptible to negative impacts of the COVID-19 pandemic, as trends largely continue to improve, we continue to make prudent lending decisions that include these sectors. For the year ended December 31, 2021, we originated $214.6 million loans in the at-risk sectors, including $101.9 million in the hotel sector. These hotel sector credits are generally secured by low to moderately leveraged real estate with solid operating metrics and strong sponsorship, and are typically to existing customers that have a track record of performance with the bank.

Nonperforming assets increased $1.5 million, or 4.3%, from $34.7 million at December 31, 2020, primarily reflecting the impact of a few large commercial real estate credits. Overall, the loan portfolio has not experienced significant credit quality deterioration as of December 31, 2021, however, the continuing impact and uncertain nature of the COVID-19 pandemic may result in increased delinquencies, charge-offs and loan modifications in these portfolios through the remainder of the year. Continued uncertainty regarding the severity and duration of the COVID-19 pandemic and related economic effects will continue to impact the magnitude of loan loss provisions and allowance for loan losses.

While interest and fees will continue to accrue on short term deferrals, the breadth of the economic impact may affect our borrowers’ ability to repay in future periods. Should eventual credit losses on these deferred payments emerge, interest income and fees in future periods could be negatively impacted.

The impact of the COVID-19 pandemic on the Company’s business, financial condition, results of operations and its customers has not been fully manifested. The fiscal stimulus and relief programs may have only delayed material adverse financial impact to the Company, and once the stimulus programs have been exhausted the Company may experience these impacts. The impacts will be contingent upon the possible resurgence of the virus, including new strains, offset by the success of the vaccine and its distribution and the ability of customers and businesses to return to their pre-pandemic routines. We anticipate continued economic uncertainty and volatility, which may have a future adverse financial impact on the Company.

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

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

As of December 31, 2021, we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act. For as long as we were an emerging growth company, we were permitted to take advantage of reduced regulatory and reporting requirements that are otherwise generally applicable to public companies.

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

Allowance for Loan Losses.    The allowance for loan losses is the amount estimated by Management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. The allowance consists of general, specific reserve and unallocated components. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: the likelihood of default; the loss exposure at default; the amount and timing of future cash flows on impaired loans; the value of collateral; and the determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. In addition, the FDIC and the Commissioner, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings. See Note 5, “Loans” within Notes to Consolidated Financial Statements included in item 8 of this annual report.

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

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Comparison of Financial Condition at December 31, 2021 and December 31, 2020

Total Assets.    Total assets increased $69.8 million, or 1.6%, to $4.55 billion at December 31, 2021 from $4.48 billion at December 31, 2020.

Cash and Cash Equivalents.  At December 31, 2021 cash and cash equivalents were $194.7 million, a decrease of 5.4% from $205.9 million at December 31, 2020.

Loans Held for Sale.    Loans held for sale at December 31, 2021 were $45.6 million, a decrease of $163.0 million, or 78.1%, from $208.6 million at December 31, 2020, as residential mortgage loan demand decreased primarily due to a decrease in refinancing activity.

Loans, net.    At December 31, 2021, net loans were $3.56 billion, an increase of $123.1 million, or 3.6%, from $3.44 billion at December 31, 2020, primarily due to increases in commercial real estate loans of $148.6 million, commercial construction loans of $37.2 million and residential real estate loans of $112.2 million, partially offset by decreases in commercial and industrial loans of $42.8 million and consumer loans of $142.1 million. Excluding the change in PPP loans, commercial and industrial loans increased $55.1 million. The allowance for loan losses was $45.4 million at December 31, 2021 and $55.4 million December 31, 2020, the decrease primarily reflecting the $7.3 million reversal of loan loss provision for the year ended December 31, 2021.

The following table sets forth certain information at December 31, 2021 regarding scheduled contractual maturities during the period indicated. The table does not include any estimate of prepayments. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. The following table also sets forth the rate structure of loans scheduled to mature after one year.

		Second
	One- to	Mortgage
	Four-Family	and Equity
	Residential	Lines of	Residential	Commercial	Commercial	Commercial		Total
	Real Estate	Credit	Construction	Real Estate	Construction	and Industrial	Consumer	Loans

	(in thousands)

Amounts due in:
One year or less	$544	$1,841	$—	$99,734	$9,820	$33,984	$80,635	$226,558
After one year through five years	10,480	11,945	—	667,609	49,885	125,626	47,768	913,313
Five through fifteen years	133,439	29,342	1,225	886,853	76,858	255,904	2,778	1,386,399
Beyond fifteen years	903,356	93,725	32,083	45,681	—	6,094	524	1,081,463
Total	$1,047,819	$136,853	$33,308	$1,699,877	$136,563	$421,608	$131,705	$3,607,733
Interest rate terms on amounts due after one year:
Fixed rate	$1,001,405	$8,573	$33,308	$879,379	$88,023	$184,034	$51,070	$2,245,792
Adjustable-rate	$45,870	$126,439	$—	$720,764	$38,720	$203,590	$—	$1,135,383

Generally, the actual maturity of loans is shorter than their contractual maturity due to prepayments. The average life of residential real estate loans is impacted by the current interest rate environment. The average life tends to increase when current mortgage loan rates are higher than the rates of the loans in the portfolio and to decrease when current rates are lower than the rates of the loans in the portfolio. Also, commercial and commercial real estate loans may be renewed at or near maturity, resulting in significant differences in principal payments actually received as compared to amounts contractually due in a period.

Securities.    Total investment securities at December 31, 2021 were $394.0 million, an increase of $117.5 million, or 42.5%, from December 31, 2020. For the year ended December 31, 2021, purchases amounted to $274.6 million in U.S. government agency mortgage-backed securities and $42.2 million U.S. government obligations. The total security portfolio represented 8.7% of total assets as of December 31, 2021, compared to 6.2% as of December 31, 2020. In the first quarter of 2020, with the intention to reduce credit risk in the investment portfolio, held-to-maturity securities were sold and as a result the remaining held-to-maturity securities were transferred to the available for sale category.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2021. Weighted average yields in the table below have been calculated based on the amortized cost of the security:

			More than One Year		More than Five
	One Year or Less		to Five Years		Years to Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield

	(dollars in thousands)

Securities available for sale:
Debt securities:
U.S. government and government-sponsored enterprise obligations	$—	—%	$—	—%	$42,148	1.58%	$—	—%	$42,148	1.58%
U.S. government agency and government-sponsored residential mortgage-backed securities	—	—	—	—	6,307	2.16	341,409	1.00	347,716	1.02
U.S. government sponsored collateralized mortgage obligations	—	—	369	2.37	1,496	2.45	2,062	3.22	3,927	2.85
SBA asset-backed securities	7	2.67	—	—	3,873	2.35	—	—	3,880	2.35
Total debt securities	$7	2.67%	$369	2.37%	$53,824	1.73%	$343,471	1.01%	$397,671	1.11%

Mortgage Servicing Rights (“MSRs”).    MSRs are created as a result of our mortgage banking origination activities and accounted for at fair value. At December 31, 2021, we serviced mortgage loans for others with an aggregate outstanding principal balance of $3.65 billion. Total MSRs were $38.3 million at December 31, 2021, compared to $24.8 million at December 31, 2020.

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

Prepayment speeds are significantly impacted by mortgage rates. Decreasing mortgage rates normally encourage increased mortgage refinancing activity, which reduces the life of the loans underlying the MSRs, thereby reducing the value of MSRs. The value of MSRs added during 2021 and 2020 may not be as significantly impacted by changes in residential mortgage rates in the future due to the historically low mortgage rates during the period.

Deposits.    Deposits increased $176.4 million, or 5.0%, to $3.68 billion at December 31, 2021 from $3.51 billion at December 31, 2020. The following table sets forth information concerning the composition of deposits:

	December 31,		Increase (Decrease)
	2021	2020	Dollars	Percent

	(dollars in thousands)

Noninterest-bearing deposits	$743,051	$689,672	$53,379	7.7%
NOW accounts	313,684	218,526	95,158	43.5
Regular savings	1,138,980	998,994	139,986	14.0
Money market accounts	548,830	550,834	(2,004)	(0.4)
Term certificate accounts	527,548	614,884	(87,336)	(14.2)
Consumer and business deposits	3,272,093	3,072,910	199,183	6.5
Municipal deposits	310,556	321,938	(11,382)	(3.5)
Wholesale deposits	100,000	111,361	(11,361)	(10.2)
Total deposits	$3,682,649	$3,506,209	$176,440	5.0%

Reciprocal deposits	$43,757	$104,946	$(61,189)	(58.3)%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The growth in deposits was driven by an increase of $199.2 million in consumer and business deposits. Consumer and business deposit growth was primarily a response to marketing and promotions of retail products and customers maintaining liquidity due to market uncertainty as a result of the COVID-19 pandemic.

Wholesale deposits includes brokered deposits of $100.0 million. The Bank participates in a reciprocal deposit program that converts deposits at the Bank into multiple deposits at other financial institutions. The reciprocal deposit program provides access to FDIC-insured deposit products in aggregate amounts exceeding the current limits for depositors. Total deposits at December 31, 2021 included $43.8 million in reciprocal deposits, including $4.9 million in municipal deposits. The wholesale deposits provide a channel for the Company to seek additional funding outside the Bank’s core market. During the year ended December 31, 2021, we continued to focus on enhancing our deposit mix in order to better manage our cost of funds and to expand our customer relationships.

The following table sets forth the average balances and weighted average rates of our deposit products at the dates indicated:

	Year Ended December 31,
	2021			2020			2019
			Weighted			Weighted			Weighted
	Average		Average	Average		Average	Average		Average
	Balance	Percent	Rate	Balance	Percent	Rate	Balance	Percent	Rate

	(dollars in thousands)

Deposit type:
Noninterest-bearing demand	$754,198	20.6%	—%	$576,128	17.7%	—%	$443,570	15.3%	—%
NOW accounts	257,201	7.0	0.06	188,103	5.8	0.08	139,851	4.8	0.07
Regular savings and club	1,115,626	30.6	0.14	849,239	26.0	0.39	548,746	19.0	0.55
Money market	846,756	23.2	0.20	832,131	25.5	0.63	853,743	29.5	1.48
Certificates of deposit	677,760	18.6	0.78	816,893	25.0	1.72	908,702	31.4	2.34
Total	$3,651,541	100.0%	0.24%	$3,262,494	100.0%	0.70%	$2,894,612	100.0%	1.28%

The total of estimated deposits in excess of the FDIC insurance limits amounted to $952.7 million and $924.5 million as of December 31, 2021 and 2020, respectively. The Bank provides insurance for deposits in excess of FDIC limits through the DIF. The following table sets forth the maturity of certificates of deposit, excluding brokered deposits, of $250,000 or more as of December 31, 2021:

Maturity Period	Amount
(in thousands)

Three months or less	$35,099
Over three through six months	29,491
Over six months through one year	32,656
Over one year	12,180
Total	$109,426

Borrowings. Total borrowings from the FHLB were $55.7 million at December 31, 2021, a decrease of $93.4 million from $149.1 million at December 31, 2020. On September 30, 2021, $20.0 million in FHLB borrowings with an average cost of 3.5% were prepaid, with a penalty of $1.1 million included in noninterest expense.

In August 2018, the Company issued $35.0 million in fixed-to-floating rate subordinated notes. The notes bear interest at an annual fixed rate of 5.625% until September 1, 2023 at which time the interest rate resets quarterly to an interest rate per annum equal to the three month LIBOR plus 278 basis points. An appropriate replacement rate index will be determined as part of our LIBOR reference rate transition. The notes are carried on the Consolidated Balance Sheets net of unamortized issuance costs of $841,000 at December 31, 2021, which are being amortized over the period to maturity date.

Stockholders’ equity. Total stockholders’ equity was $679.3 million at December 31, 2021 compared to $696.3 million at December 31, 2020. The Company adopted its third share repurchase program on September 17, 2021 to repurchase up to 2,668,159 shares of the Company’s common stock, or approximately 5% of the Company’s outstanding shares. The Company had repurchased 800,364 shares at an average price of $14.55 under this share repurchase program as of December 31, 2021. During the year ended

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

December 31, 2021 the Company repurchased a total of 5,021,067 shares at an average price of $13.68 for a total of $68.6 million under its share repurchase programs. During the year ended December 31, 2021, an additional 42,925 shares were acquired in connection with the satisfaction of tax obligations on vested restricted shares at an average price of $14.27 for a total of $613,000. During the year ended December 31, 2020, the Company purchased a total of 1,533,500 shares at an average price of $10.29 for a total of $15.9 million.

Comparison of Results of Operations for the Years Ended December 31, 2021 and 2020

HarborOne Bancorp, Inc. Consolidated

Overview. Consolidated net income for the year ended December 31, 2021 was $58.5 million, or $1.14 per diluted share, compared to net income of $44.8 million or $0.82 per diluted share, for the year ended December 31, 2020. For the year ended December 31, 2021, return on average assets was 1.29% and return on average equity was 8.45%, as compared to 1.05% and 6.55%, respectively, for the prior year. The Bank contributed $40.1 million in net income and HarborOne Mortgage contributed $21.7 million in net income. The 2021 results include $7.3 million reversal in provision for loan losses.

Average Balances and Yields. The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated, on a consolidated basis. Interest income on tax-exempt securities has been adjusted to a fully taxable-equivalent, or FTE, basis using a federal tax rate of 21% for the years ended December 31, 2021, 2020 and 2019. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

	Year Ended December 31,
	2021			2020			2019
	Average			Average			Average
	Outstanding		Yield/	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost

	(dollars in thousands)

Interest-earning assets:
Investment securities (1)	337,843	4,212	1.25	264,196	5,635	2.13	245,021	6,923	2.83
Other interest-earning assets	309,819	518	0.17	153,676	1,288	0.84	102,810	2,970	2.89
Loans held for sale	113,788	3,342	2.94	124,936	3,892	3.12	67,136	2,767	4.12
Loans
Commercial loans (2)	2,150,022	87,911	4.09	1,913,304	76,208	3.98	1,483,439	74,085	4.99
Residential real estate loans (2)	1,110,840	39,309	3.54	1,116,601	46,430	4.16	1,115,616	49,459	4.43
Consumer loans (2)	192,841	8,603	4.46	353,412	15,127	4.28	460,625	18,684	4.06
Total loans	3,453,703	135,823	3.93	3,383,317	137,765	4.07	3,059,680	142,228	4.65
Total interest-earning assets	4,215,153	143,895	3.41	3,926,125	148,580	3.78	3,474,647	154,888	4.46
Noninterest-earning assets	338,559			324,942			270,441
Total assets	$4,553,712			$4,251,067			$3,745,088
Interest-bearing liabilities:
Savings accounts	$1,115,626	1,610	0.14	$849,239	3,342	0.39	$548,746	3,032	0.55
NOW accounts	257,201	163	0.06	188,103	143	0.08	139,851	104	0.07
Money market accounts	846,756	1,676	0.20	832,131	5,245	0.63	853,743	12,670	1.48
Certificates of deposit	577,760	4,638	0.80	714,628	12,930	1.81	811,089	18,880	2.33
Brokered deposits	100,000	636	0.64	102,265	1,133	1.11	97,613	2,371	2.43
Total interest-bearing deposits	2,897,343	8,723	0.30	2,686,366	22,793	0.85	2,451,042	37,057	1.51
FHLB advances	84,711	1,707	2.02	192,059	3,604	1.88	286,156	6,588	2.30
Subordinated debentures	34,096	2,095	6.14	33,967	2,095	6.17	33,848	2,077	6.14
Total borrowings	118,807	3,802	3.20	226,026	5,699	2.52	320,004	8,665	2.71
Total interest-bearing liabilities	3,016,150	12,525	0.42	2,912,392	28,492	0.98	2,771,046	45,722	1.65
Noninterest-bearing liabilities:
Noninterest-bearing deposits	754,198			576,128			443,570
Other noninterest-bearing liabilities	91,084			78,602			51,946
Total liabilities	3,861,432			3,567,122			3,266,562
Total equity	692,280			683,945			478,526
Total liabilities and equity	$4,553,712			$4,251,067			$3,745,088
Tax equivalent net interest income		131,370			120,088			109,166
Tax equivalent interest rate spread (3)			2.99%			2.80%			2.81%
Less: tax equivalent adjustment		—			22			104
Net interest income as reported		$131,370			$120,066			$109,062
Net interest-earning assets (4)	$1,199,003			$1,013,733			$703,601
Net interest margin (5)			3.12%			3.06%			3.14%
Tax equivalent effect			—			—			—
Net interest margin on a fully tax equivalent basis			3.12%			3.06%			3.14%
Ratio of interest-earning assets to interest-bearing liabilities	139.75%			134.81%			125.39%

Supplemental information:
Total deposits, including demand deposits	$3,651,541	$8,723		$3,262,494	$22,793		$2,894,612	$37,057
Cost of total deposits			0.24%			0.70%			1.28%
Total funding liabilities, including demand deposits	$3,770,348	$12,525		$3,488,520	$28,492		$3,214,616	$45,722
Cost of total funding liabilities			0.33%			0.82%			1.42%

(1) Includes securities available for sale and securities held to maturity. Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21%. The yield on investments before tax equivalent adjustments was 2.12% and 2.78% for the years ended December 31, 2020 and 2019, respectively.

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

	Year Ended December 31,
	2021 v. 2020			2020 v. 2019
	Increase (Decrease) Due to Changes in		Total	Increase (Decrease) Due to Changes in		Total
	Volume	Rate	Increase (Decrease)	Volume	Rate	Increase (Decrease)

	(in thousands)

Interest-earning assets:
Investment securities	$1,309	$(2,732)	$(1,423)	$510	$(1,798)	$(1,288)
Other interest-earning assets	723	(1,493)	(770)	1,041	(2,723)	(1,682)
Loans held for sale	(335)	(215)	(550)	1,929	(804)	1,125
Loans
Commercial loans	9,285	2,418	11,703	19,155	(17,032)	2,123
Residential real estate loans	(206)	(6,915)	(7,121)	335	(3,364)	(3,029)
Consumer loans	(6,554)	30	(6,524)	(3,932)	375	(3,557)
Total loans	2,525	(4,467)	(1,942)	15,558	(20,021)	(4,463)
Total interest-earning assets	4,222	(8,907)	(4,685)	19,038	(25,346)	(6,308)
Interest-bearing liabilities:
Savings accounts	828	(2,560)	(1,732)	1,357	(1,047)	310
NOW accounts	46	(26)	20	58	(19)	39
Money market accounts	90	(3,659)	(3,569)	(91)	(7,334)	(7,425)
Certificates of deposit	(2,123)	(6,169)	(8,292)	(2,028)	(3,922)	(5,950)
Brokered deposit	(24)	(473)	(497)	108	(1,346)	(1,238)
Total interest-bearing deposits	(1,183)	(12,887)	(14,070)	(596)	(13,668)	(14,264)
FHLB advances	(1,533)	(364)	(1,897)	(1,909)	(1,075)	(2,984)
Subordinated debentures	8	(8)	—	7	11	18
Total borrowings	(1,525)	(372)	(1,897)	(1,902)	(1,064)	(2,966)
Total interest-bearing liabilities	(2,708)	(13,259)	(15,967)	(2,498)	(14,732)	(17,230)
Change in net interest income	$6,930	$4,352	$11,282	$21,536	$(10,614)	$10,922

Interest and Dividend Income.    Interest and dividend income on a tax equivalent basis decreased $4.7 million, or 3.15%, in 2021, compared to 2020, primarily reflecting the repricing of adjustable rate loans and new loan originations at lower rates. Loan interest income decreased $1.9 million to $135.8 million, average loans increased $70.4 million and the yield decreased 14 basis points from a year ago. Commercial loan income includes the recognition of deferred fees on PPP loans in the amount of $5.9 million, as compared to $2.5 million in 2020. Loan interest income includes $3.6 million, as compared to $4.9 million in 2020, in accretion income from the fair value discount on loans acquired from Coastway.

Interest Expense.    Compared to 2020, interest expense for the year ended December 31, 2021 decreased $16.0 million, or 56.0% to $12.5 million from $28.5 million. The decrease primarily reflects a 55-basis-point decrease in the cost of interest-bearing deposits, partially offset by an increase of $211.0 million in average interest-bearing deposits, resulting in a $14.1 million decrease in interest expense on deposits. The cost of deposit funds was significantly impacted by falling rates and the deposit mix, as customers moved to more liquid options. The decreasing cost of certificates of deposits was the primary driver of the rate decrease, decreasing 101 basis points. The cost of FHLB borrowings decreased 14 basis points and the average balance decreased $107.3 million, resulting in a $1.9 million decrease in interest expense on FHLB borrowings.

Net Interest and Dividend Income.   Compared to 2020, tax equivalent net interest and dividend income for the year ended December 31, 2021 increased $11.3 million, or 9.4%, to $131.4 million from $120.1 million. The tax equivalent net interest spread increased 19 basis points to 2.99% for the year ended December 31, 2021 from 2.80% for the year ended December 31, 2020, and net interest margin on a tax equivalent basis also increased 6 basis points to 3.12% for the year ended December 31, 2021 from 3.06% for the year ended December 31, 2020.

Income Tax Provision. The provision for income taxes and effective tax rate for the year ended December 31, 2021 was $21.9 million and 27.3%, respectively, compared to $13.2 million and 22.8%, respectively, for the year ended December 31, 2020. The effective tax rate for the year ended December 31, 2021 was impacted by the recognition of a net tax benefit in the amount of $754,000

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

for a reserve release upon the expiration of the statute of limitations. The 2020 tax provision was impacted by a 2016 federal tax refund of $1.9 million recognized on the expiration of the statute of limitations.

Segments.  The Company has two reportable segments: HarborOne Bank and HarborOne Mortgage. Revenue from HarborOne Bank consists primarily of interest earned on loans and investment securities and service charges on deposit accounts. Revenue from HarborOne Mortgage is comprised of interest earned on loans and fees received as a result of the residential mortgage origination, sale and servicing process. The table below shows the results of operations for the Company’s segments, HarborOne Bank and HarborOne Mortgage, for the years ended December 31, 2021 and 2020, and the increase or decrease in those results.

	HarborOne Bank				HarborOne Mortgage
	Year Ended				Year Ended
	December 31,		Increase (Decrease)		December 31,		Increase (Decrease)
	2021	2020	Dollars	Percent	2021	2020	Dollars	Percent

	(dollars in thousands)

Net interest and dividend income	$129,785	$118,217	$11,568	9.8%	$3,468	$3,235	$233	7.2%
Provision (credit) for loan losses	(7,258)	34,815	(42,073)	(120.8)	—	—	—	—
Net interest and dividend income, after provision (credit) for loan losses	137,043	83,402	53,641	64.3	3,468	3,235	233	7.2
Mortgage banking income:
Gain on sale of mortgage loans	—	—	—	—	61,883	105,469	(43,586)	(41.3)
Intersegment gain (loss)	(3,665)	(3,148)	(517)	(16.4)	4,434	3,148	1,286	40.9
Changes in mortgage servicing rights fair value	(137)	(2,376)	2,239	94.2	(243)	(4,356)	4,113	94.4
Other	1,090	1,360	(270)	(19.9)	14,741	13,812	929	6.7
Total mortgage banking income (loss)	(2,712)	(4,164)	1,452	34.9	80,815	118,073	(37,258)	(31.6)
Other noninterest income (loss)	23,308	24,909	(1,601)	(6.4)	44	(138)	182	131.9
Total noninterest income	20,596	20,745	(149)	(0.7)	80,859	117,935	(37,076)	(31.4)
Noninterest expense	102,557	98,354	4,203	4.3	55,012	66,393	(11,381)	(17.1)
Income before income taxes	55,082	5,793	49,289	850.8	29,315	54,777	(25,462)	(46.5)
Provision for income taxes	14,933	527	14,406	NM	7,569	12,964	(5,395)	(41.6)
Net income	$40,149	$5,266	$34,883	662.4%	$21,746	$41,813	$(20,067)	(48.0)%

HarborOne Bank Segment

Results of Operations for the Years Ended December 31, 2021 and 2020

Net Income.     Bank net income for the year ended December 31, 2021 increased $34.9 million, or 662.4%, to $40.1 million from $5.3 million for the year ended December 31, 2020. Pre-tax income increased $49.3 million, or 850.8%, primarily reflecting the $7.3 million reversal of provision for loan losses in 2021, as compared to provision for loan losses of $34.8 million in 2020.

Provision for Loan Losses.    The Bank recorded a reversal of provision for loan losses of $7.3 million for the year ended December 31, 2021, compared to provision for loan loss of $34.8 million for the year ended December 31, 2020. At the start of the COVID-19 pandemic, Management established a COVID-19 pandemic qualitative factor. In estimating the provision for the COVID-19 pandemic, Management considered economic factors, including unemployment rates and the interest rate environment, and trends in the pandemic, such as vaccination and case rates. Positive trends in these factors during 2021, resulted in Management decreasing the provision related to COVID-19 and the provision reversal during 2021. For the year ended December 31, 2021, the Bank recorded net charge-offs of $2.8 million compared to $3.5 million for the year ended December 31, 2020. Nonaccrual loans increased to $36.1 million at December 31, 2021 from $34.1 million at December 31, 2020. The increase in nonaccrual loans is primarily due commercial real estate loans.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Noninterest Income.  Compared to the year ended December 31, 2020, total noninterest income for the year ended December 31, 2021 decreased $149,000, or 0.7%, to $20.6 million from $20.7 million. The following table sets forth the components on non-interest income:

	Year Ended December 31,		Increase (Decrease)
	2021	2020	Dollars	Percent

	(dollars in thousands)

Intersegment loss	$(3,665)	$(3,148)	$(517)	(16.4)%
Secondary market loan servicing fees, net of guarantee fees	1,090	1,360	(270)	(19.9)
Changes in mortgage servicing rights fair value	(137)	(2,376)	2,239	94.2
Total mortgage banking loss	(2,712)	(4,164)	1,452	34.9%
Interchange fees	10,496	8,869	1,627	18.3
Other deposit account fees	7,343	5,149	2,194	42.6
Income on retirement plan annuities	427	414	13	3.1
Gain on sale and call of securities	241	2,533	(2,292)	(90.5)
Bank-owned life insurance income	2,022	2,215	(193)	(8.7)
Swap fee income	315	1,531	(1,216)	(79.4)
Other	2,464	4,198	(1,734)	(41.3)
Total noninterest income	$20,596	$20,745	$(149)	(0.7)%

The primary reasons for the changes within the noninterest income categories shown in the preceding tables are noted below:

●	The Bank records an intersegment loss on loans purchased from HarborOne Mortgage that is offset in consolidation. The Bank purchased $472.5 million residential mortgage loans from HarborOne Mortgage during 2021.

●	The change in the MSR fair value was impacted by the 59-basis-point increase in the 10-year Treasury Constant Maturity rate from year end 2020 offset by accelerated payoffs. Accelerated payoffs resulted in amortization of $1.1 million for 2021 and the rate increase resulted in a $1.0 million increase in fair value. Mortgage payoffs are expected to decrease as rates rise in 2022.

●	The increase in interchange and other deposit fees reflects the reinstatement of fees and increased deposits.

●	Other noninterest income in 2020 includes $1.6 million in income from the sale of VISA B shares held in the investment portfolio whereas 2021 had no such income.

●	The gain on sale and call of securities primarily reflects gain recognized on the sale of $39.2 million of securities.

●	Swap fee income is collected and recorded at the time the swap contract is entered into, and therefore income fluctuates as a function of the swap agreements entered into in a period.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Noninterest Expense.  Noninterest expense for the year ended December 31, 2021 increased $4.2 million, or 4.3% to $102.6 million from $98.4 million for the year ended December 31, 2020. The following table sets forth the components on noninterest expense:

	Year Ended December 31,		Increase (Decrease)
	2021	2020	Dollars	Percent

	(dollars in thousands)

Compensation and benefits	$57,471	$54,380	$3,091	5.7%
Occupancy and equipment	16,427	14,527	1,900	13.1
Data processing expenses	8,568	8,532	36	0.4
Loan expenses	1,191	1,146	45	3.9
Marketing	3,397	3,138	259	8.3
Deposit expenses	1,782	1,874	(92)	(4.9)
Postage and printing	1,479	1,632	(153)	(9.4)
Professional fees	4,151	4,087	64	1.6
Prepayment penalties on Federal Home Loan Bank advances	1,095	—	1,095	100.0
Foreclosed and repossessed assets	(398)	(4)	(394)	NM
Deposit insurance	1,338	1,180	158	13.4
Other expenses	6,056	7,862	(1,806)	(23.0)
Total noninterest expense	$102,557	$98,354	$4,203	4.3%

The primary reasons for the significant changes within the noninterest expense categories shown in the preceding table are noted below:

●	The compensation and benefits increase reflects an increase in salary cost as a result annual salary increases, increased ESOP expense consistent with the increase in the Company’s stock price and an increase in stock compensation expense.

●	The increases in occupancy and equipment expenses is due an increase in building maintenance expense, new software licenses and the increase in branch locations.

●	The Bank paid $1.1 million prepayment penalty on FHLB borrowings of $20.0 million in 2021 and no such penalty in 2020.

●	The decrease in other expenses is due to a $1.5 million decrease in COVID-19 pandemic expenses.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

HarborOne Mortgage Segment

Results of Operations for the Year Ended December 31, 2021 and 2020.

Net Income.   HarborOne Mortgage recorded a net income of $21.7 million for the year ended December 31, 2021, as compared to net income of $41.8 million for the year ended December 31, 2020. The HarborOne Mortgage segment’s results are heavily impacted by prevailing mortgage rates, refinancing activity and home sales.

Noninterest Income. For the years ended December 31, 2021 and 2020, noninterest income totaled $80.8 million and $117.9 million, respectively. Noninterest income is primarily from mortgage banking income for which the following table provides further detail:

	Year Ended December 31,		Increase (Decrease)
	2021	2020	Dollars	Percent

	(dollars in thousands)

Gain on sale of mortgage loans	$61,883	$105,469	$(43,586)	(41.3)%
Intersegment gain	4,434	3,148	1,286	40.9
Processing, underwriting and closing fees	8,671	10,608	(1,937)	(18.3)
Secondary market loan servicing fees net of guarantee fees	6,070	3,204	2,866	89.5
Changes in mortgage servicing rights fair value	(243)	(4,356)	4,113	94.4
Total mortgage banking income	$80,815	$118,073	$(37,258)	(31.6)%

Originated mortgage servicing rights included in gain on sale of mortgage loans	$13,796	$13,722	$74	0.5%
Change in 10-year Treasury Constant Maturity rate in basis points	59	(99)

For the years ended December 31, 2021 and 2020, HarborOne Mortgage closed $2.46 billion and $2.81 billion, respectively, of residential mortgage loans. The following tables provide additional loan production detail:

	Year Ended December 31,
	2021		2020
	Loan		Loan
	Amount	% of Total	Amount	% of Total

	(dollars in thousands)

Product Type
Conventional	$1,677,882	68.4%	$2,122,262	75.5%
Government	160,958	6.6	163,467	5.8
State Housing Agency	77,251	3.1	84,975	3.0
Jumbo	538,565	21.9	442,800	15.7
Seconds	620	0.0	690	—
Total	$2,455,276	100.0%	$2,814,194	100.0%

Purpose
Purchase	$1,094,148	44.6%	$1,064,419	37.8%
Refinance	1,321,241	53.8	1,703,193	60.5
Construction	39,887	1.6	46,582	1.7
Total	$2,455,276	100.0%	$2,814,194	100.0%

The primary reason for the changes within the noninterest income categories shown in the preceding tables are noted below:

●	Gain on sale of mortgage loans decreased $43.6 million, or 41.3%, due to tighter margins and decreased residential mortgage demand as a result of decreased refinance activity in 2021 as mortgage interest rates trended up. Margins on mortgage loan sales decreased approximately 120 basis points as compared to 2020 and may continue to decline in 2022.

●	Processing, underwriting and closing fees decreased, due to volume decreases.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

●	Secondary market loan servicing fees, net of guarantee fees increased consistent with an increase in the average balance of the serviced portfolio. The unpaid balance of the servicing portfolio totaled $3.28 billion and $2.56 billion at December 31, 2021 and 2020, respectively.

●	The change in the MSR fair value was impacted by the 59-basis-point increase in the 10-year Treasury Constant Maturity rate from year end 2020 offset by accelerated payoffs. Accelerated payoffs resulted in amortization of $4.9 million for 2021 and the rate increase resulted in a $4.6 million increase in fair value. Mortgage payoffs are expected to decrease as rates rise in 2022.

Noninterest Expense. Noninterest expense decreased $11.4 million, or 17.1%, to $55.0 million for the year ended December 31, 2021 from $66.4 million. The following table sets forth the components on noninterest expense:

	Year Ended December 31,		Increase (Decrease)
	2021	2020	Dollars	Percent

	(dollars in thousands)

Compensation and benefits	$44,415	$51,847	$(7,432)	(14.3)%
Occupancy and equipment	2,986	3,240	(254)	(7.8)
Data processing expenses	507	280	227	81.1
Loan expenses	4,549	8,664	(4,115)	(47.5)
Marketing	247	252	(5)	(2.0)
Postage and printing	99	136	(37)	(27.2)
Professional fees	1,471	892	579	64.9
Other expenses	738	1,082	(344)	(31.8)
Total noninterest expense	$55,012	$66,393	$(11,381)	(17.1)%

The primary reason for the changes within the noninterest expense categories shown in the preceding tables are noted below:

●	The decrease in compensation and benefits and loan expenses reflects decreases consistent with the decrease in loan origination volume and staffing levels.

●	Occupancy and equipment expense decreased due to a decrease in leased premises.

●	The increase in professional fees reflects expenses for enhancements to quality control and data management.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Comparison of Results of Operations for the Years Ended December 31, 2020 and 2019

Results of Operations for the Years Ended December 31, 2020 and 2019 are included in the December 31, 2020 Annual Report on Form 10-K filed by HarborOne Bancorp, Inc. with the Securities and Exchange Commission on March 12, 2021.

Asset Quality

The following table provides information with respect to our nonperforming assets and troubled debt restructurings at the dates indicated. We did not have any accruing loans past due 90 days or more at the dates presented.

	December 31,
	2021	2020	2019

	(dollars in thousands)

Nonaccrual loans:
Residential real estate:
One- to four-family	$11,210	$11,611	$10,610
Second mortgages and equity lines of credit	600	834	1,561
Commercial real estate	20,053	12,486	530
Commercial construction	—	—	11,244
Commercial and industrial	4,114	8,606	5,831
Consumer	156	564	545
Total nonaccrual loans (1)	36,133	34,101	30,321
Other real estate owned and repossessed assets:
One- to four-family residential real estate owned	—	297	298
Other repossessed assets	53	298	421
Total nonperforming assets	36,186	34,696	31,040
Performing troubled debt restructurings	10,003	11,652	15,104
Total nonperforming assets and performing troubled debt restructurings	$46,189	$46,348	$46,144

Period end allowance for loan losses balance	45,377	55,395	24,060
Period end total loan balance	3,607,733	3,494,642	3,171,558
Allowance for loan losses to total loans	1.26%	1.59%	0.76%
Allowance for loan losses to nonaccrual loans	125.58%	162.44%	79.35%
Total nonperforming loans to total loans (2)	1.00%	0.98%	0.96%
Total nonperforming assets and performing troubled debt restructurings to total assets	1.01%	1.03%	1.14%
Total nonperforming assets to total assets	0.79%	0.77%	0.76%

(1) $1.0 million and $3.6 million of troubled debt restructurings are included in total nonaccrual loans at December 31, 2021 and December 31, 2020, respectively
(2) Total loans are presented before allowance for loan losses, but include deferred loan origination costs (fees), net.

Credit quality performance has remained strong, with total nonperforming assets of $36.2 million at December 31, 2021, compared to $34.7 million at December 31, 2020. Nonperforming assets as a percentage of total assets were 0.79% and 0.77%, at December 31, 2021 and 2020, respectively. Commercial loans represent 66.9% of nonaccrual loans. Nonaccrual commercial loans primarily consists of two commercial real estate credits totaling $17.8 million with specific reserves of $7.3 million.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

At December 31, 2021, our allowance for loan losses was $45.4 million, or 1.26% of total loans and 125.58% of nonperforming loans. At December 31, 2020, our allowance for loan losses was $55.4 million, or 1.59% of total loans and 162.44% of nonperforming loans. Nonperforming loans at December 31, 2021 were $36.1 million, or 1.00% of total loans, compared to $34.1 million, or 0.98% of total loans, at December 31, 2020. The allowance for loan losses is maintained at a level that represents Management’s best estimate of losses in the loan portfolio at the balance sheet date; however, there can be no assurance that the allowance for loan losses will be adequate to cover losses which may be realized in the future or that additional provisions for loan losses will not be required.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	December 31, 2021
	2021			2020			2019
		% of			% of			% of
		Allowance			Allowance			Allowance
		Amount to	% of Loans		Amount to	% of Loans		Amount to	% of Loans
		Total	in Category		Total	in Category		Total	in Category
	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans

	(dollars in thousands)

Residential real estate:
One- to four-family	$3,631	8.00%	29.04%	$6,152	11.11%	26.58%	$2,606	10.83%	29.44%
Second mortgages and equity lines of credit	420	0.93	3.79	1,072	1.93	4.17	551	2.29	4.88
Residential construction	69	0.15	0.93	195	0.35	0.89	21	0.09	0.44
Commercial real estate	33,242	73.26	47.12	34,765	62.76	44.39	12,875	53.51	37.03
Commercial construction	2,010	4.43	3.79	1,955	3.53	2.84	2,526	10.50	4.86
Commercial and industrial	4,638	10.22	11.69	5,311	9.59	13.29	2,977	12.37	9.67
Consumer	367	0.81	3.64	2,475	4.47	7.84	1,010	4.20	13.68
Total general and allocated allowance	44,377	97.80	100.00%	51,925	93.74	100.00%	22,566	93.79	100.00%
Unallocated	1,000	2.20		3,470	6.26		1,494	6.21
Total	$45,377	100.00%		$55,395	100.00%		$24,060	100.00%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The following table sets forth net charge-offs (recoveries) and the ratio of annualized net charge-offs (recoveries) to average loans for the periods indicated:

	Year Ended December 31,
	2021			2020			2019
		Net	Net Charge-		Net	Net Charge-		Net	Net Charge-
	Average	Charge-offs	off (Recovery)	Average	Charge-offs	off (Recovery)	Average	Charge-offs	off (Recovery)
	Balance	(Recoveries)	Rate	Balance	(Recoveries)	Rate	Balance	(Recoveries)	Rate

Residential real estate:
One- to four-family	$942,286	$(218)	(0.02)%	$942,524	$(167)	(0.02)%	$966,281	$(294)	$(0.03)%
Second mortgages and equity lines of credit	137,041	(160)	(0.12)%	152,857	(113)	(0.07)%	135,666	(52)	(0.04)%
Residential real estate construction	31,513	—	—%	21,220	—	—%	13,669	—	—%
Total residential real estate loans	$1,110,840	$(378)	(0.03)%	$1,116,601	$(280)	(0.03)%	$1,115,616	$(346)	$(0.03)%

Commercial:
Commercial real estate	$1,568,673	$400	0.03%	$1,307,556	$1,239	0.09%	$1,025,878	$(6)	$(0.00)%
Commercial construction	123,025	—	—%	185,159	937	0.51%	162,630	—	—%
Commercial and industrial	458,324	2,728	0.60%	420,589	1,218	0.29%	294,931	1,053	0.36%
Total commercial loans	$2,150,022	$3,128	0.15%	$1,913,304	$3,394	0.18%	$1,483,439	$1,047	$0.07%

Total Consumer loans	$192,841	$10	0.01%	$353,412	$366	0.10%	$460,625	$641	$0.14%

Total loans	$3,453,703	$2,760	0.08%	$3,383,317	$3,480	0.10%	$3,059,680	$1,342	$0.04%

For the year ended December 31, 2021 we recorded a reversal of provision for loan losses of $7.3 million and for the year ended December 31, 2020, we recorded a provision for loan losses of $34.8 million. The provision for loan losses is impacted by specific reserves, charge-offs, changes in historical charge-off trends, and adjusted for Management’s assessment of certain qualitative factors including, loan portfolio growth and composition changes, ongoing evaluations of credit quality trends and current economic conditions.

At the start of the COVID-19 pandemic, Management established a COVID-19 pandemic qualitative factor. In estimating the provision for the COVID-19 pandemic, Management considers economic factors, including unemployment rates and the interest rate environment, and trends in the pandemic, such as vaccination and case rates. Positive economic and pandemic trends in 2021 resulted in Management decreasing the provision related to COVID-19 in the amount of $8.8 million. The provision for loan losses also included adjustments for our historical and peer loss experience rates, commercial real estate loan growth and charge-off activity. Net charge-offs totaled $2.8 million, or 0.08% of average loans outstanding for the year ended December 31, 2021 as compared to $3.5 million, or 0.10%, for the year ended December 31, 2020.

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

The table below set forth, as of December 31, 2021, the net interest income simulation results that estimate the impact of interest rate changes on the Company’s estimated net interest income over one year:

December 31, 2021
Change in Net Interest Income
Changes in Interest Rates	Year One
(basis points) (1)	(% change from year one base)
+300	2.8%
+200	2.3%
+100	1.4%
-100	(7.4)%

(1) The calculated change in net interest income assumes an instantaneous parallel shift of the yield curve.

Economic Value of Equity Analysis.  The Bank also uses the net present value of equity at risk, or “EVE,” methodology. This methodology calculates the difference between the present value of expected cash flows from assets and liabilities. The comparative scenarios assume an immediate parallel shift in the yield curve up to 300 basis points and down 100 basis points.

The table below sets forth, as of December 31, 2021, the estimated changes in the EVE that would result from the designated changes in the United States Treasury yield curve under an instantaneous parallel shift for the Bank. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

At December 31, 2021
				EVE as a Percentage of Economic
		Estimated Increase (Decrease)		Value of Assets
Changes in Interest Rates	Estimated	in EVE			Changes in
(basis points) (1)	EVE	Amount	Percent	EVE Ratio (2)	Basis Points
(dollars in thousands)

+ 300	$744,387	$(41,848)	(5.3)%	17.9%	0.6
+ 200	793,329	7,094	0.9	18.4	1.1
+ 100	810,907	24,672	3.1	18.3	1.0
0	786,235	—	—	17.3	—
- 100	682,996	(103,239)	(13.1)	14.7	(2.6)

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

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

positions. Management regularly adjusts our investments in liquid assets based upon an assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and securities, and (iv) the objectives of our interest rate risk and investment policies.

We have access to immediate liquid resources in the form of cash which is primarily on deposit with FRBB. Potential sources of liquidity also include investment securities in our available-for-sale securities portfolio and our ability to sell loans in the secondary market. Our core deposits have historically provided us with a long-term source of stable and relatively lower cost source of funding. Additional funding is available through the issuance of long-term debt or equity.

Maturities and payments on outstanding loans and investment securities also provide a steady flow of funds. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the FHLB and FRBB. As of December 31, 2021, we had additional borrowing capacity of $865.2 million from the FHLB and $57.8 million from the FRBB based on the amount of collateral pledged. We also have additional borrowing capacity under a $25.0 million unsecured federal funds line with a correspondent bank.

We continued our focus on maintaining a strong liquidity position throughout 2021. As of December 31, 2021, cash and cash equivalents were $194.7 million, the carrying value of our available-for-sale investment securities was $394.0 million, and total deposits were $3.68 billion as of December 31, 2021.

HarborOne Bank is subject to various regulatory capital requirements. At December 31, 2021, HarborOne Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation—Capital Adequacy and Safety and Soundness—Regulatory Capital Requirements” and Note 18 of the Notes to Consolidated Financial Statements.

Commitments. We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the accompanying Consolidated Balance Sheets. The contract amount of these instruments reflects the extent of involvement we have in these particular classes of financial instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Our exposure to credit loss is represented by the contractual amount of the instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments and unadvanced funds on lines-of-credit generally have fixed expiration dates and may expire without being drawn upon. Therefore, the total commitment amount does not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. In addition, from time to time we enter into commitments to sell mortgage loans that we originate. For additional information, see Note 13 of the Notes to Consolidated Financial Statements.

At December 31, 2021, we had outstanding commitments to originate loans of $169.8 million and unadvanced funds on loans of $628.3 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2021 totaled $553.2 million. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may use FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Crowe LLP Independent Member Crowe Global

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of HarborOne Bancorp, Inc.

Brockton, Massachusetts

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of HarborOne Bancorp, Inc. (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting.  Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses – Qualitative Factors

The allowance for loan losses is a determination of estimated probable incurred credit losses inherent in the Company’s loan portfolio. Refer to Note 1 – Summary of Significant Accounting Policies for the Company’s accounting policy related to the allowance for loan losses and Note 5 – Loans for the Company’s disclosures related to loans and the associated allowance for loan losses. The Company has identified the allowance for loan losses as a critical accounting estimate.

The Company’s allowance for loan losses consists of allowance for loan losses for loans collectively evaluated for impairment (“general component”), loans individually classified as impaired (“specific reserve”) and an unallocated component. The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the Company’s loan segments.

Management’s determination of qualitative factors involves significant judgment. Evaluating management’s judgments in their determination of these qualitative factors required a high degree of auditor effort and judgment. Therefore, we considered auditing the qualitative factors to be a critical audit matter due to the subjective nature of the qualitative factors, the resulting measurement uncertainty, and the significance of the portion of the allowance for loan losses determined through qualitative factors.

The primary procedures we performed to address this critical audit matter included:

●	Testing the effectiveness of internal controls over management’s allowance for loan losses qualitative factors including controls over:

o	Completeness and accuracy of the data used in the determination of the qualitative factors.
o	The mathematical accuracy of the allowance for loan loss calculation, including qualitative factors.
o	Reasonableness of judgments and significant assumptions used in the development of the qualitative factors.

●	Substantively testing management’s process to estimate the allowance for loan losses qualitative factors including testing:

o	The completeness and accuracy of the data utilized in the determination of the qualitative factors.
o	The mathematical accuracy of the allowance for loan loss calculation, including qualitative factors.
o	The reasonableness of management’s judgments and significant assumptions used in the development of the qualitative factors.

/s/ Crowe LLP

Livingston, New Jersey

March 10, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of HarborOne Bancorp, Inc.:

Opinion on the Financial Statements

We have audited HarborOne Bancorp, Inc.’s (the “Company”) consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for the year ended December 31, 2019, and the related notes to the consolidated financial statements.  In our opinion, the consolidated financial statements present fairly, in all material respects, the Company’s results of operations and cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Wolf & Company, P.C.

We served as the Company's auditor from 2008 to 2019.

Boston, Massachusetts

March 13, 2020

BUILDING ON 100 YEARS OF UNPARALLELED GUIDANCE
100 YEARS

MEMBER OF ALLINIAL GLOBAL,
AN ASSOCIATION OF LEGALLY INDEPENDENT FIRMS

255 STATE STREET, BOSTON, MA 02109
P: 617.439.9700

HarborOne Bancorp, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
(in thousands, except share data)	2021	2020

Assets
Cash and due from banks	$35,549	$31,777
Short-term investments	159,170	174,093
Total cash and cash equivalents	194,719	205,870

Securities available for sale, at fair value	394,036	276,498
Federal Home Loan Bank stock, at cost	5,931	8,738
Asset held for sale	881	—
Loans held for sale, at fair value	45,642	208,612
Loans	3,607,733	3,494,642
Less: Allowance for loan losses	(45,377)	(55,395)
Net loans	3,562,356	3,439,247
Accrued interest receivable	10,624	11,874
Other real estate owned and repossessed assets	53	595
Mortgage servicing rights, at fair value	38,268	24,833
Property and equipment, net	50,745	49,580
Retirement plan annuities	14,174	13,747
Bank-owned life insurance	89,972	87,950
Goodwill	69,802	69,802
Intangible assets	3,164	4,370
Other assets	73,038	81,899
Total assets	$4,553,405	$4,483,615

Liabilities and Stockholders' Equity
Deposits:
Demand deposit accounts	$743,051	$689,672
NOW accounts	313,733	218,584
Regular savings and club accounts	1,138,979	998,994
Money market deposit accounts	858,970	866,661
Term certificate accounts	627,916	732,298
Total deposits	3,682,649	3,506,209
Short-term borrowed funds	—	35,000
Long-term borrowed funds	55,711	114,097
Subordinated debt	34,159	34,033
Mortgagors' escrow accounts	8,459	7,736
Accrued interest payable	1,083	1,262
Other liabilities and accrued expenses	92,083	88,964
Total liabilities	3,874,144	3,787,301

Commitments and contingencies (Notes 9 and 10)

Common stock, $0.01 par value; 150,000,000 shares authorized; 59,087,487 and 58,834,970 shares issued; 52,390,478 and 57,205,458 shares outstanding at December 31, 2021 and 2020, respectively	585	584
Additional paid-in capital	469,934	464,176
Retained earnings	325,699	277,312
Treasury stock, at cost, 6,693,504 and 1,629,512 shares at December 31, 2021 and 2020, respectively	(85,859)	(16,644)
Accumulated other comprehensive (loss) income	(1,637)	2,185
Unearned compensation - ESOP	(29,461)	(31,299)
Total stockholders' equity	679,261	696,314
Total liabilities and stockholders' equity	$4,553,405	$4,483,615

The accompanying notes are an integral part of these Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Income

	Year Ended December 31,
(in thousands, except share data)	2021	2020	2019

Interest and dividend income:
Interest and fees on loans	$135,823	$137,765	$142,228
Interest on loans held for sale	3,342	3,892	2,767
Interest on taxable securities	4,212	5,510	6,325
Interest on non-taxable securities	—	103	494
Other interest and dividend income	518	1,288	2,970
Total interest and dividend income	143,895	148,558	154,784

Interest expense:
Interest on deposits	8,723	22,793	37,057
Interest on FHLB borrowings	1,707	3,604	6,588
Interest on subordinated debentures	2,095	2,095	2,077
Total interest expense	12,525	28,492	45,722

Net interest and dividend income	131,370	120,066	109,062
Provision (credit) for loan losses	(7,258)	34,815	4,747

Net interest and dividend income, after provision (credit) for loan losses	138,628	85,251	104,315

Noninterest income:
Mortgage banking income:
Gain on sale of mortgage loans	61,883	105,469	33,557
Changes in mortgage servicing rights fair value	(380)	(6,732)	(6,241)
Other	15,831	15,172	9,459
Total mortgage banking income	77,334	113,909	36,775
Deposit account fees	17,839	14,018	16,294
Income on retirement plan annuities	427	414	402
Loss on disposal of asset held for sale	—	—	(482)
Gain on sale and call of securities, net	241	2,533	1,344
Bank-owned life insurance income	2,022	2,215	1,105
Other income	2,823	5,591	4,657
Total noninterest income	100,686	138,680	60,095

Noninterest expense:
Compensation and benefits	101,924	105,615	86,787
Occupancy and equipment	19,646	17,841	17,396
Data processing	9,154	8,811	8,692
Loan expenses	5,740	9,810	5,325
Marketing	3,644	3,390	3,705
Deposit expenses	1,782	1,874	1,583
Postage and printing	1,620	1,819	1,935
Professional fees	5,875	5,456	5,689
Prepayment penalties on Federal Home Loan Bank advances	1,095	—	—
Foreclosed and repossessed assets	(398)	(4)	13
Deposit insurance	1,338	1,180	1,035
Other expenses	7,442	10,130	9,574
Total noninterest expense	158,862	165,922	141,734

Income before income taxes	80,452	58,009	22,676

Income tax provision	21,935	13,217	4,408

Net income	$58,517	$44,792	$18,268

Earnings per common share:
Basic	$1.15	$0.82	$0.33
Diluted	$1.14	$0.82	$0.33
Weighted average shares outstanding:
Basic	50,746,302	54,313,368	55,731,637
Diluted	51,523,135	54,319,835	55,731,776

The accompanying notes are an integral part of these Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in thousands)	2021	2020	2019

Net income	$58,517	$44,792	18,268
Other comprehensive income:

Unrealized gain/loss on cash flow hedge:
Unrealized holding gains (losses)	2,557	(1,453)	—
Reclassification adjustment for net losses included in net income	513	46	—
Net change in unrealized gains (losses) on derivatives in cash flow hedging instruments	3,070	(1,407)	—
Related tax effect	(860)	394	—
Net-of-tax amount	2,210	(1,013)	—

Unrealized gain/loss on securities available for sale:
Unrealized holding (losses) gains	(7,496)	4,214	6,266
Reclassification of unrealized gain on securities transferred to available for sale	—	522	—
Reclassification adjustment for net realized gains	(241)	(2,533)	(1,344)
Net unrealized (losses) gains	(7,737)	2,203	4,922
Related tax effect	1,705	(485)	(1,084)
Net-of-tax amount	(6,032)	1,718	3,838

Total other comprehensive (loss) income	(3,822)	705	3,838

Comprehensive income	$54,695	$45,497	22,106

The accompanying notes are an integral part of these Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

						Accumulated
	Common Stock		Additional		Treasury	Other	Unearned	Total
	Outstanding		Paid-in	Retained	Stock,	Comprehensive	Compensation	Stockholders'
(in thousands, except share data)	Shares	Amount	Capital	Earnings	at Cost	Income (Loss)	- ESOP	Equity

Balance at December 31, 2018	58,465,505	$327	$152,156	$219,088	$(1,548)	$(2,358)	$(10,091)	$357,574

Corporate Reorganization:
Conversion of HarborOne Bancorp, Inc. (net of costs of $6.3 million)	8,760	257	303,804	—	—	—	—	304,061
Purchase of 2,482,945 shares by the ESOP	—	—	—	—	—	—	(24,829)	(24,829)
Treasury stock retired	—	—	(1,548)	—	1,548	—	—	-
Contributions of HarborOne Bancorp Mutual Bancshares	—	—	99	—	—	—	—	99
Comprehensive income	—	—	—	18,268	—	3,838	—	22,106
ESOP shares committed to be released (230,724 shares)	—	—	872	—	—	—	1,783	2,655
Restricted stock awards granted, net of awards forfeited	14,957	—	—	—	—	—	—	-
Share-based compensation expense	—	—	4,849	—	—	—	—	4,849
Treasury stock purchased	(71,201)	—	—	—	(721)	—	—	(721)

Balance at December 31, 2019	58,418,021	$584	$460,232	$237,356	$(721)	$1,480	$(33,137)	$665,794

Comprehensive income	—	—	—	44,792	—	705	—	45,497
Dividends declared of $0.09 per share	—	—	—	(4,836)	—	—	—	(4,836)
ESOP shares committed to be released (230,723 shares)	—	—	265	—	—	—	1,838	2,103
Restricted stock awards granted, net of awards forfeited	345,748	—	—	—	—	—	—	—
Share-based compensation expense	—	—	3,679	—	—	—	—	3,679
Treasury stock purchased	(1,558,311)	—	—	—	(15,923)	—	—	(15,923)

Balance at December 31, 2020	57,205,458	$584	$464,176	$277,312	$(16,644)	$2,185	$(31,299)	$696,314

Comprehensive income(loss)	—	—	—	58,517	—	(3,822)	—	54,695
Dividends declared of $0.20 per share	—	—	—	(10,130)	—	—	—	(10,130)
ESOP shares committed to be released (230,722 shares)	—	—	1,332	—	—	—	1,838	3,170
Restricted stock awards granted, net of forfeitures	186,172	—	—	—	—	—	—	—
Share-based compensation expense	—	—	3,784	—	—	—	—	3,784
Stock option exercised	62,840	1	642	—	—	—	—	643
Treasury stock purchased	(5,063,992)	—	—	—	(69,215)	—	—	(69,215)

Balance at December 31, 2021	52,390,478	$585	$469,934	$325,699	$(85,859)	$(1,637)	$(29,461)	$679,261

The accompanying notes are an integral part of these Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2021	2020	2019

Cash flows from operating activities:
Net income	$58,517	$44,792	$18,268
Adjustments to reconcile net income to net cash used by operating activities:
(Credit) provision for loan losses	(7,258)	34,815	4,747
Net amortization of securities premiums/discounts	3,689	2,263	391
Proceeds from sale of loans	2,190,295	2,460,786	1,105,494
Loans originated for sale	(1,973,672)	(2,446,830)	(1,138,718)
Net (accretion) amortization of net deferred loan costs/fees and premiums	(2,530)	370	2,867
Depreciation and amortization of premises and equipment	4,412	4,011	4,394
Change in mortgage servicing rights fair value	380	6,732	6,241
Mortgage servicing rights capitalized	(13,815)	(14,415)	(1,173)
Accretion of fair value adjustment on loans and deposits, net	(3,455)	(4,175)	(2,838)
Amortization of other intangible assets	1,206	1,665	2,344
Amortization of subordinated debt issuance costs	126	126	108
Gain on sale and call of securities, net	(241)	(2,533)	(1,344)
Net gains on mortgage loan sales, including fair value adjustments	(53,653)	(112,016)	(35,221)
Bank-owned life insurance income	(2,022)	(2,215)	(1,105)
Income on retirement plan annuities	(427)	(414)	(402)
Loss on disposal of asset held for sale	—	—	482
Net loss on disposal of premises and equipment	—	101	116
Net (gain) loss on sale and write-down of other real estate owned and repossessed assets	(243)	(41)	(69)
Deferred income tax expense (benefit)	6,427	(3,614)	(556)
ESOP expense	3,170	2,103	2,655
Share-based compensation expense	3,784	3,679	4,849
Increase in operating lease right-of-use assets	(3,592)	—	—
Increase in operating lease liabilities	4,000	—	—
Change in other assets	32,974	(33,222)	(11,619)
Change in other liabilities	(23,777)	31,080	3,962
Net cash provided (used) by operating activities	224,295	(26,952)	(36,127)

Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	148,702	110,615	56,691
Purchases	(316,746)	(191,560)	(109,289)
Sales	39,321	67,574	28,391
Activity in securities held to maturity:
Maturities, prepayment and calls	—	432	18,218
Sales	—	4,759	—
Net redemption of FHLB stock	2,807	8,383	7,848
Investment in bank-owned life insurance	—	—	(40,000)
Proceeds on asset held for sale	—	8,536	—
Proceeds from sale of portfolio loans transferred to held for sale	—	10,000	—
Loan pool purchases	(26,768)	—	—
Participation-in loan purchases	(87,837)	(27,133)	(112,259)
Net loan payments (originations)	4,352	(306,421)	(76,389)
Proceeds from sale of other real estate owned and repossessed assets	1,576	1,704	2,290
Additions to property and equipment	(6,458)	(5,741)	(4,434)
Cash received in MHC merger	—	—	99
Net cash used by investing activities	(241,051)	(318,852)	(228,834)

(continued)

The accompanying notes are an integral part of these Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2021	2020	2019

Cash flows from financing activities:
Net increase in deposits	176,035	562,591	256,847
Net change in short-term borrowed funds	(35,000)	(148,000)	(107,000)
Proceeds from other borrowed funds and subordinated debt	3,400	40,000	31,220
Repayment of other borrowed funds	(61,786)	(97,035)	(90,024)
Net change in mortgagors' escrow accounts	723	1,683	1,502
Purchase of shares by the ESOP	—	—	(24,829)
Proceeds from exercise of stock options	643	—	—
Treasury stock purchased	(69,215)	(15,923)	(721)
Net proceeds from sale of common stock	—	—	304,061
Dividends paid	(9,195)	(3,258)	—
Net cash provided by financing activities	5,605	340,058	371,056

Net change in cash and cash equivalents	(11,151)	(5,746)	106,095

Cash and cash equivalents at beginning of period	205,870	211,616	105,521

Cash and cash equivalents at end of period	$194,719	$205,870	$211,616

Supplemental cash flow information:
Interest paid on deposits	$8,714	$23,253	$36,824
Interest paid on borrowed funds	3,951	5,910	8,933
Income taxes paid, net	20,885	18,089	3,627
Transfer of loans to other real estate owned and repossessed assets	792	1,540	2,191
Transfer of securities held to maturity to available for sale, fair value	—	22,051	—
Transfer of asset to assets held for sale	881	10,937	8,536
Dividends declared	10,130	4,836	—

Supplemental disclosure related to adoption of ASU 2016-02, detailed in Note 1:
ROU asset	$23,189	$—	$—
Operating lease liabilities	24,370	—	—

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

Nature of Operations

The Company provides a variety of financial services to individuals and businesses through its 30 full-service bank branches in Massachusetts and Rhode Island, and a commercial lending office in each of Boston, Massachusetts and Providence, Rhode Island. HarborOne Mortgage maintains 28 offices in Massachusetts, Rhode Island, and New Hampshire and originates loans in seven additional states.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new loan program called the Paycheck Protection Program (“PPP”). As of December 31, 2021, PPP loans outstanding amounted to $27.0 million, and there was $949,000 in deferred processing fee income that will be recognized in the first quarter of 2022 when the remaining loans are expected to be forgiven.

The CARES Act also allowed banks to elect to suspend requirements under accounting principles generally accepted in the United States of America (“GAAP”) for loan modifications related to the COVID-19 pandemic that would otherwise be categorized as a restructured loan, including impairment for accounting purposes. From March 1, 2020 through January 1, 2022, a financial institution may elect to suspend the requirements under accounting principles generally accepted in the U.S. for loan modifications related to the COVID–19 pandemic that would otherwise be categorized as a troubled debt restructured (“TDR”), including impairment accounting. This TDR relief is applicable for the term of the loan modification that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019. Financial institutions are required to maintain records of the volume of loans involved in modifications to which TDR relief is applicable.

With the passage of the CARES Act, the option to delay implementation of FASB Accounting Standards Update (ASU) 2016-13, Financial Instruments-Credit Losses (Topic 326), commonly referred to as “CECL,” was provided until the earlier of the national health emergency being declared over or December 31, 2020. The Consolidated Appropriations Act passed on December 27, 2020 provided the option of postponing adoption of the CECL standard until the earlier of the end of the national emergency declaration related to the COVID-19 pandemic or December 31, 2022.

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

Significant Group Concentration of Credit Risk

The Company has cash and federal fund balances on deposit at correspondent banks that exceed insurable limits. The Company has not experienced any losses on such amounts. Most of the Company’s lending activities are with borrowers located within south eastern New England. The ability and willingness of residential and consumer borrowers to honor their repayment commitments is

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

generally dependent on the level of overall economic activity within the borrowers’ geographic area and real estate values. Note 5 provides the detail of the Company’s loan portfolio and Note 3 provides the detail of the Company’s investment portfolio. The Company does not have any significant concentrations to any one industry or customer.

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

Debt Securities

Debt securities are classified as held-to-maturity and carried at amortized cost when Management has the positive intent and ability to hold them to maturity. Debt securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

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

Federal Home Loan Bank Stock

The Company, as a member of the Federal Home Loan Bank (“FHLB”) system, is required to maintain an investment in capital stock of the FHLB of Boston. Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLB may declare dividends on the stock. The Company reviews FHLB stock for impairment based on the ultimate recoverability of the cost basis. As of December 31, 2021 and 2020, no impairment has been recognized.

Mortgage Loans Held for Sale

Residential mortgage loans originated with the intent to sell are classified as held-for-sale and are carried at fair value. Loan origination costs for loans held for sale that the Company accounts for under the fair value option are recognized in noninterest expense when incurred. Changes in fair value are recognized in mortgage banking income. Gains and losses on residential loan sales are recognized at the time of sale and are included in mortgage banking income. Upfront fees and costs related to mortgage loans held for sale for which the fair value option was elected are recognized in mortgage banking income as received / incurred and are not deferred.

Interest income on mortgage loans held for sale is recorded in interest income.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Loans

Loans held for investment are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any unamortized deferred origination fees and costs.

Loan origination fees are offset with related direct incremental loan origination costs and the resulting net amount is deferred and amortized to interest income using the level-yield method over the remaining life of the loan without anticipating prepayment.

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

General component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the Company’s loan segments. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment except commercial real estate, commercial construction and commercial and industrial loans. Due to the lack of historical loss experience for our commercial real estate, commercial construction and commercial and industrial loan portfolio, we utilize peer loss data. Adjustments to loss factors are considered for the following qualitative factors: levels/trends in delinquencies, modifications, and charge-offs; trends in volume, concentrations, and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; changes in the loan review system; experience/ability/depth of lending management and staff;

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

unemployment rates; national and local economic trends and conditions; and other external factors, including COVID-19. The determination of qualitative factors involves significant judgement. The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

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

Specific Reserve

The specific reserves relate to loans that are classified as impaired. Residential real estate and commercial loans are evaluated for impairment on a loan-by-loan basis. Impairment is determined by nonaccrual status, whether a loan is subject to a TDR agreement or in the case of certain loans, based on the internal credit rating. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, except for TDRs, the Company does not separately identify individual consumer loans for impairment evaluation.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

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

Leases

The Company adopted Accounting Standards Update (“ASU”) 2016-02 on January 1, 2021, which requires lessees to recognize most leases on their balance sheet. Lessor accounting is largely unchanged. ASU 2016-02 requires both quantitative and qualitative disclosures regarding key information about lease arrangements from both lessees and lessors. The Company elected the effective date transition method utilizing the adoption date as the first date of application of the revised guidance. As a result, prior period amounts have not been restated. Upon adoption, the Company elected certain transitional practical expedients offered through the guidance, including the “package of practical expedients” whereby it did not reassess (i) whether any expired or existing contracts contain leases, (ii) the lease classification of any expired or existing leases, and (iii) initial direct costs for any existing leases, which resulted in the Company not recognizing a cumulative effect adjustment to retained earnings. Management evaluated the leasing contracts and activities and developed methodologies and processes to estimate and account for the right-of-use (“ROU”) assets and lease liabilities for building leases based on the present value of future lease payments. On January 1, 2021, the Company recorded right-of-use (“ROU”) assets, included in other assets, and lease liabilities, included in other liabilities, totaling $23.2 million and $24.4 million, respectively. The impact to capital ratios as a result of increased risk-weighted assets was immaterial. The adoption of this guidance did not result in a material change to lessee expense recognition.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

At December, 2021, the Company had no finance lease ROU assets or lease liabilities. For operating leases, total lease cost is comprised of lease expense, short-term lease cost, and variable lease cost. Lease expense includes future minimum lease payments, which are recognized on a straight-line basis over the lease term, as well as common area maintenance charges, real estate taxes, insurance and other expenses, where applicable, which are expensed as incurred. Total lease cost for operating leases is recorded in occupancy and equipment noninterest expense. See Note 15, Operating Lease Right-of-Use Assets and Liabilities, for further information.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Derivative Financial Instruments

At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company’s intentions and belief as to the likely effectiveness as a hedge. These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), of (3) an instrument with no hedging designation (“stand-alone derivative”). For a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings as fair values change. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and reclassified into earnings in the same periods during which the hedged transaction affects earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as non-interest income.

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

The Company accounts for commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans as free standing derivatives. The fair value of the interest rate lock is recorded at the time the commitment to fund the mortgage loan is executed and is adjusted for the expected exercise of the commitment before the loan is funded. In order to hedge the change in interest rates resulting from its commitments to fund the loans, the Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked. Changes in fair value are recorded as gain on sale of mortgage loans.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

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

Goodwill and Identifiable Intangible Assets

The assets (including identifiable intangible assets) and liabilities acquired in a business combination are recorded at fair value at the date of acquisition. Goodwill is recognized for the excess of the acquisition cost over the fair values of the net assets acquired and is not subsequently amortized. Identifiable intangible assets include core deposit premium and non-compete contracts and are being amortized over their estimated lives. Management assesses the recoverability of goodwill at least on an annual basis and all intangible assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The impairment test uses a combined qualitative and quantitative approach. The initial qualitative approach assesses whether the existence of events or circumstances led to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after this assessment, the Company determines that it is more likely than not that the fair value is less than the carrying value, a quantitative impairment test is performed. The quantitative impairment test compares book value to the fair value of the reporting unit. If the carrying amount exceeds fair value, an impairment charge is recorded through earnings. Management has identified two reporting units for purposes of testing goodwill for impairment. The Company’s reporting units are the same as the segments used for segment reporting - the Bank, including the two security corporations, and one passive investment company, and HarborOne Mortgage. No impairment has been recognized as of December 31, 2021.

Income Taxes

Deferred tax assets and liabilities are determined using the asset and liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws in the period on enactment. A valuation allowance is established against deferred tax assets when, based upon the available evidence including historical and projected taxable income, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

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

Share-based Compensation Plans

The Company’s share-based compensation plans provide for awards of stock options, restricted stock and other stock-based compensation to directors, officers and employees. The cost of employee services received in exchange for awards of equity instruments is based on the grant-date fair value of those awards. Compensation cost is recognized over the requisite service period as a component of compensation expense. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options granted, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards and performance stock units. Nonvested performance share unit compensation expense is based on the most recent performance assumption available and is adjusted as assumptions change.

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

Revenue Recognition

ASC 606, Revenue from Contracts with Customers, provides a revenue recognition framework for contracts with customers unless those contracts are within the scope of other accounting standards.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Recent Accounting Pronouncements

Accounting Guidance Issued and Adopted

ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. On March 12, 2020, the Financial Accounting Standards Board, or “FASB” issued Accounting Standards Update (ASU) 2020-4, “Reference Rate Reform (“ASU 2020-04”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 contains optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rates expected to be discontinued. The Company’s cross-functional working group continues to implement its plan to transition from LIBOR consistent with industry timelines. The Company has selected the Secured Overnight Financing Rate (“SOFR”) as its primary alternative to LIBOR and may also use alternative reference rates, based on the individual needs of its customers and the type of credit being extended. The cross-functional working group has identified LIBOR-indexed products and is evaluating fallback language to facilitate the transition. Legacy LIBOR-based loans will be transitioned to an alternative reference rate on or before June 30, 2023. ASU 2020-04 was effective upon issuance and generally can be applied through December 31, 2022. The adoption of ASU 2020-04 did not significantly impact the Company’s Consolidated Financial Statements.

.

Accounting Guidance Issued But Not Yet Adopted

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

As previously disclosed, the Company formed a cross-functional team to work through its implementation of CECL. The Company has completed its selection of the discounted cash flow modeling method and has run parallel processes and is in final review stages of completing its documentation including third party model validations. The Company had previously elected to delay its adoption of CECL, as provided by its emerging growth company status. The CARES Act allowed the Company to extend the transition   until the date on which the National Emergency concerning COVID-19 was terminated or December 31, 2020, whichever occurred first. The December 31, 2020 adoption date under the CARES Act was extended to January 1, 2022, and therefore the Company has adopted CECL on January 1, 2022.

2.CASH AND DUE FROM BANKS

Effective March 26, 2020, the Federal Reserve reduced the reserve requirement to 0% which eliminated reserve requirements for all depository institutions. Prior to March 26, 2020, the Company was required to maintain average balances on hand or with the Federal Reserve Bank of Boston.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

3.	DEBT SECURITIES

The amortized cost and fair value of securities with gross unrealized gains and losses is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)

December 31, 2021:
Securities available for sale
U.S. government and government-sponsored enterprise obligations	$42,148	$—	$883	$41,265
U.S. government agency and government-sponsored residential mortgage-backed securities	347,716	914	3,870	344,760
U.S. government-sponsored collateralized mortgage obligations	3,927	100	—	4,027
SBA asset-backed securities	3,880	104	—	3,984
Total securities available for sale	$397,671	$1,118	$4,753	$394,036

December 31, 2020:
Securities available for sale
U.S. government and government-sponsored enterprise obligations	$5,002	$93	$—	$5,095
U.S. government agency and government-sponsored residential mortgage-backed securities	234,819	3,113	305	237,627
U.S. government-sponsored collateralized mortgage obligations	16,326	330	—	16,656
SBA asset-backed securities	16,249	871	—	17,120
Total securities available for sale	$272,396	$4,407	$305	$276,498

Seventeen mortgage-backed securities with a combined fair value of $13.9 million are pledged as collateral for interest rate swap agreements as of December 31, 2021 (see Note 14). Twenty-six mortgage-backed securities with a combined fair value of $40.3 million were pledged as collateral for interest rate swap agreements as of December 31, 2020.

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2021 is as follows:

	Available for Sale
	Amortized	Fair
	Cost	Value

	(in thousands)

After 1 year through 5 years	$—	$—
After 5 years through 10 years	42,148	41,265
Over 10 years	—	—
	42,148	41,265

U.S. government agency and government-sponsored residential mortgage-backed securities	347,716	344,760
U.S. government-sponsored collateralized mortgage obligations	3,927	4,027
SBA asset-backed securities	3,880	3,984

Total	$397,671	$394,036

U.S. government-sponsored residential mortgage-backed securities, collateralized mortgage obligations and securities whose underlying assets are loans from the SBA have stated maturities of 1 month to 30 years; however, it is expected that such securities will have shorter actual lives due to prepayments. U.S. government and GSE obligations are callable at the discretion of the issuer. The U.S. government and GSE obligations with a total fair value of $41.3 million have a final maturity of 10 years and a call feature of 2 months

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

to 2 years. At the year ended December 31, 2021 and 2020, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholder equity.

The following table shows proceeds and gross realized gains and losses related to the sales and calls of securities for the periods indicated:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)

Sales
Proceeds	$39,321	$72,333	$28,391
Gross gains	241	2,521	1,267
Gross losses	—	—	—

Calls
Proceeds	$5,000	$13,635	$20,145
Gross gains	—	12	77
Gross losses	—	—	—

Information pertaining to securities with gross unrealized losses at December 31, 2021 and December 31, 2020 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months		Twelve Months and Over
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

	(in thousands)

December 31, 2021:
Securities available for sale

U.S. government and government-sponsored enterprise obligations	$883	$41,265	$—	$—
U.S. government agency and government-sponsored residential mortgage-backed securities	2,835	262,889	1,035	35,552
	$3,718	$304,154	$1,035	$35,552

December 31, 2020:
Securities available for sale

U.S. government agency and government-sponsored residential mortgage-backed securities	$283	$67,460	$22	$3,668

Management evaluates securities for OTTI at each reporting period, and more frequently when economic or market concerns warrant such evaluation.

As of December 31, 2021, the Company’s security portfolio consisted of 126 debt securities, 76 of which were in an unrealized loss position. The unrealized losses are primarily related to the Company’s mortgage-backed securities and were issued by U.S. government-sponsored entities and agencies.

Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be OTTI impaired at December 31, 2021.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

4.	LOANS HELD FOR SALE

The following table provides the fair value and contractual principal balance outstanding of loans held for sale accounted for under the fair value option:

	December 31,
	2021	2020

	(in thousands)

Loans held for sale, fair value	$45,642	$208,612
Loans held for sale, contractual principal outstanding	44,245	198,984
Fair value less unpaid principal balance	$1,397	$9,628

The Company has elected the fair value option for mortgage loans held for sale to better match changes in the fair value of the loans with changes in the fair value of the forward sale commitment contracts used to economically hedge them. Changes in fair value of mortgage loans held for sale accounted for under the fair value option election amounted to a decrease of $8.2 million in the year ended December 31, 2021 to $1.4 million, compared to an increase of $6.5 million in the year ended December 31, 2020. These amounts are offset in earnings by the changes in fair value of forward sale commitments. The changes in fair value are reported as a component of gain on sale of mortgage loans in the Consolidated Statements of Income.

At December 31, 2021 and 2020, there were no loans held for sale that were greater than 90 days past due.

5.	LOANS

A summary of the balances of loans follows:

	December 31,
	2021	2020

	(in thousands)

Residential real estate:
One- to four-family	$1,047,819	$928,934
Second mortgages and equity lines of credit	136,853	145,672
Residential real estate construction	33,308	31,217
Total residential real estate loans	1,217,980	1,105,823

Commercial:
Commercial real estate	1,699,877	1,551,265
Commercial construction	136,563	99,331
Commercial and industrial	421,608	464,393
Total commercial loans	2,258,048	2,114,989

Consumer loans:
Auto	124,354	265,266
Personal	7,351	8,564
Total consumer loans	131,705	273,830

Total loans	3,607,733	3,494,642
Allowance for loan losses	(45,377)	(55,395)
Loans, net	$3,562,356	$3,439,247

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The net unamortized deferred loan origination fees and costs included in total loans and leases were $4.4 million and $2.3 million as of December 31, 2021 and 2020, respectively.

As of December 31, 2021 and December 31, 2020, the commercial and industrial loans include $27.0 million and $126.5 million, respectively, of PPP loans and $949,000 and $2.7 million, respectively, of deferred fees on the PPP loans. PPP loans are fully guaranteed by the U.S. government.

The Company has transferred a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying Consolidated Balance Sheets. The Company and participating lenders share ratably in cash flows and any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At December 31, 2021 and 2020, the Company was servicing loans for participants aggregating $288.9 million and $284.2 million, respectively.

Acquired Loans

The loans purchased from Coastway included $5.4 million in purchased credit impaired loans (“PCI”). The PCI loans were primarily residential real estate loans. The following table provides certain information pertaining to PCI loans:

	December 31,
	2021	2020

	(in thousands)

Outstanding balance	$3,076	$4,307
Carrying amount	$2,828	$4,079

The following table summarizes activity in the accretable yield for PCI loans:

	Years Ended December 31,
	2021	2020

	(in thousands)

Balance at beginning of period	$141	$149
Additions	—	—
Accretion	(27)	(8)
Reclassification from nonaccretable difference	—	—
Balance at end of period	$114	$141

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The following is the activity in the allowance for loan losses for the years ended December 31, 2021, 2020 and 2019 follows:

		Second Mortgages	Residential
	One- to Four-	and Equity	Real Estate	Commercial	Commercial	Commercial
	Family	Lines of Credit	Construction	Real Estate	Construction	and Industrial	Consumer	Unallocated	Total

	(in thousands)

Balance at December 31, 2018	$2,681	$508	$50	$10,059	$2,707	$2,286	$1,154	$1,210	$20,655

Provision (credit) for loan losses	(373)	(7)	(27)	2,810	(181)	1,744	497	284	4,747
Charge-offs	(20)	(116)	—	—	—	(1,075)	(891)	—	(2,102)
Recoveries	314	168	—	6	—	22	250	—	760
Balance at December 31, 2019	$2,602	$553	$23	$12,875	$2,526	$2,977	$1,010	$1,494	$24,060

Provision for loan losses	3,399	388	174	23,129	366	3,552	1,831	1,976	34,815
Charge-offs	(51)	(9)	—	(1,240)	(937)	(1,471)	(599)	—	(4,307)
Recoveries	218	122	—	1	—	253	233	—	827
Balance at December 31, 2020	$6,168	$1,054	$197	$34,765	$1,955	$5,311	$2,475	$3,470	$55,395

Provision (credit) for loan losses	(2,755)	(794)	(128)	(1,123)	55	2,055	(2,098)	(2,470)	(7,258)
Charge-offs	—	—	—	(405)	—	(2,850)	(177)	—	(3,432)
Recoveries	218	160	—	5	—	122	167	—	672
Balance at December 31, 2021	$3,631	$420	$69	$33,242	$2,010	$4,638	$367	$1,000	$45,377

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Allocation of the allowance to loan segments at December 31, 2021 and 2020 follows:

	Residential	Commercial	Commercial	Commercial
	Real Estate	Real Estate	Construction	and Industrial	Consumer	Unallocated	Total

	(in thousands)

December 31, 2021:
Loans:
Impaired loans	$23,110	$20,203	$—	$4,182	$—		$47,495
Non-impaired loans	1,194,870	1,679,674	136,563	417,426	131,705		3,560,238
Total loans	$1,217,980	$1,699,877	$136,563	$421,608	$131,705		$3,607,733
Allowance for loan losses:
Impaired loans	$650	$7,275	$—	$21	$—	$—	$7,946
Non-impaired loans	3,470	25,967	2,010	4,617	367	1,000	37,431
Total allowance for loan losses	$4,120	$33,242	$2,010	$4,638	$367	$1,000	$45,377

December 31, 2020:
Loans:
Impaired loans	$24,384	$12,513	$—	$9,359	$—		$46,256
Non-impaired loans	1,081,439	1,538,752	99,331	455,034	273,830		3,448,386
Total loans	$1,105,823	$1,551,265	$99,331	$464,393	$273,830		$3,494,642
Allowance for loan losses:
Impaired loans	$802	$1,845	$—	$31	$—	$—	$2,678
Non-impaired loans	6,617	32,920	1,955	5,280	2,475	3,470	52,717
Total allowance for loan losses	$7,419	$34,765	$1,955	$5,311	$2,475	$3,470	$55,395

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The following is a summary of past due and non-accrual loans at December 31, 2021 and 2020:

			90 Days
	30-59 Days	60-89 Days	or More	Total	Loans on
	Past Due	Past Due	Past Due	Past Due	Non-accrual

	(in thousands)

December 31, 2021
Residential real estate:
One- to four-family	$5,578	$2,901	$3,777	$12,256	$11,210
Second mortgages and equity lines of credit	202	—	336	538	600
Commercial real estate	149	—	11,334	11,483	20,053
Commercial construction	—	—	—	—	—
Commercial and industrial	616	1	3,277	3,894	4,114
Consumer:
Auto	747	162	140	1,049	144
Personal	67	—	12	79	12
Total	$7,359	$3,064	$18,876	$29,299	$36,133

December 31, 2020
Residential real estate:
One- to four-family	$12,148	$2,223	$6,418	$20,789	$11,611
Second mortgages and equity lines of credit	460	46	433	939	834
Residential real estate construction	471	—	—	471	—
Commercial real estate	416	—	3,369	3,785	12,486
Commercial construction	—	—	—	—	—
Commercial and industrial	444	191	1,243	1,878	8,606
Consumer:
Auto	1,657	397	488	2,542	557
Personal	88	11	2	101	7
Total	$15,684	$2,868	$11,953	$30,505	$34,101

At December 31, 2021 and 2020, there were no loans past due 90 days or more and still accruing. During the year ended December 31, 2020 two non-performing loans with a recorded investment of $10.9 million, were sold and a charge off of $937,000 was recorded.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The following information pertains to impaired loans:

	December 31, 2021			December 31, 2020
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance

	(in thousands)

Impaired loans without a specific reserve:
Residential real estate	$14,115	$15,335	$—	$12,284	$13,039	$—
Commercial real estate	2,641	2,692	—	3,552	4,741	—
Commercial construction	—	—	—	—	—	—
Commercial and industrial	1,389	3,396	—	9,243	11,604	—
Total	18,145	21,423	—	25,079	29,384	—

Impaired loans with a specific reserve:
Residential real estate	8,995	9,791	650	12,100	12,355	802
Commercial real estate	17,562	24,847	7,275	8,961	8,961	1,845
Commercial construction	—	—	—	—	—	—
Commercial and industrial	2,793	3,596	21	116	181	31
Total	29,350	38,234	7,946	21,177	21,497	2,678

Total impaired loans	$47,495	$59,657	$7,946	$46,256	$50,881	$2,678

	Year Ended December 31,
	2021			2020			2019
			Interest			Interest			Interest
	Average	Interest	Income	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis

	(in thousands)

Residential real estate	$23,800	$795	$732	$26,040	$1,115	$1,054	$29,708	$1,694	$1,335
Commercial real estate	15,156	6	6	5,064	2	2	643	10	10
Commercial construction	—	—	—	8,831	—	—	5,622	237	237
Commercial and industrial	7,078	5	5	8,162	80	80	5,564	54	54
Total	$46,034	$806	$743	$48,097	$1,197	$1,136	$41,537	$1,995	$1,636

Interest income recognized and interest income recognized on a cash basis in the table above represent interest income for the years ended December 31, 2021, 2020 and 2019, not for the time period designated as impaired. No additional funds are committed to be advanced in connection with impaired loans.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

There were no material TDR loan modifications for the year ended December 31, 2021 and December 31, 2020. During the year ended December 31, 2019, there was one material TDR loan modification for a $2.0 million commercial loan. The TDR included an extension of maturity dates, interest only periods, and compliance with specific covenants.

The recorded investment of TDRs was $11.0 million and $15.1 million at December 31, 2021 and 2020, respectively. Commercial TDRs totaled $408,000 and $2.5 million at December 31, 2021 and December 31, 2020, respectively. The remainder of the TDRs outstanding at the end of these periods were residential loans. Non-accrual TDRs totaled $1.0 million and $3.6 million at December 31, 2021 and December 31, 2020, respectively. Of these loans, $190,000 and $2.5 million were non-accrual commercial TDRs at December 31, 2021 and 2020, respectively.

All TDR loans are considered impaired and management performs a discounted cash flow calculation to determine the amount of impairment reserve required on each loan. TDR loans which subsequently default are reviewed to determine if the loan should be deemed collateral dependent. In either case, any reserve required is recorded as part of the allowance for loan losses.

For the years ended December 31, 2021, 2020 and 2019, there were no significant TDRs that defaulted in the first twelve months of restructure. A default is defined as two or more payments in arrears.

As noted above, loan modifications and payment deferrals as a result of the COVID-19 pandemic that meet the criteria established under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators are excluded from evaluation of TDR classification and will continue to be reported as current during the payment deferral period. The Company’s policy is to continue to accrue interest during the deferral period. Loans not meeting the CARES Act or regulatory guidance are evaluated for TDR and non-accrual treatment under the Company’s existing policies and procedures. There were no loan modifications made pursuant to the CARES Act that were in payment deferral at December 31, 2021.

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

On an annual basis, or more often if needed, the Company formally reviews on a risk adjusted basis, the ratings on all commercial real estate, commercial real estate, construction and commercial loans. Semi-annually, the Company engages an independent third party to review a significant portion of loans within these segments. Management uses the results of these reviews as part of its annual review process.

On a monthly basis, the Company reviews the residential construction, residential real estate and consumer installment portfolios for credit quality primarily through the use of delinquency reports.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The following table presents the Company’s loans by risk rating at December 31, 2021 and 2020:

	December 31, 2021			December 31, 2020
	Commercial	Commercial	Commercial	Commercial	Commercial	Commercial
	Real Estate	Construction	and Industrial	Real Estate	Construction	and Industrial

	(in thousands)

Loans rated 1 - 6	$1,645,871	$136,563	$417,408	$1,524,105	$99,331	$452,665
Loans rated 7	33,953	—	85	14,674	—	3,122
Loans rated 8	20,053	—	694	9,455	—	7,080
Loans rated 9	—	—	3,421	3,031	—	1,526
Loans rated 10	—	—	—	—	—	—
	$1,699,877	$136,563	$421,608	$1,551,265	$99,331	$464,393

6.MORTGAGE LOAN SERVICING

The Company sells residential mortgages to government-sponsored entities and other parties. The Company retains no beneficial interests in these loans, but may retain the servicing rights of the loans sold. Mortgage loans serviced for others are not included in the accompanying Consolidated Balance Sheets. The risks inherent in MSRs relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The unpaid principal balances of mortgage loans serviced for others were $3.65 billion and $3.05 billion as of December 31, 2021 and 2020, respectively.

The Company accounts for MSRs at fair value. The Company obtains and reviews valuations from independent third parties to determine the fair value of MSRs. Key assumptions used in the estimation of fair value include prepayment speeds, discount rates, and default rates. At December 31, 2021 and 2020, the following weighted average assumptions were used in the calculation of fair value of MSRs:

	December 31,
	2021	2020
Prepayment speed	9.40%	14.30%
Discount rate	9.20	9.23
Default rate	1.64	2.27

The following summarizes changes to MSRs for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)

Balance, beginning of period	$24,833	$17,150	22,217
Additions	13,815	14,415	1,174
Changes in fair value due to:
Reductions from loans paid off during the period	(6,019)	(4,181)	(1,972)
Changes in valuation inputs or assumptions	5,639	(2,551)	(4,269)
Balance, end of period	$38,268	$24,833	17,150

For the years ended December 31, 2021, 2020 and 2019, contractually specified servicing fees included in other mortgage banking income amounted to $7.4 million, $4.7 million, and $4.2 million respectively.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

7.	OTHER REAL ESTATE LOANS AND REPOSSESSED ASSETS

Income and expenses applicable to foreclosed and repossessed assets include the following:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)

Gain on sales of real estate, net	$(198)	$(86)	$(181)
Net loss on sales of repossessed assets	(45)	45	112
Operating expenses	(155)	37	82
	$(398)	$(4)	$13

At December 31, 2021, there were no foreclosed assets and repossessed assets were automobiles with a total recorded value of $53,000. At December 31, 2020, foreclosed and repossessed assets included one residential real estate property with a recorded value of $297,000 and automobiles with total recorded values of $298,000, respectively. All foreclosed and repossessed assets are held for sale.  Mortgage loans in the process of foreclosure totaled $2.9 million and $4.3 million as of December 31, 2021 and 2020, respectively, and are reported in loans.

8.	PROPERTY AND EQUIPMENT

A summary of the cost and accumulated depreciation of property and equipment follows:

	December 31,
	2021	2020

	(in thousands)

Land	$12,251	$12,420
Buildings and leasehold improvements	49,790	46,216
Furniture, equipment and vehicles	16,665	14,719
Fixed assets in process	534	1,365
	79,240	74,720
Less accumulated depreciation and amortization	(28,495)	(25,140)
Property and equipment, net	$50,745	$49,580

Depreciation and amortization expense amounted to $4.4 million, $4.0 million and $4.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. During the year ended December 31, 2021, land and a building with a total net book value of $881,000 were transferred to asset held for sale. During the year ended December 31, 2019, land and a building with a total net book value of $9.0 million were transferred to asset held for sale, a loss of $482,000 was recognized on the transfer and the property was sold during 2020 with no additional gain or loss recorded. In addition, $17.7 million of fully depreciated property and equipment was purged from our fixed assets system when we converted to a new accounting platform in 2019.

At December 31, 2021 and 2020, fixed assets in process represents building improvements and equipment not placed in service. December 31, 2020 fixed assets in process also includes buildings in process.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

9.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents changes in the carrying value of goodwill for the periods indicated:

	Year Ended December 31,
	2021	2020

	(in thousands)

Balance, end of period	$69,802	$69,802

The Bank and HarborOne Mortgage are identified as a reporting unit for purposes of goodwill impairment testing. At December 31, 2021 and 2020, the carrying value of the Bank’s goodwill was $59.0 million as of both dates and the carrying value of HarborOne Mortgage’s goodwill was $10.8 million as of both dates.

Impairment exists when a reporting unit’s carrying value exceeds its fair value. At October 31, 2021 the Company’s reporting units had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting units exceeded their carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the Bank and HarborOne Mortgage, exceeded the carrying value, including goodwill, resulting in no impairment.

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

Core Deposit Intangible

The Company recognized core deposit intangibles (“CDI”) of $9.0 million in connection with the Coastway acquisition. The Company’s change in the gross amount of core deposit intangibles and the related accumulated amortization consisted of the following:

	December 31,
	2021	2020

	(in thousands)

Gross amount of CDI:
Balance, beginning of period	$8,952	8,952
Additions due to acquisitions	—	—
Balance, end of period	8,952	8,952
Accumulated amortization:
Balance, beginning of period	(4,582)	(2,917)
Amortization	(1,206)	(1,665)
Balance, end of period	(5,788)	(4,582)
Net CDI, end of period	$3,164	4,370

The estimated aggregate amortization expense related to the Company’s core deposit intangible assets is $893,000 in 2022 and $757,000 thereafter until 2025. The weighted average original amortization period was 7.3 years.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Other Intangible Assets

A non-compete intangible asset was recognized in connection with HarborOne Mortgage and was amortized over the four year period of the agreement ending in 2019. Amortization expense for this asset of $45,000 in 2019.

10.	DEPOSITS

A summary of deposit balances, by type, is as follows:

	December 31,
	2021	2020

	(in thousands)

NOW and demand deposit accounts	$1,056,784	$908,256
Regular savings and club accounts	1,138,979	998,994
Money market deposit accounts	858,970	866,661
Total non-certificate accounts	3,054,733	2,773,911

Term certificate accounts greater than $250,000	108,426	135,190
Term certificate accounts less than or equal to $250,000	419,490	497,108
Brokered deposits	100,000	100,000
Total certificate accounts	627,916	732,298
Total deposits	$3,682,649	$3,506,209

The Company has established a relationship to participate in a reciprocal deposit program with other financial institutions. The reciprocal deposit program provides access to FDIC-insured deposit products in aggregate amounts exceeding the current limits for depositors. At December 31, 2021 and 2020, total reciprocal deposits were $43.8 million and $104.9 million, respectively, consisting primarily of money market accounts.

A summary of certificate accounts by maturity at December 31, 2021 is as follows:

		Weighted
		Average
	Amount	Rate

	(dollars in thousands)

Within 1 year	$553,190	0.46%
Over 1 year to 2 years	36,763	0.75
Over 2 years to 3 years	14,171	1.01
Over 3 years to 4 years	20,778	0.88
Over 4 years to 5 years	3,243	0.72
Total certificate deposits	628,145	0.51%
Less unaccreted acquisition discount	(229)
Total certificate deposits, net	$627,916

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

11.BORROWINGS

Borrowed funds at December 31, 2021 and 2020 consist of FHLB advances and subordinated notes. Short-term FHLB advances were $35.0 million at December 31, 2020, with a weighted average rate of 0.42%. There were no short-term advances at December 31, 2021. Long-term advances are summarized below:

	December 31, 2021			December 31, 2020
	Amount by		Weighted	Amount by		Weighted
	Scheduled	Amount by	Average	Scheduled	Amount by	Average
	Maturity*	Call Date (1)	Rate (2)	Maturity*	Call Date (1)	Rate (2)

	(dollars in thousands)

Year ending December 31:
2021	$—	$—	—%	$41,750	101,750	2.47%
2022	—	40,000	—	—	—	—
2023	185	185	1.46	20,190	190	3.48
2024	13,400	13,400	1.39	10,000	10,000	1.68
2025	40,987	987	1.32	40,987	987	1.32
2026 and thereafter	1,139	1,139	2.00	1,170	1,170	2.00
	$55,711	$55,711	1.35%	$114,097	$114,097	2.16%

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

The FHLB advances are secured by a blanket security agreement which requires the Bank to maintain certain qualifying assets as collateral, principally residential mortgage loans and certain multi-family and commercial real estate loans held in the Bank’s portfolio. The carrying value of the loans pledged as collateral for these borrowings totaled $1.22 billion and $1.25 billion at December 31, 2021 and 2020, respectively. As of December 31, 2021, the Company had $865.2 million of available borrowing capacity with the FHLB.

The Company also has additional borrowing capacity under a $25.0 million unsecured federal funds line with a correspondent bank and a secured line of credit with the Federal Reserve Bank of Boston secured by 57% of the carrying value of indirect auto and commercial loans with principal balances amounting to $101.4 million and $107.1 million, respectively, of which no amount was outstanding at December 31, 2021 and 2020.

On August 30, 2018, the Company issued $35.0 million in fixed-to-floating rate subordinated notes due 2028 (the “Notes”) in a private placement transaction to institutional accredited investors. The Notes bear interest at annual fixed rate of 5.625% until September 1, 2023 at which time the interest rate resets quarterly to an interest rate per annum equal to the three-month LIBOR plus 278 basis points. An appropriate replacement rate index will be determined as part of our LIBOR reference rate transition. Interest is payable semi-annually on March 1 and September 1 each year through September 1, 2023 and quarterly thereafter. The Notes can be redeemed partially or in whole, prior to the maturity date beginning September 1, 2023 and on any scheduled interest payment date thereafter, at par. The Notes are carried on the Consolidated Balance Sheets net of unamortized issuance costs of $841,000 and $967,000 at December 31, 2021 and 2020, respectively.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

12.	INCOME TAXES

Allocation of the federal and state income taxes between current and deferred portions for the years ended December 31, 2021, 2020 and 2019 are as follows:

	2021	2020	2019

	(in thousands)
Current tax provision:
Federal	$10,693	$11,591	$3,757
State	4,815	5,240	1,207
	15,508	16,831	4,964
Deferred tax provision (benefit):
Federal	4,451	(2,124)	(445)
State	1,976	(1,490)	(111)
	6,427	(3,614)	(556)
Income tax provision	$21,935	$13,217	$4,408

The reasons for the differences between the statutory federal income tax and the actual income tax provision for the years ended December 31, 2021, 2020 and 2019 are summarized as follows:

	2021	2020	2019

	(dollars in thousands)

Statutory tax rate	21%	21%	21%
Statutory tax provision	$16,895	$12,182	$4,762
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	5,365	2,962	866
Bank-owned life insurance	(425)	(465)	(232)
Employee Stock Ownership Plan expenses	280	56	172
Tax exempt income	—	(22)	(104)
Net reduction in uncertain federal tax positions	(712)	(1,864)	(1,586)
Other, net	532	368	530
Income tax provision	$21,935	$13,217	$4,408

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The tax effects of each item that give rise to deferred taxes at December 31, 2021 and 2020 are as follows:

	2021	2020

	(in thousands)

Deferred tax assets:
Allowance for loan losses	$12,745	$15,493
Employee benefit plans	5,478	4,999
Mark-to-market loans	1,469	2,387
Accrued expenses not deducted for tax purposes	1,656	1,799
HarborOne Mortgage loan repurchase reserve	999	743
Net unrealized loss on securities available for sale	801	—
Other	602	—
	23,750	25,421

Deferred tax liabilities:
Net unrealized gain on securities available for sale	—	(904)
Derivatives	(2,552)	(2,349)
Deferred income annuities	(1,706)	(1,580)
Depreciation and amortization	(1,223)	(1,145)
Deferred loan fees	(2,820)	(1,578)
Mortgage servicing rights	(10,585)	(6,793)
Core deposit intangible	(889)	(1,222)
Other	—	(293)
	(19,775)	(15,864)

Net deferred tax asset	$3,975	$9,557

A summary of the change in the net deferred tax asset (liability) for the years ended December 31, 2021, 2020 and 2019 is as follows:

	2021	2020	2019

	(in thousands)

Balance at beginning of year	$9,557	$6,034	$6,727
Deferred tax (provision) benefit	(6,427)	3,614	556
Coastway net deferred tax asset acquired	—	—	(165)
Change in cash flow hedge	(860)	394	—
Change in securities available for sale	1,705	(485)	(1,084)
Balance at end of year	$3,975	$9,557	$6,034

The Company’s income tax returns are subject to review and examination by federal and state taxing authorities. The Company is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service (“IRS”) and the Massachusetts Department of Revenue for the years ended December 31, 2018 through 2021.

At December 31, 2021, the Bank had a net operating loss carryforward in the state of New Hampshire of $1.1 million related to the acquisition of HarborOne Mortgage with a recorded deferred tax asset of $9,000 at December 31, 2021. The net operating loss expires on December 31, 2024. The state of New Hampshire limits the use of acquired net operating losses that can be used by the Bank each year based on Internal Revenue Code Section 382. This limitation is $552,000 per year. Management believes it is more likely than not that it will be able to utilize the New Hampshire net operating loss carryforward prior to expiration.

As a result of the Company’s creation of The HarborOne Foundation, to which it contributed 385,450 shares of its common stock and $965,000 in cash in connection with the offering in June 2016, the Company utilized a $1.1 million charitable contribution benefit in the 2019 tax return.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

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

	December 31,
	2021	2020	2019

	(in thousands)

Balance at beginning of year	$1,162	$3,052	$3,769
Additions based on tax positions related to current year	—	—	—
Additions for tax positions for prior years	247	168	1,471
Reductions for tax positions for prior years	(754)	(2,058)	(153)
Settlements	—	—	(2,035)
Balance at end of year	$655	$1,162	$3,052

The balance of unrecognized tax benefits, the amount of related interest accrued and what management believes to be the range of reasonably possible changes in the next 12 months, are:

Unrecognized tax benefits	$619
Accrued interest on unrecognized tax benefits	36
Portion that, if recognized, would reduce tax expense and effective tax rate	655
Reasonably possible reduction to the balance of unrecognized tax in subsequent year	300
Portion that, if recognized, would reduce tax expense and effective tax rate	300

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

13.	OTHER COMMITMENTS AND CONTINGENCIES

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The following off-balance sheet financial instruments were outstanding at December 31, 2021 and 2020. The contract amounts represent credit risk.

	December 31,
	2021	2020

	(in thousands)

Commitments to grant residential real estate loans-HarborOne Mortgage	$142,781	$485,428
Commitments to grant other loans	27,029	53,714
Unadvanced funds on home equity lines of credit	211,120	178,432
Unadvanced funds on revolving lines of credit	223,110	169,907
Unadvanced funds on construction loans	194,101	127,776

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

The Company entered into an employment agreement with the former President and Chief Executive Officer of Coastway in connection with the Coastway acquisition. The agreement had a five-year term that provided total compensation of $2.2 million. Generally, in the event of termination after the first twelve months, the remaining total compensation was payable and as such the total amount was fully expensed over twelve months, ending in 2019. For the year ended December 31, 2019, the Company recognized compensation expense of $1.7 million.

Reserve for Residential Mortgage Loan Repurchase Losses

The Company sells residential mortgage loans on a “whole-loan” basis to Fannie Mae and Freddie Mac, and to non-agency investors. These loan sales occur under industry standard contractual provisions that include various representations and warranties, which typically cover ownership of the loan, compliance with loan criteria set forth in the applicable agreement, validity of the lien securing the loan and other similar matters. The Company may be required to repurchase certain loans sold with identified defects, indemnify the investor, or reimburse the investor for any credit losses incurred. The Company establishes mortgage repurchase reserves related to various representations and warranties that reflect management’s estimate for which we have a repurchase obligation. The reserves are established by a charge to loan expenses in our Consolidated Statements of Income. At December 31, 2021 and 2020, this reserve totaled $3.6 million and $2.7 million, respectively, and is included in other liabilities and accrued expenses on the Consolidated Balance Sheets.

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

Certain loans were sold with recourse provisions, and at December 31, 2021 and 2020, the related maximum contingent liability related to loans sold amounted to $1.3 million each year. Based on discounted cash flow of projected losses on sold loans in this portfolio at December 31, 2021 and 2020, the Company had no recourse liability.

Other

In the ordinary course of business, various legal claims arise from time to time and, in the opinion of management based on discussion with legal counsel, management does not believe these claims will have a material effect on the Company’s financial position or results of operations.

14.	DERIVATIVES

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

As of December 31, 2021, the Company had one interest rate swap agreement with a notional amount of $100.0 million that was designated as a cash flow hedge of certificates of deposits. The interest rate swap agreement has an average maturity of 3.27 years, the current weighted average fixed rate paid is 0.67%, the weighted average 3-month LIBOR swap receive rate is 0.12% and the fair value is $1.7 million. The Company expects approximately $146,000 related to the cash flow hedge to be reclassified to interest expense, from other comprehensive income, in the next twelve months.

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

Interest Rate Swaps

The Company enters into interest rate swap agreements that are transacted to meet the financing needs of its commercial customers. Offsetting interest rate swap agreements are simultaneously transacted with a third-party financial institution to effectively eliminate the Company’s interest rate risk associated with the customer swaps. The primary risks associated with these transactions arise from exposure to the ability of the counterparties to meet the terms of the contract. Mortgage-backed securities with a fair value of $13.9 million are pledged to secure the Company’s liability for the offsetting interest rate swaps (see Note 3). The interest rate swap notional amount below is the aggregate notional amount of the customer swap and the offsetting third-party swap. The Company also assesses the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determines whether the credit valuation adjustments are significant to the overall valuation of its derivatives. During 2021, a credit valuation adjustment related to an interest rate swap was determined to be significant and required a negative fair value adjustment of $430,000 which is included in other income.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The following tables present the outstanding notional balances and fair values of outstanding derivative instruments:

		Assets		Liabilities
		Balance		Balance
	Notional	Sheet	Fair	Sheet	Fair
	Amount	Location	Value	Location	Value

	(in thousands)

December 31, 2021:
Derivatives designated as Hedging Instruments
Interest rate swaps	$100,000	Other assets	$1,663	Other liabilities	$—
Derivatives not designated as Hedging Instruments
Derivative loan commitments	$86,134	Other assets	$1,527	Other liabilities	$95
Forward loan sale commitments	96,000	Other assets	56	Other liabilities	94
Interest rate swaps	740,235	Other assets	18,874	Other liabilities	19,214
Risk participation agreements	139,109	Other assets	—	Other liabilities	—
Total			$22,120		$19,403

December 31, 2020:
Derivatives designated as Hedging Instruments
Interest rate swaps	$100,000	—	$—	Other liabilities	$1,407
Derivatives not designated as Hedging Instruments
Derivative loan commitments	$485,428	Other assets	$12,623	Other liabilities	$341
Forward loan sale commitments	356,500	Other assets	—	Other liabilities	2,204
Interest rate swaps	867,728	Other assets	39,320	Other liabilities	39,320
Risk participation agreements	132,379	Other assets	—	Other liabilities	—
Total			$51,943		$43,272

The following table presents the recorded net gains and losses pertaining to the Company’s derivative instruments:

	Year Ended December 31,
	2021	2020	2019

Derivatives designated as hedging instruments
Gain (loss) in OCI on derivatives (effective portion), net of tax	$2,210	$(1,013)	$—
Loss reclassified from OCI into interest income or interest expense (effective portion)	$(513)	$(46)	$—

Derivatives not designated as hedging instruments
Changes in fair value of derivative loan commitments
Mortgage banking income	$(10,850)	$11,072	$62
Changes in fair value of forward loan sale commitments
Mortgage banking income	2,166	(2,073)	386
Changes in fair value of interest rate swaps
Other income	(431)	—	—
Total	$(9,115)	$8,999	$448

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

15.	OPERATING LEASE RIGHT-OF-USE ASSETS AND LIABILITIES

Operating lease ROU assets, included in other assets, were $26.8 million at December 31, 2021.

Operating lease liabilities, included in other liabilities and accrued expenses, were $28.4 million at December 31, 2021. As of December 31, 2021, the Company does not have leases that have not yet commenced. At December 31, 2021, lease expiration dates ranged from 3 months to 36.1 years and have a weighted average remaining lease term of 16.7 years.

Future minimum lease payments under non-cancellable leases and a reconciliation to the amount recorded as operating lease liabilities as of December 31, 2021 and December 31, 2020 were as follows:

	December 31, 2021	December 31, 2020

	(in thousands)

2021	$3,139	$2,452
2022	2,976	2,239
2023	2,493	1,847
2024	2,369	1,644
2025	2,338	1,684
Thereafter	21,086	13,134
Total lease payments	34,401	$23,000
Imputed interest	(6,031)
Total present value of operating lease liabilities	$28,370

The weighted-average discount rate and remaining lease term for operating leases were as follows:

December 31, 2021
Weighted-average discount rate	1.94%
Weighted-average remaining lease term (years)	16.77

Rental expense for operating leases is recognized on a straight-line basis over the lease term and amounted to $2.9 million and $2.8 million, respectively, for the year ended December 31, 2021 and 2020. Variable lease components, such as fair market value adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

The following table presents the components of total lease expense:

Year Ended
December 31, 2021
(in thousands)

Lease Expense:
Operating lease expense	$2,737
Short-term lease expense	162
Variable lease expense	—
Total lease expense	$2,899
Other Information
Cash paid for amounts included in the measurement of lease liabilities-
operating cash flows for operating leases	2,861
Operating Lease - Operating cash flows (Liability reduction)	2,370
Right-of-use assets obtained in exchange for new operating lease liabilities	29,718

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

16.COMPENSATION AND BENEFIT PLANS

Defined Contribution Plan

The Company provides saving plans which qualifies under Section 401(k) of the Internal Revenue Code and provides for voluntary contributions by participating employees up to the maximum amount permitted by law. For the years ended December 31, 2021 and 2020 the Bank contributed 5% of each employee’s compensation up to the social security wage base and HarborOne Mortgage matched 50% of the first 4% of employee contributions up to a maximum of $2,000. For the year ended December 31, 2019, the Bank contributed 9.3% of each employee’s compensation up to the social security wage base, plus an additional 5.7% of the employee’s compensation in excess of the social security wage base on a discretionary basis up to regulatory maximums. HarborOne Mortgage made no contributions in 2019. Contributions expensed were $1.9 million, $1.8 million and $2.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Management Incentive Program

The Company from time to time creates incentive compensation plans for senior management and other officers to participate in at varying levels. In addition, the Company may also pay a discretionary bonus to senior management, officers, and/or nonofficers of the Company. These programs are administered by the Compensation Committee of the Board of Directors. The expense for the incentive plans amounted to $4.8 million, $4.8 million and $1.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Supplemental Retirement Plans

The Company provides supplemental retirement benefits to two senior executive officers of the Company under the terms of two Supplemental Executive Retirement Plan Agreements (the “SERPs”). Benefits to be paid under the SERPs are based primarily on the officer’s compensation and estimated mortality. At December 31, 2021, 2020 and 2019, included in other liabilities and accrued expenses is the Company’s obligation under the SERPs of $9.2 million, $8.0 million and $7.1 million, respectively. The retirement benefits, as defined in the SERPs, are accrued by charges to compensation expense over the required service periods of the officers. Expense related to these benefits was $1.2 million, $955,000 and $1.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Split-Dollar Life Insurance Arrangement

The Company has an endorsement split-dollar life insurance agreement with an executive officer whereby the Company will pay to the executives’ estates or beneficiaries a portion of the death benefit that the Company will receive as beneficiary of such policy. At December 31, 2021 and 2020, included in other liabilities and accrued expenses is the Company’s obligation under the arrangement of $352,000. There was no expense for this benefit for the year ended December 31, 2021 and expense associated with this post-retirement benefit for the years ended December 31, 2020 and 2019 amounted to $21,000 and $38,000, respectively. The cash surrender value of the policy is included in Bank-owned life insurance on the Consolidated Balance Sheets.

Deferred Compensation Plans

The Company is the sole owner of an annuity policy pertaining to one of the Company’s executives that is included in retirement plan annuities on the balance sheet. The Company has an agreement with this executive whereby upon retirement the Company will pay to the executive an amount equal to the cash surrender value of the annuity less premiums paid accumulated at an interest rate of 1.5% per year. At December 31, 2021, 2020 and 2019, included in other liabilities and accrued expenses is the Company’s obligation under the plan of $419,000, $385,000 and $353,000, respectively. For the years ended December 31, 2021, 2020 and 2019, the expense amounted to $34,000, $32,000 and $31,000, respectively.

The Company has agreements with two executive officers whereby the Company will pay the cost of the premium for individual supplemental medical and prescription drug coverage for their lifetime upon retirement at age 65 or later. Spousal coverage is provided each year the executive is eligible for coverage and the spouse is age 65 or over. At December 31, 2021, 2020 and 2019, included in

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

other liabilities and accrued expenses is the Company’s obligation under the plan of $380,000, $344,000 and $297,000, respectively. For the years ended December 31, 2021, 2020 and 2019, the expense amounted to $36,000, $47,000 and $66,000, respectively.

Long-Term Incentive Plan

During 2015, the Company entered into a long-term incentive plan with several executive officers. Benefits are earned annually based on the Company’s achievement of performance goals. The plan is administered by the Company’s Board of Directors. The plan was amended effective January 1, 2018 and no further incentive awards are awarded under the plan. Included in other liabilities and accrued expenses at December 31, 2020 and 2019 are $437,000 and $838,000, respectively, for this plan. For the years ended December 31, 2020 and 2019, the expense amounted to $20,000 and $56,000, respectively. For the year ended December 31, 2019, the Company reversed $82,000 of expense related to a former executive officer.

Post-Retirement Life Insurance

Employees who are covered under the Company’s bank-owned life insurance program can elect to participate in the benefits of the program while employed by the Company. The Company granted post-employment coverage to certain executives. This post retirement benefit is included in other liabilities and accrued expenses at December 31, 2021, 2020 and 2019 in the amount of $261,000, $234,000 and $186,000, respectively. For the years ended December 31, 2021, 2020 and 2019, the expense amounted to $27,000, $47,000 and $17,000, respectively.

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

The following table presents share information held by the ESOP:

	December 31,
	2021	2020

Allocated shares	939,825	639,525
Shares committed to be allocated	230,722	230,723
Unallocated shares	3,371,840	3,602,562
Total shares	4,542,387	4,472,810
Fair value of unallocated shares	$50,038,115	$39,123,823

Total compensation expense recognized in connection with the ESOP was $3.2 million, $2.1 million and $2.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

ESOP Restoration Plan

During 2016, the Company also adopted an ESOP Restoration Plan for the benefit of ESOP eligible employees whose annual compensation exceeds the amount of annual compensation permitted to be recognized under the ESOP by the Internal Revenue Code. Under the ESOP Restoration Plan, eligible participants would receive a credit each year equal to the amount they would have received under the ESOP but for the Internal Revenue Service imposed compensation limit. Any benefits earned under the ESOP Restoration Plan would become payable at the earliest of six months and a day after the participant’s separation of service from the Bank, the participant’s death, a change in control of the Company or upon termination of the ESOP Restoration Plan. These benefits are accrued over the period during which employees provide services to earn these benefits. For the year ended December 31, 2021, 2020 and 2019, $656,000, $487,000 and $210,000, respectively, was accrued for the ESOP Restoration Plan.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Directors’ Retirement Plan

The Company has an unfunded director fee continuation plan which provides postretirement benefits to eligible directors of the Company. Participants in the plan must have at least six years of service as a director to be vested in the benefit, which is determined based on number of years of service. The Company elected to freeze the plan in 2017. At December 31, 2021, the benefit obligation was $ 2.0 million.

17.	STOCK-BASED COMPENSATION

Under the HarborOne Bancorp, Inc. 2020 Equity Plan (the “2020 Equity Plan”) adopted on September 29, 2020, the Company may grant stock options, restricted stock awards, restricted stock units, including performance stock units, and other equity incentives to its directors, officers and employees. Total shares reserved for issuance under the 2020 Equity Plans are 4,500,000. The 2017 Stock Option and Incentive Plan (the “2017 Equity Plan” and together with the 2020 Equity Plan, the “Equity Plans”), was adopted on August 9, 2017. The Company will only award shares under the 2020 Equity Plan.

Expense related to awards granted to employees is recognized as compensation expense, and expense related to awards granted to directors is recognized as directors’ fees within noninterest expense. Total expense for the Equity Plans was $3.8 million, $3.7 million and $4.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

During the year ended December 31, 2021 and 2020, the Company made no awards of nonqualified options to purchase shares of common stock. During the years ended December 31, 2019, the Company made the following awards of nonqualified options to purchase shares of common stock:

Options granted	583,565
Vesting period (years)	3
Term (years)	10
Weighted average expected volatility	22.09%
Expected life (years)	6
Expected dividend yield	—%
Weighted average risk free interest rate	2.46%
Weighted average fair value per option	$2.49

A summary of the status of the Company’s stock option grants for the year ended December 31, 2021 is presented in the table below:

	Outstanding				Nonvested
			Weighted
			Average			Weighted
		Weighted	Remaining	Aggregate		Average
	Stock Option	Average	Contractual	Intrinsic	Stock Option	Grant Date
	Awards	Exercise Price	Term (years)	Value	Awards	Fair Value

Balance at January 1, 2021	2,106,403	$9.86			473,445	$2.55
Granted	—	—			—	—
Exercised	(62,840)	10.23			—	—
Vested	—	—			(285,038)	2.60
Forfeited	—	—			—	—
Expired	—	—			—	—
Balance at December 31, 2021	2,043,563	$9.85	6.03	$—	188,407	$2.48
Exercisable at December 31, 2021	1,855,156	$9.93	5.91	$—
Unrecognized cost inclusive of directors' awards	$94,667
Weighted average remaining recognition period (years)	0.33

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

The following table presents the activity in unvested stock awards under the Equity Plans for the year ended December 31, 2021:

	Restricted	Weighted Average
	Stock Awards	Grant Price

Non-vested stock awards at January 1, 2021	384,692	$9.33
Vested	(204,082)	9.34
Granted	196,377	12.05
Forfeited	(10,205)	9.71
Non-vested stock awards at December 31, 2021	366,782	$10.78
Unrecognized cost inclusive of directors' awards	$2,812,633
Weighted average remaining recognition period (years)	1.54

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Performance Stock Units

Performance restricted stock units vest based on a combination of performance and service requirements. The number of performance restricted stock units granted reflects the target number able to be earned under a given award. Non-vested performance restricted stock unit compensation expense is based on the most recent performance assumption available and is adjusted as assumptions change. For the year ended December 31, 2021 the performance assumption is 150% of the target.

The following table presents the activity in non-vested performance restricted stock units under the 2020 Equity Plan for the year ended December 31, 2021:

	Performance	Weighted Average
	Restricted Stock Units	Grant Price

Non-vested performance restricted stock units at January 1, 2021	—	$—
Vested	—	—
Granted	127,599	11.95
Forfeited	—	—
Non-vested performance restricted stock units at December 31, 2021	127,599	$11.95
Unrecognized cost	$1,099,474
Weighted average remaining recognition period (years)	2.17

18.	MINIMUM REGULATORY CAPITAL REQUIREMENTS

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

At December 31, 2021, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements, and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The capital levels of both the Company and the Bank at December 31, 2021 also exceeded the minimum capital requirements, including the currently applicable capital conservation buffer of 2.5%.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The Company’s and Bank’s regulatory capital ratios as of December 31, 2021 and 2020 are presented in the table below.

					Minimum Required to be
					Considered "Well Capitalized"
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)

HarborOne Bancorp, Inc.
December 31, 2021
Common equity Tier 1 capital to risk-weighted assets	$608,804	16.4%	$167,475	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	608,804	16.4	223,300	6.0	N/A	N/A
Total capital to risk-weighted assets	689,181	18.5	297,733	8.0	N/A	N/A
Tier 1 capital to average assets	608,804	13.6	179,710	4.0	N/A	N/A

December 31, 2020
Common equity Tier 1 capital to risk-weighted assets	$621,153	17.7%	$158,050	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	621,153	17.7	210,733	6.0	N/A	N/A
Total capital to risk-weighted assets	700,197	19.9	280,978	8.0	N/A	N/A
Tier 1 capital to average assets	621,153	14.5	171,578	4.0	N/A	N/A

HarborOne Bank
December 31, 2021
Common equity Tier 1 capital to risk-weighted assets	$485,239	13.1%	$166,660	4.5%	$240,731	6.5%
Tier 1 capital to risk-weighted assets	485,239	13.1	222,214	6.0	296,285	8.0
Total capital to risk-weighted assets	530,616	14.3	296,285	8.0	370,356	10.0
Tier 1 capital to average assets	485,239	10.9	178,279	4.0	222,849	5.0

December 31, 2020
Common equity Tier 1 capital to risk-weighted assets	$506,822	14.4%	$158,081	4.5%	$228,339	6.5%
Tier 1 capital to risk-weighted assets	506,822	14.4	210,775	6.0	281,033	8.0
Total capital to risk-weighted assets	550,875	15.7	281,033	8.0	351,291	10.0
Tier 1 capital to average assets	506,822	11.8	171,501	4.0	214,377	5.0

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The Company adopted its third share repurchase program on September 17, 2021 to repurchase up to 2,668,159 shares of the Company’s common stock, or approximately 5% of the Company’s outstanding shares. The Company had repurchased 800,364 shares at an average price of $14.55 under this share repurchase program as of December 31, 2021. During the year ended December 31, 2021 the Company repurchased a total of 5,021,067 shares at an average price of $13.68 for a total of $68.6 million under its share repurchase programs. During the year ended December 31, 2021, an additional 42,925 shares were acquired in connection with the satisfaction of tax obligations on vested restricted shares at an average price of $14.27 for a total of $613,000. During the year ended December 31, 2020, the Company purchased a total of 1,533,500 shares at an average price of $10.29 for a total of $15.9 million.

Treasury stock at December 31, 2019 consisted of shares acquired in connection with the satisfaction of tax obligations on vested restricted stock issued pursuant to the 2017 Equity Plan.

19.COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the stockholders’ equity section of the Consolidated Balance Sheets, such items, along with net income, are components of comprehensive income (loss).

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	December 31,
	2021	2020

	(in thousands)

Cash flow hedge:
Net unrealized gain (loss)	$1,663	$(1,407)
Related tax effect	(466)	394
Total accumulated other comprehensive income (loss)	$1,197	$(1,013)

Securities available for sale:
Net unrealized (loss) gain	$(3,635)	$4,102
Related tax effect	801	(904)
Total accumulated other comprehensive (loss) income	$(2,834)	$3,198

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The following tables present changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021			2020			2019

	Available	Cash		Available	Cash		Available
	for Sale	Flow		for Sale	Flow		for Sale
	Securities	Hedge	Total	Securities	Hedge	Total	Securities

	(in thousands)

Balance at beginning of period	$3,198	$(1,013)	$2,185	$1,480	$—	$1,480	$(2,358)

Other comprehensive (loss) income before reclassifications	(7,496)	2,557	(4,939)	4,214	(1,453)	2,761	6,266
Amounts reclassified to accumulated other comprehensive income for transfer of securities to available for sale	—	—	—	522	—	522	—
Amounts reclassified from accumulated other comprehensive income (loss)	(241)	513	272	(2,533)	46	(2,487)	(1,344)
Net current period other comprehensive (loss) income	(7,737)	3,070	(4,667)	2,203	(1,407)	796	4,922
Related tax effect	1,705	(860)	845	(485)	394	(91)	(1,084)
Balance at end of period	$(2,834)	$1,197	$(1,637)	$3,198	$(1,013)	$2,185	$1,480

20.FAIR VALUE OF ASSETS AND LIABILITIES

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

The following methods and assumptions were used by the Company in estimating fair value disclosures:

Debt Securities - Available for sale debt securities are recorded at fair value on a recurring basis.  When available, the Company uses quoted market prices to determine the fair value of debt securities; such items are classified as Level 1. There were no Level 1 securities held at December 31, 2021 and 2020.

Level 2 debt securities are traded less frequently than exchange-traded instruments. The fair value of these securities is determined using matrix pricing with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.  This category includes obligations of GSEs, including mortgage-backed securities, individual name issuer trust preferred debt securities and corporate bonds.

Debt securities not actively traded whose fair value is determined through the use of cash flows utilizing inputs that are unobservable are classified as Level 3. There were no Level 3 securities held at December 31, 2021 and 2020.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

FHLB stock - FHLB stock has restrictions placed on its transferability. As a result, the fair value of FHLB stock was not practicable to determine.

Loans held for sale - The fair value of mortgage loans held for sale is estimated based on current market prices for similar loans in the secondary market and therefore are classified as Level 2 assets. There were no mortgage loans held for sale 90 days or more past due as of December 31, 2021 and 2020.

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

Forward loan sale commitments and derivative loan commitments - Forward loan sale commitments and derivative loan commitments are based on fair values of the underlying mortgage loans and the probability of such commitments being exercised. The assumptions for pull-through rates are derived from internal data and adjusted using management judgment. Derivative loan commitments include the non-refundable costs of originating the loan based on the Company’s internal cost analysis that is not observable and the value of servicing. The weighted average pull-through rate for derivative loan commitments was approximately 88% and 76% at both December 31, 2021 and 2020, respectively.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

to arrive at the fair value of each swap. The pricing models do not contain a high level of subjectivity as the methodologies used do not require significant judgment.

Although the Company has determined that the majority of the inputs used to value its interest rate swaps and risk participation agreements fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with interest rate contracts and risk participation agreements utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of December 31, 2020, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company classified its derivative valuations in their entirety as Level 2.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

				Total
	Level 1	Level 2	Level 3	Fair Value

	(in thousands)

December 31, 2021
Assets

Securities available for sale	$—	$394,036	$—	$394,036
Loans held for sale	—	45,642	—	45,642
Mortgage servicing rights	—	38,268	—	38,268
Derivative loan commitments	—	—	1,527	1,527
Forward loan sale commitments	—	—	56	56
Interest rate management agreements	—	1,663	—	1,663
Interest rate swaps	—	18,874	—	18,874
	$—	$498,483	$1,583	$500,066
Liabilities

Derivative loan commitments	$—	$—	$95	$95
Forward loan sale commitments	—	—	94	94
Interest rate swaps	—	19,214	—	19,214
	$—	$19,214	$189	$19,403

December 31, 2020
Assets

Securities available for sale	$—	$276,498	$—	$276,498
Loans held for sale	—	208,612	—	208,612
Mortgage servicing rights	—	24,833	—	24,833
Derivative loan commitments	—	—	12,623	12,623
Forward loan sale commitments	—	—	—	—
Interest rate swaps	—	39,320	—	39,320
	$—	$549,263	$12,623	$561,886
Liabilities

Derivative loan commitments	$—	$—	$341	$341
Forward loan sale commitments	—	—	2,204	2,204
Interest rate management agreements	—	1,407	—	1,407
Interest rate swaps	—	39,320	—	39,320
	$—	$40,727	$2,545	$43,272

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The table below presents, for the years ended December 31, 2021, 2020 and 2019, the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis.

	Year Ended December 31,
	2021	2020	2019

	(in thousands)

Assets: Derivative and Forward Loan Sale Commitments:

Balance at beginning of period	$12,623	$1,411	$1,261

Total gains (losses) included in net income (1)	(11,040)	11,212	150
Balance at end of period	$1,583	$12,623	$1,411

Changes in unrealized gains relating to instruments at period end	$1,583	$12,623	$1,411

	Year Ended December 31,
	2021	2020	2019

	(in thousands)

Liabilities: Derivative and Forward Loan Sale Commitments:

Balance at beginning of period	$(2,545)	$(332)	(630)

Total gains (losses) included in net income (1)	2,356	(2,213)	298
Balance at end of period	$(189)	$(2,545)	(332)

Changes in unrealized losses relating to instruments at period end	$(189)	$(2,545)	(332)

(1) Included in mortgage banking income on the Consolidated Statements of Net Income.

Assets Measured at Fair Value on a Non-recurring Basis

The Company may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There were no liabilities measured at fair value on a non-recurring basis at December 31, 2021 and 2020. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets.

	December 31, 2021			December 31, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

	(in thousands)

Impaired loans:
Residential	—	—	$1,125	$—	$—	$919
Commercial real estate	—	—	17,562	—	—	3,034
Commercial and industrial	—	—	2,928	—	—	4,208
Other real estate owned and repossessed assets	—	—	53	—	—	595
	$—	$—	$21,668	$—	$—	$8,756

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Losses in the following table represent the amount of the fair value adjustments recorded during the year on the carrying value of the assets held at December 31, 2021 and 2020, respectively. Losses on fully charged off loans are not included in the table.

	Year Ended December 31,
	2021	2020

	(in thousands)

Impaired loans
Residential	7	118
Commercial real estate	5,239	1,177
Commercial and industrial	916	1,020
Other real estate owned and repossessed assets	—	—
	$6,162	$2,315

The table below presents quantitative information about significant unobservable inputs (Level 3) for assets measured at fair value on a nonrecurring basis at the dates indicated.

	Fair Value
	December 31,		Valuation Technique
	2021	2020

	(in thousands)

Impaired loans:
Residential	$1,125	$919	Sales Comparison Approach (1)
Commercial real estate	$17,562	$7,242	Sales Comparison Approach (1)
Commercial and industrial	$2,928	$—	Sales Comparison Approach (1)
Real estate owned:
Residential	$—	$298	Sales Comparison Approach (1)

(1) Fair value is generally determined through independent appraisals of the underlying collateral. The Company may also use another source of collateral assessment to determine a reasonable estimate of the fair value of the collateral. Appraisals may be adjusted by management for qualitative factors and estimated liquidation expenses. Unobservable inputs are adjustments for differences between the comparable sales. Residential real estate appraisals are generally discounted 0% - 20%. The weighted average for 2020 was 15%. Commercial real estate loan appraisals are discounted 0% - 50%. The weighted average for 2021 and 2020 was 23% and 27%, respectively. Commercial and industrial appraisals are discounted 0%-90% and the weighted average was 49%.

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

	December 31, 2021
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total

	(in thousands)

Financial assets:
Cash and cash equivalents	$194,719	$194,719	$—	$—	$194,719
Securities available for sale	394,036	—	394,036	—	394,036
Federal Home Loan Bank stock	5,931	N/A	N/A	N/A	N/A
Loans held for sale	45,642	—	45,642	—	45,642
Loans, net	3,562,356	—	—	3,558,934	3,558,934
Retirement plan annuities	14,174	—	—	14,174	14,174
Accrued interest receivable	10,624	—	10,624	—	10,624

Financial liabilities:
Deposits	3,682,649	—	—	3,683,465	3,683,465
Borrowed funds	55,711	—	55,765	—	55,765
Subordinated debt	34,159	—	—	35,790	35,790
Mortgagors' escrow accounts	8,459	—	—	8,459	8,459
Accrued interest payable	1,083	—	1,083	—	1,083

Derivative loan commitments:
Assets	1,527	—	—	1,527	1,527
Liabilities	95	—	—	95	95

Interest rate management agreements:
Assets	1,663	—	1,663	—	1,663
Liabilities	—	—	—	—	—

Interest rate swap agreements:
Assets	18,874	—	18,874	—	18,874
Liabilities	19,214	—	19,214	—	19,214

Forward loan sale commitments:
Assets	56	—	—	56	56
Liabilities	94	—	—	94	94

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

	December 31, 2020
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total

	(in thousands)

Financial assets:
Cash and cash equivalents	$205,870	$205,870	$—	$—	$205,870
Securities available for sale	276,498	—	276,498	—	276,498
Federal Home Loan Bank stock	8,738	N/A	N/A	N/A	N/A
Loans held for sale	208,612	—	208,612	—	208,612
Loans, net	3,439,247	—	—	3,473,751	3,473,751
Retirement plan annuities	13,747	—	—	13,747	13,747
Accrued interest receivable	11,874	—	11,874	—	11,874

Financial liabilities:
Deposits	3,506,209	—	—	3,509,996	3,509,996
Borrowed funds	149,097	—	152,373	—	152,373
Subordinated debt	34,033	—	—	34,799	34,799
Mortgagors' escrow accounts	7,736	—	—	7,736	7,736
Accrued interest payable	1,262	—	1,262	—	1,262

Derivative loan commitments:
Assets	12,623	—	—	12,623	12,623
Liabilities	341	—	—	341	341

Interest rate management agreements:
Liabilities	1,407	—	1,407	—	1,407

Interest rate swap agreements:
Assets	39,320	—	39,320	—	39,320
Liabilities	39,320	—	39,320	—	39,320

Forward loan sale commitments:
Assets	—	—	—	—	—
Liabilities	2,204	—	—	2,204	2,204

21.EARNINGS PER SHARE (“EPS”)

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

The following table presents earnings per common share.

	Year Ended December 31,
	2021	2020	2019

Net income available to common stockholders (in thousands)	$58,517	$44,792	$18,268

Average number of common shares outstanding	54,454,113	58,252,140	58,451,387
Less: Average unallocated ESOP shares and non-vested restricted shares	(3,707,811)	(3,938,772)	(2,719,750)
Weighted average number of common shares outstanding used to calculate basic earnings per common share	50,746,302	54,313,368	55,731,637
Dilutive effect of share-based compensation	776,833	6,467	139
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	51,523,135	54,319,835	55,731,776

Earnings per common share:
Basic	$1.15	$0.82	$0.33
Diluted	$1.14	$0.82	$0.33

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Stock options for 2,106,403 and 2,169,243 shares were not considered in computing diluted earnings per share for the years ended December 31, 2020 and 2019, respectively, because they were antidilutive.

22.SEGMENT REPORTING

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Information about the reportable segments and reconciliation to the Consolidated Financial Statements at December 31, 2021, 2020 and 2019, and for the years then-ended are presented in the tables below.

	Year Ended December 31, 2021
	HarborOne	HarborOne
	Bank	Mortgage	Consolidated

	(in thousands)

Net interest and dividend income	$129,785	$3,468	$131,370
Credit for loan losses	(7,258)	—	(7,258)
Net interest and dividend income, after credit for loan losses	137,043	3,468	138,628
Mortgage banking income:
Gain on sale of mortgage loans	—	61,883	61,883
Intersegment gain (loss)	(3,665)	4,434	—
Changes in mortgage servicing rights fair value	(137)	(243)	(380)
Other	1,090	14,741	15,831
Total mortgage banking income (loss)	(2,712)	80,815	77,334
Other noninterest income	23,308	44	23,352
Total noninterest income	20,596	80,859	100,686
Noninterest expense	102,557	55,012	158,862
Income loss before income taxes	55,082	29,315	80,452
Provision for income taxes	14,933	7,569	21,935
Net income	$40,149	$21,746	$58,517

Total assets at period end	$4,481,509	$173,545	$4,553,405
Goodwill at period end	$59,042	$10,760	$69,802

	Year Ended December 31, 2020

	HarborOne	HarborOne
	Bank	Mortgage	Consolidated

	(in thousands)

Net interest and dividend income	$118,217	$3,235	$120,066
Provision for loan losses	34,815	—	34,815
Net interest and dividend income, after provision for loan losses	83,402	3,235	85,251
Mortgage banking income:
Gain on sale of mortgage loans	—	105,469	105,469
Intersegment gain (loss)	(3,148)	3,148	—
Changes in mortgage servicing rights fair value	(2,376)	(4,356)	(6,732)
Other	1,360	13,812	15,172
Total mortgage banking income (loss)	(4,164)	118,073	113,909
Other noninterest income (loss)	24,909	(138)	24,771
Total noninterest income	20,745	117,935	138,680
Noninterest expense	98,354	66,393	165,922
Income before income taxes	5,793	54,777	58,009
Provision for income taxes	527	12,964	13,217
Net income	$5,266	$41,813	$44,792

Total assets at period end	$4,460,164	$312,194	$4,483,615
Goodwill at period end	$59,042	$10,760	$69,802

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

	Year Ended December 31, 2019

	HarborOne	HarborOne
	Bank	Mortgage	Consolidated

	(in thousands)

Net interest and dividend income	$109,106	$1,064	$109,062
Provision for loan losses	4,747	—	4,747
Net interest and dividend income, after provision for loan losses	104,359	1,064	104,315
Mortgage banking income:
Gain on sale of mortgage loans	1	33,556	33,557
Intersegment gain (loss)	(1,183)	1,183	—
Changes in mortgage servicing rights fair value	(1,431)	(4,810)	(6,241)
Other	1,494	7,965	9,459
Total mortgage banking income (loss)	(1,119)	37,894	36,775
Other noninterest income (loss)	23,365	(45)	23,320
Total noninterest income	22,246	37,849	60,095
Noninterest expense	100,688	38,876	141,734
Income before income taxes	25,917	37	22,676
Provision (benefit) for income taxes	5,019	(77)	4,408
Net income	$20,898	$114	$18,268

Total assets at period end	$3,925,328	$165,863	$4,058,921
Goodwill at period end	$59,042	$10,760	$69,802

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

23.CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Condensed financial information relative to HarborOne Bancorp, Inc.’s balance sheet at December 31, 2021 and 2020 and the related statements of net income and cash flows for the years ended December 31, 2021, 2020 and 2019 are presented below. The statement of stockholders’ equity is not presented below as the parent company’s stockholders’ equity is that of the consolidated company.

Balance Sheet	December 31,
	2021	2020

	(in thousands)

Assets
Cash and due from banks	$131,033	$118,265
Investment in common stock of HarborOne Bank	555,695	581,982
Loan receivable - ESOP	30,740	32,190
Due from subsidiary	—	612
Other assets	637	657
Total assets	$718,105	$733,706

Liabilities and Stockholders' Equity
Subordinated debt	$34,159	$34,033
Other liabilities and accrued expenses	4,685	3,359
Stockholders' equity	679,261	696,314
Total liabilities and stockholders' equity	$718,105	$733,706

Statement of Net Income	Year Ended December 31,
	2021	2020	2019

	(in thousands)

Dividends from subsidiary	$90,000	$—	$—
Interest from bank deposits	210	260	15
Interest on short-term investments	2	449	953
Interest on ESOP loan	1,046	1,596	1,062
Total income	91,258	2,305	2,030
Interest expense	2,095	2,095	2,076
Operating expenses	2,338	2,771	3,232
Total expenses	4,433	4,866	5,308
Income (loss) before income taxes and equity in undistributed net income (loss) of HarborOne Bank	86,825	(2,561)	(3,278)
Income tax benefit	(566)	(274)	(534)
Income (loss) before equity in income of subsidiaries	87,391	(2,287)	(2,744)
Equity in undistributed net income (loss) of HarborOne Bank	(28,874)	47,079	21,012
Net income	$58,517	$44,792	$18,268

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Statement of Cash Flows	Year Ended December 31,
	2021	2020	2019

	(in thousands)

Cash flows from operating activities:
Net income	$58,517	$44,792	$18,268
Adjustments to reconcile net income to net cash used by operating activities:
Equity in undistributed net (income) loss of HarborOne Bank	28,874	(47,079)	(21,012)
Deferred income tax provision (benefit)	(8)	(18)	139
Share-based compensation	545	963	1,432
Net change in other assets	27	231	(284)
Net change in other liabilities	391	302	1,299
Net cash provided (used) by operating activities	88,346	(809)	(158)

Cash flows from investing activities:
Investment in HarborOne Bank	—	—	(152,713)
Repayment of ESOP loan	1,450	1,218	1,862
Advances to subsidiary	(1,046)	(1,884)	(2,456)
Repayment of advances to subsidiary	1,659	3,728	—
Net cash provided (used) by investing activities	2,063	3,062	(153,307)

Cash flows from financing activities:
Issuance of common stock	643	—	304,161
Repurchase of common stock	(69,215)	(15,923)	(721)
Purchase of shares by ESOP	—	—	(24,829)
Repayment of advance from subsidiary	—	—	(139)
Amortization of subordinated debt issuance costs	126	126	108
Dividends paid	(9,195)	(3,258)	—
Net cash (used) provided by financing activities	(77,641)	(19,055)	278,580

Net change in cash and cash equivalents	12,768	(16,802)	125,115
Cash and cash equivalents at beginning of year	118,265	135,067	9,952
Cash and cash equivalents at end of year	$131,033	$118,265	$135,067

24.SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2021	2020	2021	2020	2021	2020	2021	2020

	(in thousands, except share data)

Interest and dividend income	$35,847	$37,169	$35,887	$36,621	$35,808	$37,048	$36,353	$37,720
Interest expense	3,795	10,469	3,357	7,174	3,005	5,879	2,368	4,970
Net interest and dividend income	32,052	26,700	32,530	29,447	32,803	31,169	33,985	32,750
Provision (benefit) for loan losses	91	3,749	(4,286)	10,004	(1,627)	13,454	(1,436)	7,608
Other noninterest income	37,809	16,113	21,703	38,569	21,769	44,439	19,164	37,027
Gain on sale and call of securities, net	—	2,525	—	8	241	—	—	—
Total noninterest income	37,809	18,638	21,703	38,577	22,010	44,439	19,164	37,027
Total noninterest expenses	42,802	35,160	38,598	43,777	39,274	45,700	38,188	41,286
Provision for income taxes	7,576	1,705	5,645	3,668	4,907	4,561	3,807	3,283
Net income	$19,392	$4,724	$14,276	$10,575	$12,259	$11,893	$12,590	$17,600

Basic earnings per share	$0.37	$0.09	$0.28	$0.19	$0.25	$0.22	$0.26	$0.33
Diluted earnings per share	$0.37	$0.09	$0.27	$0.19	$0.24	$0.22	$0.25	$0.33
Weighted average common shares, basic	52,537,409	54,392,465	51,778,293	54,450,146	49,801,123	54,465,339	48,918,539	53,947,868
Weighted average common shares, diluted	53,000,830	54,392,465	52,650,071	54,450,146	50,663,415	54,465,339	49,828,379	53,973,737

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

25.REVENUE RECOGNITION

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures as of the end of the period ended December 31, 2021. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

Management’s Report on Internal Controls Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control system was designed to provide reasonable assurance to its management and the Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. As of December 31,2021, the Company’s management assessed the effectiveness of its internal control over financial reporting using the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2021. In addition, the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by Crowe LLP, an independent registered public accounting firm. The report concerning the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 issued by Crowe LLP, appears in Item 8 of this Annual Report on Form 10-K.

There has been no change in our internal controls over financial reporting during the fourth quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

On March 9, 2022, the Company entered into a revised Change in Control Agreement (the “Agreement”) with Linda H. Simmons, the Company’s Executive Vice President and Chief Financial Officer (the “Executive”).  The Agreement supersedes the previous Change in Control Agreement with the Executive dated June 7, 2017 (the “Previous Agreement”).  Pursuant to the Agreement, upon a change in control the Executive would be entitled to an amount equal to the sum of two (2) times (i) the Executive’s annual base salary in effect immediately prior to the terminating event (or the Executive’s annual base salary in effect immediately prior to the change in control, if higher) and (ii) the Executive’s average annual bonus over the three fiscal years immediately prior to the change in control.  Additionally, the Agreement includes (i) a non-solicit provision whereby the Executive agrees to refrain from soliciting employees and customers for a period of 12 months following the termination of the Executive’s employment with the Company and (ii) a confidential information provision whereby the Executive is prohibited from disclosing the Company’s confidential information. Otherwise, the terms of the Agreement are substantially the same as the Previous Agreement. The foregoing description of the Agreement is modified in its entirety by form of Change in Control Agreement filed as Exhibit 10.28 with this Annual Report on Form 10-K.

Also on March 9, 2022, the Company entered into a revised Change in Control Agreement (the “Agreement”) with H. Scott Sanborn, the Company’s Executive Vice President and Chief Financial Officer (the “Executive”).  The Agreement supersedes the previous Change in Control Agreement with the Executive dated March 30, 2016 (the “Previous Agreement”).  Pursuant to the Agreement, upon a change in control the Executive would be entitled to an amount equal to the sum of two (2) times (i) the Executive’s annual base salary in effect immediately prior to the terminating event (or the Executive’s annual base salary in effect immediately prior to the change in control, if higher) and (ii) the Executive’s average annual bonus over the three fiscal years immediately prior to the change in control.  Additionally, the Agreement includes (i) a non-solicit provision whereby the Executive agrees to refrain from soliciting employees and customers for a period of 12 months following the termination of the Executive’s employment with the Company and (ii) a confidential information provision whereby the Executive is prohibited from disclosing the Company’s confidential information. Otherwise, the terms of the Agreement are substantially the same as the Previous Agreement. The foregoing description of the Agreement is modified in its entirety by form of Change in Control Agreement filed as Exhibit 10.29 with this Annual Report on Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required herein is incorporated by reference from the Company’s proxy statement relating to its May 18, 2022 Annual Meeting of Shareholders (the “Definitive Proxy Statement”) that will be filed with the Commission within 120 days following the fiscal year end December 31, 2021 under the headings of “Board of Director Information,” “Executive Officer Information,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2021 about the securities authorized for issuance under the Equity Plans. The Company’s shareholders previously approved the plans and all amendments are subject to shareholder approval. The Company has no other equity compensation plans that have not been approved by shareholders.

	Number of		Number of
	Securities		Securities
	to Be Issued Upon		Remaining
	Exercise of	Weighted Average	Available for
	Outstanding	Exercise Price of	Future Issuance
	Options,	Outstanding	(Excluding
	Warrants,	Options, Warrants	Securities in
	and Rights	and Rights	Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by shareholders (1)	2,043,563	$9.85	$3,874,335	(2)
Equity compensation plans not approved by shareholders	—	—	—
Total	2,043,563	$9.85	$3,874,335

(1) Consists of the Company's 2017 Stock Option and Incentive Plan and the 2020 Equity Incentive Plan. For additional information, see Note 17 to the Consolidated Financial Statements.
(2) Shares available for issuance under the 2020 Equity Plan. The Company will only award shares under the 2020 Equity Plan.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

The following exhibits are included in this Annual Report on Form 10-K for the year ended December 31, 2021 (and are numbered in accordance with Item 601 of Regulation S-K):

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
10.21+

Form of Restricted Stock Award Agreement under the HarborOne Bancorp, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Form S-8 filed with the Securities and Exchange Commission on October 5, 2020)

10.22+

Form of Non-Qualified Stock Option Award Agreement for Non-Employee Directors under the HarborOne Bancorp, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Form S-8 filed with the Securities and Exchange Commission on October 5, 2020)

10.23+

Form of Non-Qualified Stock Option Award Agreement for Employees under the HarborOne Bancorp, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Form S-8 filed with the Securities and Exchange Commission on October 5, 2020)

10.24+

Form of Incentive Stock Option Agreement under the HarborOne Bancorp, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Form S-8 filed with the Securities and Exchange Commission on October 5, 2020)

10.25+

Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the HarborOne Bancorp, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to Form S-8 filed with the Securities and Exchange Commission on October 5, 2020)

10.26+

Form of Restricted Stock Unit Award Agreement for Employees under the HarborOne Bancorp, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to Form S-8 filed with the Securities and Exchange Commission on October 5, 2020)

10.27+

Form of Performance Restricted Stock Unit Award Agreement for Employees under the HarborOne Bancorp, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.27 to Form 10-K filed with the Securities and Exchange Commission on March 12, 2021)

10.28*	Change in Control Agreement dated March 9, 2022 between HarborOne Bancorp, Inc. and Linda H. Simmons
10.29*	Change in Control Agreement dated March 9, 2022 between HarborOne Bancorp, Inc. and H. Scott Sanborn
21*	Subsidiaries of the Registrant
23.1*	Consent of Crowe LLP
23.2*	Consent of Wolf & Co., P.C.
31.1*	Certification of Chief Executive Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act
31.2*	Certification of Chief Financial Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2021 and 2020, (ii) the Consolidated Statements of Income for the years ended December 31, 2021 and 2020, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2021 and 2020, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2021 and 2020, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020, and (vi) the Notes to the Consolidated Financial Statements.

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

HarborOne Bancorp, Inc.

Date:	March 10, 2022	By:	/s/ James W. Blake
James W. Blake
Chief Executive Officer and Director
(Principal Executive Officer)
Date: March 10, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ James W. Blake	By:	/s/ Linda H. Simmons
	James W. Blake		Linda H. Simmons
	Chief Executive Officer and Director		Executive Vice President and Chief Financial Officer
	(Principal Executive Officer)		(Principal Accounting and Financial Officer)
	Date: March 10, 2022		Date: March 10, 2022

By:	/s/ Joseph F. Barry	By:	/s/ Timothy R. Lynch
	Joseph F. Barry,		Timothy R. Lynch,
	Director		Director
	Date: March 10, 2022		Date: March 10, 2022

By:	/s/ Mandy Lee Berman	By:	/s/ William A. Payne
	Mandy Lee Berman,		William A. Payne,
	Director		Director
	Date: March 10, 2022		Date: March 10, 2022

By:	/s/ Joseph F. Casey	By:	/s/ Andreana Santangelo
	Joseph F. Casey		Andreana Santangelo
	President, Chief Operating Officer and Director		Director
	Date: March 10, 2022		Date: March 10, 2022

By:	/s/ David P. Frenette, Esq.	By:	/s/ Michael J. Sullivan, Esq.
	David P. Frenette, Esq.,		Michael J. Sullivan, Esq.
	Director		Chairman and Director
	Date: March 10, 2022		Date: March 10, 2022

By:	/s/ Gordon Jezard	By:	/s/ Damian W. Wilmot, Esq.
	Gordon Jezard,		Damian W. Wilmot, Esq.
	Director		Director
	Date: March 10, 2022		Date: March 10, 2022

By:	/s/ Barry R. Koretz
Barry R. Koretz,
Director
Date: March 10, 2022