Form 10-Q
period 2022-03-31
HarborOne Bancorp, Inc.
filed 2022-05-10
CIK 1769617

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 2, 2022, there were 51,257,696 shares of the Registrant’s common stock, par value $0.01 per share, outstanding

HarborOne Bancorp, Inc.

Consolidated Balance Sheets (unaudited)

	March 31,	December 31,
(in thousands, except share data)	2022	2021

Assets
Cash and due from banks	$41,862	$35,549
Short-term investments	97,870	159,170
Total cash and cash equivalents	139,732	194,719

Securities available for sale, at fair value	361,529	394,036
Federal Home Loan Bank stock, at cost	5,931	5,931
Asset held for sale	678	881
Loans held for sale, at fair value	25,690	45,642
Loans	3,737,350	3,607,733
Less: Allowance for credit losses on loans	(41,765)	(45,377)
Net loans	3,695,585	3,562,356
Accrued interest receivable	10,989	10,624
Other real estate owned and repossessed assets	—	53
Mortgage servicing rights, at fair value	45,043	38,268
Property and equipment, net	49,926	50,745
Retirement plan annuities	14,281	14,174
Bank-owned life insurance	90,454	89,972
Goodwill	69,802	69,802
Intangible assets	2,930	3,164
Other assets	78,755	73,038
Total assets	$4,591,325	$4,553,405

Liabilities and Stockholders' Equity
Deposits:
Demand deposit accounts	$771,172	$743,051
NOW accounts	310,090	313,733
Regular savings and club accounts	1,218,656	1,138,979
Money market deposit accounts	864,316	858,970
Term certificate accounts	597,746	627,916
Total deposits	3,761,980	3,682,649
Long-term borrowed funds	55,702	55,711
Subordinated debt	34,191	34,159
Mortgagors' escrow accounts	9,485	8,459
Accrued interest payable	584	1,083
Other liabilities and accrued expenses	80,318	92,083
Total liabilities	3,942,260	3,874,144

Commitments and contingencies (Notes 9 and 10)

Common stock, $0.01 par value; 150,000,000 shares authorized; 59,832,421 and 59,087,487 shares issued; 51,257,696 and 52,390,478 shares outstanding at March 31, 2022 and December 31, 2021, respectively	591	585
Additional paid-in capital	477,302	469,934
Retained earnings	332,734	325,699
Treasury stock, at cost, 8,574,725 and 6,693,504 shares at March 31, 2022 and December 31, 2021, respectively	(113,513)	(85,859)
Accumulated other comprehensive (loss) income	(19,047)	(1,637)
Unearned compensation - ESOP	(29,002)	(29,461)
Total stockholders' equity	649,065	679,261
Total liabilities and stockholders' equity	$4,591,325	$4,553,405

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Income (unaudited)

	Three Months Ended March 31,
(in thousands, except share data)	2022	2021

Interest and dividend income:
Interest and fees on loans	$33,576	$33,860
Interest on loans held for sale	264	1,324
Interest on taxable securities	1,701	585
Other interest and dividend income	61	78
Total interest and dividend income	35,602	35,847

Interest expense:
Interest on deposits	1,621	2,720
Interest on FHLB borrowings	188	552
Interest on subordinated debentures	523	523
Total interest expense	2,332	3,795

Net interest and dividend income	33,270	32,052
Provision for credit losses	338	91

Net interest and dividend income, after provision (credit) for loan losses	32,932	31,961

Noninterest income:
Mortgage banking income:
Gain on sale of mortgage loans	5,322	24,802
Changes in mortgage servicing rights fair value	5,285	3,409
Other	2,558	4,515
Total mortgage banking income	13,165	32,726
Deposit account fees	4,472	3,852
Income on retirement plan annuities	107	104
Bank-owned life insurance income	483	493
Other income	834	634
Total noninterest income	19,061	37,809

Noninterest expense:
Compensation and benefits	20,723	27,454
Occupancy and equipment	5,428	5,256
Data processing	2,241	2,343
Loan expenses	478	2,435
Marketing	1,218	813
Deposit expenses	546	440
Postage and printing	419	401
Professional fees	1,539	1,583
Foreclosed and repossessed assets	(34)	23
Deposit insurance	349	320
Other expenses	1,928	1,734
Total noninterest expense	34,835	42,802

Income before income taxes	17,158	26,968

Income tax provision	4,891	7,576

Net income	$12,267	$19,392

Earnings per common share:
Basic	$0.26	$0.37
Diluted	$0.25	$0.37
Weighted average shares outstanding:
Basic	47,836,410	52,537,409
Diluted	48,690,420	53,000,830

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021

Net income	$12,267	$19,392
Other comprehensive income:

Unrealized gain/loss on cash flow hedge:
Unrealized holding gains (losses)	3,789	1,733
Reclassification adjustment for net losses (gains) included in net income	111	112
Net change in unrealized gains (losses) on derivatives in cash flow hedging instruments	3,900	1,845
Related tax effect	(1,096)	(516)
Net-of-tax amount	2,804	1,329

Unrealized gain/loss on securities available for sale:
Unrealized holding (losses) gains	(25,929)	(4,713)
Related tax effect	5,715	1,039
Net-of-tax amount	(20,214)	(3,674)

Total other comprehensive (loss) income	(17,410)	(2,345)

Comprehensive (loss) income	$(5,143)	$17,047

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

						Accumulated
	Common Stock		Additional		Treasury	Other	Unearned	Total
	Outstanding		Paid-in	Retained	Stock,	Comprehensive	Compensation	Stockholders'
(in thousands, except share data)	Shares	Amount	Capital	Earnings	at Cost	Income (Loss)	- ESOP	Equity

Balance at December 31, 2020	57,205,458	$584	$464,176	$277,312	$(16,644)	$2,185	$(31,299)	$696,314

Comprehensive income (loss)	—	—	—	19,392	—	(2,345)	—	17,047
Dividends declared of $0.05 per share	—	—	—	(2,588)	—	—	—	(2,588)
ESOP shares committed to be released (57,681 shares)	—	—	242	—	—	—	459	701
Restricted stock awards granted	188,377	—	—	—	—	—	—	—
Share-based compensation expense	—	—	772	—	—	—	—	772
Stock options exercised	62,840	1	642	—	—	—	—	643
Treasury stock purchased	(1,227,913)	—	—	—	(14,816)	—	—	(14,816)

Balance at March 31, 2021	56,228,762	$585	$465,832	$294,116	$(31,460)	$(160)	$(30,840)	$698,073

Balance at December 31, 2021	52,390,478	$585	$469,934	$325,699	$(85,859)	$(1,637)	$(29,461)	$679,261

Cumulative effect of change in accounting principle - ASC 326	—	—	—	(1,884)	—	—	—	(1,884)
Comprehensive income(loss)	—	—	—	12,267	—	(17,410)	—	(5,143)
Dividends declared of $0.07 per share	—	—	—	(3,348)	—	—	—	(3,348)
ESOP shares committed to be released (57,681 shares)	—	—	387	—	—	—	459	846
Restricted stock awards granted, net of forfeitures	108,997	—	—	—	—	—	—	—
Share-based compensation expense	—	—	971	—	—	—	—	971
Stock options exercised	639,442	6	6,010	—	—	—	—	6,016
Treasury stock purchased	(1,881,221)	—	—	—	(27,654)	—	—	(27,654)

Balance at March 31, 2022	51,257,696	$591	$477,302	$332,734	$(113,513)	$(19,047)	$(29,002)	$649,065

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021

Cash flows from operating activities:
Net income	$12,267	$19,392
Adjustments to reconcile net income to net cash used by operating activities:
Provision for credit losses	429	91
Net amortization of securities premiums/discounts	395	1,201
Proceeds from sale of loans	199,122	696,005
Loans originated for sale	(175,161)	(678,960)
Net (accretion) of net deferred loan costs/fees and premiums	(170)	(393)
Depreciation and amortization of premises and equipment	977	1,325
Change in mortgage servicing rights fair value	(5,285)	(3,409)
Mortgage servicing rights capitalized	(1,490)	(5,697)
Accretion of fair value adjustment on loans and deposits, net	(327)	(1,212)
Amortization of other intangible assets	234	323
Amortization of subordinated debt issuance costs	31	31
Net gains on mortgage loan sales, including fair value adjustments	(4,009)	(18,927)
Bank-owned life insurance income	(483)	(493)
Income on retirement plan annuities	(107)	(104)
Write-down of asset held for sale	203	—
Net (gain) loss on sale and write-down of other real estate owned and repossessed assets	(17)	21
ESOP expense	846	701
Share-based compensation expense	971	772
Decrease in operating lease right-of-use assets	445	—
Decrease in operating lease liabilities	(425)	—
Change in other assets	2,728	(3,128)
Change in other liabilities	(16,515)	3,579
Net cash provided (used) by operating activities	14,659	11,118

Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	17,285	46,956
Purchases	(11,102)	(80,540)
Net redemption of FHLB stock	—	1,166
Participation-in loan purchases	(27,823)	(17,535)
Net loan (originations) payments	(104,059)	51,982
Proceeds from sale of other real estate owned and repossessed assets	119	407
Additions to property and equipment	(158)	(2,375)
Net cash used by investing activities	(125,738)	61

(continued)

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021

Cash flows from financing activities:
Net increase in deposits	79,315	168,230
Net change in short-term borrowed funds	—	(35,000)
Proceeds from other borrowed funds and subordinated debt	—	3,400
Repayment of other borrowed funds	(9)	(20,009)
Net change in mortgagors' escrow accounts	1,026	732
Proceeds from exercise of stock options	6,016	643
Treasury stock purchased	(27,654)	(14,816)
Dividends paid	(2,602)	(1,704)
Net cash provided by financing activities	56,092	101,476

Net change in cash and cash equivalents	(54,987)	112,655

Cash and cash equivalents at beginning of period	194,719	205,870

Cash and cash equivalents at end of period	$139,732	$318,525

Supplemental cash flow information:
Interest paid on deposits	$1,586	$2,723
Interest paid on borrowed funds	1,203	1,597
Income taxes paid, net	2,315	1,779
Transfer of loans to other real estate owned and repossessed assets	48	363
Dividends declared	3,348	2,588

Supplemental disclosure related to adoption of ASU 2016-02, detailed in Note 1:
ROU asset	$—	$23,189
Operating lease liabilities	—	24,370

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The unaudited interim Consolidated Financial Statements of HarborOne Bancorp, Inc. (the “Company”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by the U.S. generally accepted accounting principles (“GAAP”). In the opinion of management, all adjustments and disclosures considered necessary for the fair presentation of the accompanying Consolidated Financial Statements have been included. Interim results are not necessarily reflective of the results of the entire year. The accompanying unaudited interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements for the year ended December 31, 2021 and 2020 and notes thereto included in the Company’s Annual Report on Form 10-K.

The unaudited interim Consolidated Financial Statements include the accounts of the Company; the Company’s subsidiaries, Legion Parkway Company LLC (a security corporation) and HarborOne Bank (the “Bank”); and the Bank’s wholly-owned subsidiaries, which consist of HarborOne Mortgage, LLC (“HarborOne Mortgage”), a passive investment corporation, and one security corporation. The passive investment corporation maintains and manages certain assets of the Bank. The security corporation was established for the purpose of buying, holding and selling securities on its own behalf. All significant intercompany balances and transactions have been eliminated in consolidation.

Certain prior year amounts have been reclassified to conform to the current year financial statement presentation. These changes and reclassifications did not impact previously reported net income or comprehensive income.

Nature of Operations

The Company provides a variety of financial services to individuals and businesses through its 30 full-service branches in Massachusetts and Rhode Island, and commercial lending offices in each of Boston, Massachusetts and Providence, Rhode Island. HarborOne Mortgage maintains 29 offices in Massachusetts, Rhode Island, and New Hampshire and is licensed to lend in seven additional states.

The Company’s primary deposit products are checking, money market, savings, and term certificate of deposit accounts, while its primary lending products are commercial real estate, commercial, residential mortgages, home equity, and consumer loans. The Company also originates, sells and services residential mortgage loans through HarborOne Mortgage.

Risks and Uncertainties

COVID-19 impacted a broad range of industries in which the Company's customers operate and could still impair their ability to fulfill their financial obligations to the Company. COVID-19 case and hospitalization trends have generally improved despite the continued emergence of new variants. Macroeconomic trends are mixed as uncertainty remains about the timing and strength of the economy’s recovery from the impact of the COVID-19 pandemic. The Company could experience adverse effects on its business, financial condition, results of operations and cash flows if there is further escalation of the current geopolitical situation, sustained supply chain disruptions, severe inflation, or if there is a resurgence in the virus.

While asset quality continues to point to economic recovery, the continued uncertainty regarding the COVID-19 pandemic and the related economic effects on credit quality could continue to affect the accounting for credit losses. Although credit quality has not been a severely impacted so far, it is possible that asset quality could worsen, and loan charge-offs could increase as government aid expires or if new variants result in renewed business restrictions.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Summary of Significant Accounting Policies and Recently Adopted Accounting Standards Updates (“ASU”)

Significant accounting policies in effect and disclosed within the Company’s most recent audited consolidated financial statements as of December 31, 2021 remain substantially unchanged with the exception of the accounting policy for credit losses, commonly referred to as “CECL,” as a result of adopting ASU 2016-13, Financial Instruments—Credit Losses (Topic 326) and subsequent related updates (collectively ASU 2016-13) as described below.

ASU 2016-13 was issued in June 2016. ASU 2016-13 requires the measurement of expected lifetime credit losses for financial assets measured at amortized cost, as well as unfunded commitments that are considered off-balance sheet credit exposures at the reporting date. The measurement is based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available for sale debt securities and purchased financial assets with credit deterioration. For available for sale debt securities with unrealized losses, Topic 326 requires credit losses to be recognized as an allowance rather than a reduction in the amortized cost of the securities. As a result, improvements to estimated credit losses are recognized immediately in earnings rather than as interest income over time. ASU 2016-13 provides for a modified retrospective transition, resulting in a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is effective. The Company adopted ASU 2016-13, including the subsequent ASUs issued to clarify Topic 326 (“Topic 326”), on January 1, 2022.

The Company assembled a cross-functional project team that met regularly to address the additional data requirements, to determine the approach for implementation and to identify new internal controls over accounting processes for estimating the allowance for credit losses (“ACL”). This included assessing the adequacy of existing loan and loss data, assessing models for default and loss estimates, conducting limited “trial” runs and analytical reviews through December 31, 2021, and completing independent model validation and documentation of ACL processes and controls in the first quarter of 2022.

In accordance with Topic 326, the Company has updated its ACL accounting policies. Required policy disclosures are provided in Notes 2, 4, and 9.

Upon adoption of Topic 326 on January 1, 2022, the ACL for loans decreased by $1.3 million and the ACL for unfunded commitments increased by $3.9 million, as compared to December 31, 2021. The increases in the ACL on loans and unfunded commitments upon adoption resulted in a one-time cumulative-effect adjustment that decreased retained earnings by $1.9 million, net of deferred tax balances of $737,000.

The Company has not elected to use the CECL transition provision provided by regulatory guidance issued by the Federal Deposit Insurance Corporation (“FDIC”) in March 2020 and as such the full impact of the adoption is reflected in Tier 2 capital ratios. See Note 12 for additional disclosure on regulatory capital.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

ASUs not yet Adopted

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-02, “Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”). ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings (“TDRs”) in Accounting Standards Codification (“ASC”) 310-40, “Receivables - Troubled Debt Restructurings by Creditors” for entities that have adopted the current expected credit loss (“CECL”) model introduced by ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2022-02 also requires that public business entities disclose current-period gross charge-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, “Financial Instruments—Credit Losses—Measured at Amortized Cost”. ASU 2022-02 is effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the effect that ASU 2022-02 will have on its consolidated financial statements and related disclosures.

2.	DEBT SECURITIES

Adoption of Topic 326

Effective January 1, 2022, the Company adopted the provisions of Topic 326 using the modified retrospective method. Therefore, prior period comparative information has not been adjusted and continues to be reported under GAAP in effect prior to the adoption of Topic 326. There was no ACL on available for sale debt securities recognized upon the adoption of Topic 326.

Accounting Policy Updates

Effective January 1, 2022, the Company has modified its accounting policy for the assessment of available for sale debt securities for impairment. The updated policy is detailed below.

The Company has made an accounting policy election to exclude accrued interest from the amortized cost basis of debt securities and reports accrued interest separately in other assets in the Unaudited Consolidated Balance Sheets. The Company also excludes accrued interest from the estimate of credit losses.

A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a debt security placed on nonaccrual is reversed against interest income. There were no debt securities on nonaccrual status and therefore there was no accrued interest related to debt securities reversed against interest income for the three months ended March 31, 2022 and 2021.

For available for sale debt securities in an unrealized loss position, management first assesses whether the Company intends to sell, or if it is likely that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through a provision for credit losses charge to earnings. For debt securities available for sale that do not meet either these criteria, management evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers both quantitative and qualitative factors.

A substantial portion of available for sale debt securities held by the Company are obligations issued by U.S. government agency and U.S. government-sponsored enterprises, including mortgage-backed securities. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies and have a long history of no credit losses. For these securities, management takes into consideration the long history of no credit losses and other factors to assess the risk of nonpayment even if the U.S. government were to default. As such, the Company has utilized a zero loss estimate due to credit for these securities. For available for sale debt securities that are

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

not guaranteed by U.S. government agencies and U.S. government-sponsored enterprises, such as corporate bonds, management utilizes a third-party credit modeling tool based on observable market data, which assists management in identifying any potential credit risk associated with its available for sale debt securities. In addition, qualitative factors are also considered, including the extent to which fair value is less than amortized cost, changes to the credit rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If a credit loss exists based on the results of this assessment, an ACL (contra asset) is recorded, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is considered market-related and is recognized in other comprehensive income, net of taxes.

Changes in the ACL on available for sale debt securities are recorded as provision for (or reversal of) credit losses. Losses are charged against the ACL when management believes the uncollectibility of an available for sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Available for Sale Debt Securities

The amortized cost and fair value with gross unrealized gains and losses, and ACL on securities is as follows:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value

	(in thousands)

March 31, 2022:
Securities available for sale
U.S. government and government-sponsored enterprise obligations	$42,145	$—	$3,926	$—	$38,219
U.S. government agency and government-sponsored residential mortgage-backed securities	341,191	63	25,610	—	315,644
U.S. government-sponsored collateralized mortgage obligations	3,522	1	14	—	3,509
SBA asset-backed securities	3,235	—	78	—	3,157
Corporate bonds	1,000	—	—	—	1,000
Total securities available for sale	$391,093	$64	$29,628	$—	$361,529

The amortized cost and fair value of securities with gross unrealized gains and losses is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)

December 31, 2021:
Securities available for sale
U.S. government and government-sponsored enterprise obligations	$42,148	$—	$883	$41,265
U.S. government agency and government-sponsored residential mortgage-backed securities	347,716	914	3,870	344,760
U.S. government-sponsored collateralized mortgage obligations	3,927	100	—	4,027
SBA asset-backed securities	3,880	104	—	3,984
Total securities available for sale	$397,671	$1,118	$4,753	$394,036

Seventeen mortgage-backed securities with a combined fair value of $13.9 million were pledged as collateral for interest rate swap agreements as of December 31, 2021. There were no securities pledged as collateral for interest rate swap agreements as of March 31, 2022 (see Note 10).

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2022 is as follows:

	Available for Sale
	Amortized	Fair
	Cost	Value

	(in thousands)

After 1 year through 5 years	$—	$—
After 5 years through 10 years	43,145	39,219
Over 10 years	—	—
	43,145	39,219

U.S. government agency and government-sponsored residential mortgage-backed securities	341,191	315,644
U.S. government-sponsored collateralized mortgage obligations	3,522	3,509
SBA asset-backed securities	3,235	3,157

Total	$391,093	$361,529

U.S. government-sponsored residential mortgage-backed securities, collateralized mortgage obligations and securities whose underlying assets are loans from the SBA have stated maturities of three to 29 years; however, it is expected that such securities will have shorter actual lives due to prepayments. U.S. government and government-sponsored enterprise obligations and corporate bonds are callable at the discretion of the issuer. U.S. government and government-sponsored enterprise obligations and corporate bonds with a total fair value of $39.2 million have a final maturity of six to ten years and a call feature of one month to five years. At March 31, 2022 there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholder equity.

There were no sales or calls of securities in the three months ended March 31, 2022 or 2021, respectively.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Information pertaining to securities with gross unrealized losses at March 31, 2022 and December 31, 2021 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months		Twelve Months and Over
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

	(in thousands)

March 31, 2022:
Securities available for sale

U.S. government and government-sponsored enterprise obligations	$3,926	$38,219	$—	$—
U.S. government agency and government-sponsored residential mortgage-backed securities	20,269	252,167	5,341	55,521
U.S. government-sponsored collateralized mortgage obligations	14	1,980	—	—
SBA asset-backed securities	78	3,157	—	—
	$24,287	$295,523	$5,341	$55,521

December 31, 2021:
Securities available for sale

U.S. government and government-sponsored enterprise obligations	$883	$41,265	$—	$—
U.S. government agency and government-sponsored residential mortgage-backed securities	2,835	262,889	1,035	35,552
	$3,718	$304,154	$1,035	$35,552

Management assesses the decline in fair value of investment securities on a regular basis. Unrealized losses on debt securities may occur from current market conditions, increases in interest rates since the time of purchase, a structural change in an investment, volatility of earnings of a specific issuer, or deterioration in credit quality of the issuer. Management evaluates both qualitative and quantitative factors to assess whether an impairment exists. For the accounting policy on the assessment of available for sale debt securities for impairment that was in effect prior to the adoption of Topic 326, see Note 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

As of March 31, 2022, the Company’s security portfolio consisted of 127 debt securities, 114 of which were in an unrealized loss position. The unrealized losses are primarily related to the Company’s mortgage-backed securities and were issued by U.S. government-sponsored entities and agencies.

Management reviewed the collectability of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report, and other information. Management believes the unrealized losses on these debt securities are primarily attributable to changes in the investment spreads and interest rates and not changes in the credit quality of the issuers of the debt securities. Management expects to recover the entire amortized cost basis of these securities. Furthermore, the Company does not intend to sell these securities and it is likely that the Company will not be required to sell these securities before recovery of their cost basis, which may be maturity. Therefore, no allowance for credit losses was recorded at March 31, 2022.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

3.	LOANS HELD FOR SALE

The following table provides the fair value and contractual principal balance outstanding of loans held for sale accounted for under the fair value option:

	March 31,	December 31,
	2022	2021

	(in thousands)

Loans held for sale, fair value	$25,690	$45,642
Loans held for sale, contractual principal outstanding	25,606	44,245
Fair value less unpaid principal balance	$84	$1,397

The Company has elected the fair value option for mortgage loans held for sale to better match changes in fair value of the loans with changes in the fair value of the forward sale commitment contracts used to economically hedge them. Changes in fair value of mortgage loans held for sale accounted for under the fair value option election amounted to a decrease of $1.3 million in the three months ended March 31, 2022 to $84,000, compared to a decrease of $5.9 million in the three months ended March 31, 2021. These amounts are offset in earnings by the changes in fair value of forward sale commitments. The changes in fair value are reported as a component of gain on sale of mortgage loans in the Unaudited Consolidated Statements of Income.

At March 31, 2022 and December 31, 2021, there were no loans held for sale that were greater than 90 days past due.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

4.	LOANS AND ALLOWANCE FOR CREDIT LOSSES

A summary of the balances of loans follows:

	March 31,	December 31,
	2022	2021

	(in thousands)

Residential real estate:
One- to four-family	$1,071,101	$1,047,819
Second mortgages and equity lines of credit	140,376	136,853
Residential real estate construction	41,443	33,308
Total residential real estate loans	1,252,920	1,217,980

Commercial:
Commercial real estate	1,816,484	1,699,877
Commercial construction	154,059	136,563
Commercial and industrial	410,787	421,608
Total commercial loans	2,381,330	2,258,048

Consumer loans:
Auto	96,470	124,354
Personal	6,630	7,351
Total consumer loans	103,100	131,705

Total loans	3,737,350	3,607,733
Allowance for loan losses	(41,765)	(45,377)
Loans, net	$3,695,585	$3,562,356

The net unamortized deferred loan origination fees and costs included in total loans and leases were $4.7 million and $4.4 million as of March 31, 2022 and December 31, 2021, respectively.

As of March 31, 2022 and December 31, 2021, the commercial and industrial loans include $13.6 million and $27.0 million, respectively, of U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans and $462,000 and $949,000, respectively, of deferred fees on the PPP loans. PPP loans are fully guaranteed by the U.S. government.

The Company has transferred a portion of its originated commercial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying unaudited interim Consolidated Balance Sheets. The Company and participating lenders share ratably in cash flows and any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At March 31, 2022 and December 31, 2021, the Company was servicing commercial loans for participants in the aggregate amount of $306.1 million and $288.9 million, respectively.

Adoption of Topic 326

Effective January 1, 2022, the Company adopted the provisions of Topic 326 using the modified retrospective method. Therefore, prior period comparative information has not been adjusted and continues to be reported under GAAP in effect prior to the adoption of Topic 326. As a result of adopting Topic 326, the Company decreased the ACL on loans by $1.3 million on January 1, 2022.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Accounting Policy Updates

Effective January 1, 2022, the Company has modified its accounting policy for the ACL on loans as described below.

The Company has made an accounting policy election to exclude accrued interest from the amortized cost basis of loans and reports accrued interest separately in other assets in the Unaudited Consolidated Balance Sheets. The Company also excludes accrued interest from the estimate of credit losses. Accrued interest receivable on loans totaled $10.0 million and $9.6 million, respectively, as of March 31, 2022 and December 31, 2021.

The ACL on loans is management’s estimate of expected credit losses over the expected life of the loans at the reporting date. The ACL on loans is increased through a provision for credit losses recognized in the Unaudited Consolidated Statements of Income and by recoveries of amounts previously charged off. The ACL on loans is reduced by charge-offs on loans. Loan charge-offs are recognized when management believes the collectability of the principal balance outstanding is unlikely. Full or partial charge-offs on collateral-dependent individually analyzed loans are generally recognized when the collateral is deemed to be insufficient to support the carrying value of the loan.

The level of the ACL on loans is based on management’s ongoing review of all relevant information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the calculation of loss given default and the estimation of expected credit losses. As discussed further below, adjustments to historical information are made for differences in specific risk characteristics, such as differences in underwriting standards, portfolio mix, delinquency level, or term, as well as for changes in environmental conditions, that may not be reflected in historical loss rates.

Management employs a process and methodology to estimate the ACL on loans that evaluates both quantitative and qualitative factors. The methodology for evaluating quantitative factors consists of two basic components. The first component involves pooling loans into portfolio segments for loans that share similar risk characteristics. Pooled loan portfolio segments include commercial real estate, commercial and industrial, commercial construction, residential real estate (including homeowner construction), home equity and other consumer loans. The second component involves individually analyzed loans that do not share similar risk characteristics with loans that are pooled into portfolio segments. Individually analyzed loans include nonaccrual loans, loans classified as troubled debt restructured loans (“TDR”) and certain other loans based on the underlying risk characteristics and the discretion of management to individually analyze such loans.

For loans that are individually analyzed, the ACL is measured using a discounted cash flow (“DCF”) methodology based upon the loan’s contractual effective interest rate, or at the loan’s observable market price, or, if the loan is collateral-dependent, at the fair value of the collateral. Factors management considers when measuring the extent of expected credit loss include payment status, collateral value, borrower financial condition, guarantor support and the probability of collecting scheduled principal and interest payments when due. For collateral-dependent loans for which repayment is to be provided substantially through the sale of the collateral, management adjusts the fair value for estimated costs to sell. For collateral-dependent loans for which repayment is to be provided substantially through the operation of the collateral, such as accruing TDRs, estimated costs to sell are not incorporated into the measurement. Management may also adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of circumstances associated with the collateral.

For pooled loans, the Company utilizes a DCF methodology to estimate credit losses over the expected life of the loan. The life of the loan excludes expected extensions, renewal and modifications, unless: (1) the extension or renewal options are included in the original or modified contract terms and not unconditionally cancellable by the Company; or (2) management reasonably expects at the reporting date that a troubled debt restructuring will be executed with an individual borrower. The methodology incorporates the probability of default and loss given default, which are identified by default

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

triggers such as past due by 90 or more days, whether a charge-off has occurred, the loan is nonaccrual, the loan has been modified in a troubled debt restructuring or the loan is risk-rated as special mention, substandard, or doubtful. The probability of default for the life of the loan is determined by the use of an econometric factor. Management utilizes the national unemployment rate as an econometric factor with a one-year forecast period and one-year straight-line reversion period to the historical mean of its macroeconomic assumption in order to estimate the probability of default for each loan portfolio segment. Utilizing a third-party regression model, the forecasted national unemployment rate is correlated with the probability of default for each loan portfolio segment. The DCF methodology combines the probability of default, the loss given default, maturity date and prepayment speeds to estimate a reserve for each loan. The sum of all the loan level reserves are aggregated for each portfolio segment and a loss rate factor is derived.

Quantitative loss factors are also supplemented by certain qualitative risk factors reflecting management’s view of how losses may vary from those represented by quantitative loss rates. These qualitative risk factors include: (1) changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses; (2) changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments; (3) changes in the nature of the portfolio and in the volume of past due loans; (4) changes in the experience, ability, and depth of lending management and other relevant staff; (5) changes in the quality of the loan review system; (6) changes in the value of underlying collateral for collateral-dependent loans; (7) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and (8) the effect of other external factors such as legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio. Qualitative loss factors are applied to each portfolio segment and determined based on the risk characteristics of each segment.

Because the methodology is based upon historical experience and trends, current economic data, reasonable and supportable forecasts, as well as management’s judgment, factors may arise that result in different estimations. Deteriorating conditions or assumptions could lead to further increases in the ACL on loans. In addition, various regulatory agencies periodically review the ACL on loans. Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examination. The ACL on loans is an estimate, and ultimate losses may vary from management’s estimate.

The following table presents the activity in the ACL on loans for the three months ended March 31, 2022:

		Second Mortgages	Residential
	One- to Four-	and Equity	Real Estate	Commercial	Commercial	Commercial
	Family	Lines of Credit	Construction	Real Estate	Construction	and Industrial	Consumer	Unallocated	Total

	(in thousands)

Balance at December 31, 2021	$3,631	$420	$69	$33,242	$2,010	$4,638	$367	$1,000	$45,377

Adoption of Topic 326	5,198	391	185	(10,194)	1,698	2,288	123	(1,000)	(1,311)
Charge-offs	—	—	—	(2,786)	—	(40)	(20)	—	(2,846)
Recoveries	—	12	—	—	—	67	37	—	116
Provision	55	10	60	(131)	502	(4)	(63)	—	429
Balance at March 31, 2022	$8,884	$833	$314	$20,131	$4,210	$6,949	$444	$—	$41,765

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

For the accounting policy on the allowance for loan losses that was in effect prior to the adoption of Topic 326, see Note 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

The following is the activity in the allowance for loan losses for the three months ended March 31, 2021:

		Second Mortgages	Residential
	One- to Four-	and Equity	Real Estate	Commercial	Commercial	Commercial
	Family	Lines of Credit	Construction	Real Estate	Construction	and Industrial	Consumer	Unallocated	Total

	(in thousands)

Balance at December 31, 2020	$6,168	$1,054	$197	$34,765	$1,955	$5,311	$2,475	$3,470	$55,395

Provision for loan losses	(58)	(163)	—	218	282	1,494	(412)	(1,270)	91
Charge-offs	—	—	—	—	—	(185)	(55)	—	(240)
Recoveries	26	45	—	4	—	7	56	—	138
Balance at March 31, 2021	$6,136	$936	$197	$34,987	$2,237	$6,627	$2,064	$2,200	$55,384

Effective January 1, 2022, individually analyzed loans include nonaccrual loans, loans classified as TDRs, and certain other loans based on the underlying risk characteristics and the discretion of management to individually analyze such loans. As of March 31, 2022, the carrying value of individually analyzed loans amounted to $35.3 million, with a related allowance of $3.8 million, and $25.8 million were considered collateral dependent

For collateral-dependent loans where management has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and repayment of the loan is to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date.

The following table presents the carrying value of collateral-dependent individually analyzed loans as of March 31, 2022:

		Related
	Carrying Value	Allowance

	(in thousands)

Commercial:
Commercial real estate	$10,752	$3,142
Commercial and industrial	3,759	18
Commercial construction	—	—
Total Commercial	14,511	3,160
Residential real estate	11,264	332
Total	$25,775	$3,492

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Prior to January 1, 2022, a loan was considered impaired when, based on current information and events, it was probable that Company would not be able to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans included nonaccrual loans and loans restructured in a troubled debt restructuring. The Company identified loss allocations for impaired loans on an individual loan basis. The following is a summary of impaired loans.

	Residential	Commercial	Commercial	Commercial
	Real Estate	Real Estate	Construction	and Industrial	Consumer	Unallocated	Total

	(in thousands)

December 31, 2021:
Loans:
Impaired loans	$23,110	$20,203	$—	$4,182	$—		$47,495
Non-impaired loans	1,194,870	1,679,674	136,563	417,426	131,705		3,560,238
Total loans	$1,217,980	$1,699,877	$136,563	$421,608	$131,705		$3,607,733
Allowance for loan losses:
Impaired loans	$650	$7,275	$—	$21	$—	$—	$7,946
Non-impaired loans	3,470	25,967	2,010	4,617	367	1,000	37,431
Total allowance for loan losses	$4,120	$33,242	$2,010	$4,638	$367	$1,000	$45,377

The following information pertains to impaired loans:

	December 31, 2021
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance

	(in thousands)

Impaired loans without a specific reserve:
Residential real estate	$14,115	$15,335	$—
Commercial real estate	2,641	2,692	—
Commercial construction	—	—	—
Commercial and industrial	1,389	3,396	—
Total	18,145	21,423	—

Impaired loans with a specific reserve:
Residential real estate	8,995	9,791	650
Commercial real estate	17,562	24,847	7,275
Commercial construction	—	—	—
Commercial and industrial	2,793	3,596	21
Total	29,350	38,234	7,946

Total impaired loans	$47,495	$59,657	$7,946

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

	Three Months Ended March 31, 2021
			Interest
	Average	Interest	Income
	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis

	(in thousands)

Residential real estate	$23,209	$296	$105
Commercial real estate	12,508	2	2
Commercial construction	—	—	—
Commercial and industrial	8,715	120	120
Total	$44,432	$418	$227

Interest income recognized and interest income recognized on a cash basis in the tables above represent interest income for the three months ended March 31, 2021, not for the time period designated as impaired. No additional funds are committed to be advanced in connection with impaired loans.

The following is a summary of past due and non-accrual loans at March 31, 2022 and December 31, 2021:

			90 Days
	30-59 Days	60-89 Days	or More	Total	Loans on
	Past Due	Past Due	Past Due	Past Due	Non-accrual

	(in thousands)

March 31, 2022
Residential real estate:
One- to four-family	$5,200	$1,198	$6,578	$12,976	$11,036
Second mortgages and equity lines of credit	96	29	292	417	471
Commercial real estate	293	—	2,153	2,446	10,752
Commercial construction	—	—	—	—	—
Commercial and industrial	221	—	3,279	3,500	3,759
Consumer:
Auto	528	58	88	674	97
Personal	63	4	—	67	—
Total	$6,401	$1,289	$12,390	$20,080	$26,115

December 31, 2021
Residential real estate:
One- to four-family	$5,578	$2,901	$3,777	$12,256	$11,210
Second mortgages and equity lines of credit	202	—	336	538	600
Commercial real estate	149	—	11,334	11,483	20,053
Commercial construction	—	—	—	—	—
Commercial and industrial	616	1	3,277	3,894	4,114
Consumer:
Auto	747	162	140	1,049	144
Personal	67	-	12	79	12
Total	$7,359	$3,064	$18,876	$29,299	$36,133

At March 31, 2022 and December 31, 2021, there were no loans past due 90 days or more and still accruing.

There were no material TDR loan modifications for the three months ended March 31, 2022 and 2021.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The recorded investment in TDRs was $10.1 million and $11.0 million at March 31, 2022 and December 31, 2021, respectively. Commercial TDRs totaled $381,000 and $408,000 at March 31, 2022 and December 31, 2021, respectively. The remainder of the TDRs outstanding at the end of these periods were residential loans. Non-accrual TDRs totaled $1.0 million at both March 31, 2022 and December 31, 2021. Of these loans, $180,000 and $190,000 were non-accrual commercial TDRs at March 31, 2022 and December 31, 2021, respectively.

All TDR loans are considered impaired and management performs a DCF calculation to determine the amount of impairment reserve required on each loan. TDR loans which subsequently default are reviewed to determine if the loan should be deemed collateral dependent. In either case, any reserve required is recorded as part of the allowance for loan losses.

During the three months ended March 31, 2022 and 2021, there were no payment defaults on TDRs.

Credit Quality Indicators

Commercial

The Company uses a ten-grade internal loan rating system for commercial real estate, commercial construction and commercial loans, as follows:

Loans rated 1 – 6 are considered “pass”-rated loans with low to average risk.

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

Residential and Consumer

On a monthly basis, the Company reviews the residential construction, residential real estate and consumer installment portfolios for credit quality primarily through the use of delinquency reports.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table summarizes the Company’s loan portfolio by credit quality indicator and loan portfolio segment as of March 31, 2022:

								Revolving Loans
	Term Loans at Amortized Cost by Origination Year						Revolving Loans	Converted to
	2022	2021	2020	2019	2018	Prior	Amortized Cost	Term Loans	Total

	(in thousands)

As of March 31, 2022

Commercial real estate
Pass	$192,069	$429,577	$290,018	$276,086	$146,131	$438,246	$—	$—	$1,772,127
Special mention	—	—	—	—	22,597	11,008	—	—	33,605
Substandard	—	—	—	—	—	10,752	—	—	10,752
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate	192,069	429,577	290,018	276,086	168,728	460,006	—	—	1,816,484

Commercial and industrial
Pass	7,607	105,056	79,875	32,903	41,620	62,672	77,216	—	406,949
Special mention	—	—	—	—	63	16	—	—	79
Substandard	—	—	—	—	2	347	—	—	349
Doubtful	—	—	2	—	—	3,358	50	—	3,410
Total commercial and industrial	7,607	105,056	79,877	32,903	41,685	66,393	77,266	—	410,787

Commercial construction
Pass	4,374	89,884	31,690	22,581	182	5,348	—	—	154,059
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction	4,374	89,884	31,690	22,581	182	5,348	—	—	154,059

Residential real estate
Accrual	76,008	469,660	224,941	44,138	29,244	267,339	128,371	1,712	1,241,413
Nonaccrual	—	—	—	146	1,242	9,929	190	—	11,507
Total residential real estate	76,008	469,660	224,941	44,284	30,486	277,268	128,561	1,712	1,252,920

Consumer
Accrual	1,746	5,029	3,120	65,486	18,908	7,712	1,002	—	103,003
Nonaccrual	—	—	—	33	23	41	—	—	97
Total Consumer	1,746	5,029	3,120	65,519	18,931	7,753	1,002	—	103,100

Total Loans	$281,804	$1,099,206	$629,646	$441,373	$260,012	$816,768	$206,829	$1,712	$3,737,350

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents the Company’s loans by risk rating at December 31, 2021:

	December 31, 2021
	Commercial	Commercial	Commercial
	Real Estate	Construction	and Industrial

	(in thousands)

Loans rated 1 - 6	$1,645,871	$136,563	$417,408
Loans rated 7	33,953	—	85
Loans rated 8	20,053	—	694
Loans rated 9	—	—	3,421
Loans rated 10	—	—	—
	$1,699,877	$136,563	$421,608

The Company adopted CECL using the prospective transition approach for financial assets purchased with credit deterioration (“PCD”) that were previously classified as purchased credit impaired and accounted for under ASC 310-30 Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). In accordance with the standard, the Company did not reassess whether previously recognized purchased credit impaired (“PCI”) loans accounted for under prior accounting guidance met the criteria of a PCD loan as of the date of adoption. PCD loans are initially recorded at fair value along with an ACL determined using the same methodology as originated loans. The sum of the loan’s purchase price and ACL becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the ACL are recorded through provision for credit losses. The amortized cost basis as of March 31, 2022 of the PCD loans was $2.6 million.

Prior to January 1, 2022, ASC 310-30 required the following table that summarizes activity in the accretable yield for PCI loans:

Three Months Ended
March 31, 2021
(in thousands)

Balance at beginning of period	$141
Additions	—
Accretion	(3)
Reclassification from nonaccretable difference	—
Balance at end of period	$138

5.	MORTGAGE LOAN SERVICING

The Company sells residential mortgages to government-sponsored entities and other parties. The Company retains no beneficial interests in these loans, but may retain the servicing rights of the loans sold. Mortgage loans serviced for others are not included in the accompanying unaudited interim Consolidated Balance Sheets. The risks inherent in mortgage servicing rights (“MSRs”) relate primarily to changes in prepayments that primarily result from shifts in mortgage interest rates. The unpaid principal balance of mortgage loans serviced for others was $3.66 billion and $3.65 billion as of March 31, 2022 and December 31, 2021, respectively.

The Company accounts for MSRs at fair value. The Company obtains and reviews valuations from independent third parties to determine the fair value of MSRs. Key assumptions used in the estimation of fair value

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

include prepayment speeds, discount rates, and default rates. At March 31, 2022 and December 31, 2021, the following weighted average assumptions were used in the calculation of fair value of MSRs:

	March 31,	December 31,
	2022	2021
Prepayment speed	7.60%	9.40%
Discount rate	9.20	9.20
Default rate	1.55	1.64

The following summarizes changes to MSRs for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021

	(in thousands)

Balance, beginning of period	$38,268	$24,833
Additions	1,490	5,697
Changes in fair value due to:
Reductions from loans paid off during the period	(833)	(1,599)
Changes in valuation inputs or assumptions	6,118	5,008
Balance, end of period	$45,043	$33,939

Contractually specified servicing fees, net of subservicing expense, included in other mortgage banking income amounted to $1.9 million for the three months ended March 30, 2022 and $1.7 million for the three months ended March 31, 2021.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

As of March 31, 2022 the Company had $69.8 million in goodwill, of which $59.0 million was allocated to the HarborOne Bank reporting unit and $10.8 million was allocated to the HarborOne Mortgage reporting unit. The Company typically performs its goodwill impairment test during the fourth quarter of the year, unless certain indicators suggest earlier testing to be warranted. Other intangible assets were $2.9 million and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company determined that there was no triggering event that warranted an interim impairment test at March 31, 2022.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

7.	DEPOSITS

A summary of deposit balances, by type, is as follows:

	March 31,	December 31,
	2022	2021

	(in thousands)

NOW and demand deposit accounts	$1,081,262	$1,056,784
Regular savings and club accounts	1,218,656	1,138,979
Money market deposit accounts	864,316	858,970
Total non-certificate accounts	3,164,234	3,054,733

Term certificate accounts greater than $250,000	100,135	108,426
Term certificate accounts less than or equal to $250,000	397,611	419,490
Brokered deposits	100,000	100,000
Total certificate accounts	597,746	627,916
Total deposits	$3,761,980	$3,682,649

The Company has established a relationship to participate in a reciprocal deposit program with other financial institutions. The reciprocal deposit program provides access to FDIC-insured deposit products in aggregate amounts exceeding the current limits for depositors. At March 31, 2022 and December 31, 2021, total reciprocal deposits were $29.7 million and $43.8 million, respectively, consisting primarily of money market accounts.

A summary of certificate accounts by maturity at March 31, 2022 is as follows:

		Weighted
		Average
	Amount	Rate

	(dollars in thousands)

Within 1 year	$494,039	0.42%
Over 1 year to 2 years	64,400	0.76
Over 2 years to 3 years	19,487	1.01
Over 3 years to 4 years	16,856	0.81
Over 4 years to 5 years	3,177	0.70
Total certificate deposits	597,959	0.49%
Less unaccreted acquisition discount	(213)
Total certificate deposits, net	$597,746

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

8.BORROWINGS

Borrowed funds at March 31, 2022 and December 31, 2021 consist of Federal Home Loan Bank (“FHLB”) advances. There were no short-term advances at March 31, 2022 and December 31, 2021. Long-term advances are summarized by maturity date below.

	March 31, 2022			December 31, 2021
	Amount by		Weighted	Amount by		Weighted
	Scheduled	Amount by	Average	Scheduled	Amount by	Average
	Maturity*	Call Date (1)	Rate (2)	Maturity*	Call Date (1)	Rate (2)

	(dollars in thousands)

Year ending December 31:
2022	$—	$40,000	—%	$—	40,000	—%
2023	184	184	1.45	185	185	1.46
2024	13,400	13,400	1.39	13,400	13,400	1.39
2025	40,987	987	1.32	40,987	987	1.32
2026	—	—	—	—	—	—
2027 and thereafter	1,131	1,131	2.00	1,139	1,139	2.00
	$55,702	$55,702	1.35%	$55,711	$55,711	1.35%

* Includes an amortizing advance requiring monthly principal and interest payments.

(1) Callable FHLB advances are shown in the respective periods assuming that the callable debt is redeemed at the call date, while all other advances are shown in the periods corresponding to their scheduled maturity date.

(2) Weighted average rates are based on scheduled maturity dates.

The FHLB advances are secured by a blanket security agreement which requires the Bank to maintain certain qualifying assets as collateral, principally residential mortgage loans and certain multi-family and commercial real estate loans held in the Bank’s portfolio. The carrying value of the loans pledged as collateral for these borrowings totaled $1.15 billion at March 31, 2022 and $1.22 billion at December 31, 2021. As of March 31, 2022, the Company had $818.4 million of available borrowing capacity with the FHLB.

The Company also has additional borrowing capacity under a $25.0 million unsecured federal funds line with a correspondent bank and a secured line of credit with the Federal Reserve Bank of Boston (“FRBB”) secured by 72% of the carrying value of indirect auto and commercial loans with principal balances amounting to $100.1 million and $101.4 million at March 31, 2022 and December 31, 2021, respectively. No amounts were outstanding under either line at March 31, 2022 or December 31, 2021.

On August 30, 2018, the Company issued $35.0 million in fixed-to-floating rate subordinated notes due 2028 (the “Notes”) in a private placement transaction to institutional accredited investors. The Notes bear interest at annual fixed rate of 5.625% until September 1, 2023 at which time the interest rate resets quarterly to an interest rate per annum equal to the three–month LIBOR plus 278 basis points. Interest is payable semi-annually on March 1 and September 1 each year through September 1, 2023 and quarterly thereafter. The Notes can be redeemed partially or in whole, prior to the maturity date beginning September 1, 2023 and on any scheduled interest payment date thereafter, at par. The Notes are carried on the Consolidated Balance Sheets net of unamortized issuance costs of $809,000 and $841,000 at March 31, 2022 and December 31, 2021, respectively.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

9.	OTHER COMMITMENTS AND CONTINGENCIES

Adoption of Topic 326

As disclosed in Note 2, Topic 326 requires the measurement of expected lifetime credit losses for unfunded commitments that are considered off-balance sheet credit exposures. The Company adopted the provisions of Topic 326 effective January 1, 2022 using the modified retrospective method. Therefore, the prior period comparative information has not been adjusted and continues to be reported under GAAP in effect prior to the adoption of Topic 326. As a result of adopting Topic 326, the Company recognized an increase in the ACL on unfunded commitments of $3.9 million on January 1, 2022.

Effective January 1, 2022, the Company has modified its accounting policy for the ACL on unfunded commitments. The updated policy is detailed below.

The ACL on unfunded commitments is management’s estimate of expected credit losses over the expected contractual term (or life) in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. For each portfolio, estimated loss rates and funding factors are applied to the corresponding balance of unfunded commitments. For each portfolio, the estimated loss rates applied to unfunded commitments are the same quantitative and qualitative loss rates applied to the corresponding on-balance sheet amounts in determining the ACL on loans. The estimated funding factor applied to unfunded commitments represents the likelihood that the funding will occur and is based upon the Company’s average historical utilization rate for each portfolio.

The ACL on unfunded commitments is included in other liabilities in the Unaudited Consolidated Balance Sheets. The ACL on unfunded commitments is adjusted through a provision for credit losses recognized in the Unaudited Consolidated Statements of Income.

The ACL on unfunded commitments amounted to $3.9 million at March 31, 2022. The activity in the ACL on unfunded commitments for the three months ended March 31, 2022 is presented below:

	Residential	Commercial	Commercial	Commercial
	Real Estate	Real Estate	Construction	and Industrial	Consumer	Total

	(in thousands)

Balance at December 31, 2021	$—	$—	$—	$—	$—	$—
Adoption of Topic 326	318	380	2,561	658	14	3,931
Provision	21	158	(216)	(54)	—	(91)
	$339	$538	$2,345	$604	$14	$3,840

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following off-balance sheet financial instruments were outstanding at March 31, 2022 and December 31, 2021. The contract amounts represent credit risk.

	March 31,	December 31,
	2022	2021

	(in thousands)

Commitments to grant residential real estate loans-HarborOne Mortgage	$173,468	$142,781
Commitments to grant other loans	62,318	27,029
Unadvanced funds on home equity lines of credit	222,156	211,120
Unadvanced funds on revolving lines of credit	254,966	223,110
Unadvanced funds on construction loans	207,575	194,101

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

Interest Rate Swaps Designated as a Cashflow Hedge

As part of its interest rate risk management strategy, the Company utilizes interest rate swap agreements to help manage its interest rate risk positions. The notional amount of the interest rate swaps do not represent the amount exchanged by the parties. The exchange of cash flows is determined by reference to the notional amounts and the other terms of the interest rate swap agreements. The changes in fair value of derivatives designated as cashflow hedges are recorded in other comprehensive income and subsequently reclassified to earnings when gains or losses are realized.

As of March 31, 2022, the Company had one interest rate swap agreement with a notional amount of $100.0 million that was designated as a cashflow hedge of certificates of deposits. The interest rate swap agreement has an average maturity of 3.02 years, the current weighted average fixed rate paid is 0.67%, the weighted average 3-month LIBOR swap receive rate is 0.23%, and the fair value is $5.6 million. The Company expects approximately $1.2 million related to the cashflow hedge to be reclassified to interest expense, from other comprehensive income, in the next twelve months.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

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

Interest Rate Swaps

The Company enters into interest rate swap agreements that are transacted to meet the financing needs of its commercial customers. Offsetting interest rate swap agreements are simultaneously transacted with a third-party financial institution to effectively eliminate the Company’s interest rate risk associated with the customer swaps. The primary risks associated with these transactions arise from exposure to the ability of the counterparties to meet the terms of the contract. At March 31, 2022, there were no  securities pledged to secure the Company’s liability for the offsetting interest rate swaps (see Note 2). The interest rate swap notional amount is the aggregate notional amount of the customer swap and the offsetting third-party swap. The Company also assess the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determines whether the credit valuation adjustments are significant to the overall valuation of its derivatives. During 2021, a credit valuation adjustment related to an interest rate swap was determined to be significant and required a negative fair value adjustment of $430,000 which was included in other income. During the first quarter of 2022, the interest rate swap was terminated which resulted in a reversal of $329,000 to the negative fair value adjustment recorded in 2021 to a negative fair value adjustment of $101,000 at March 31, 2022.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following tables presents the outstanding notional balances and fair values of outstanding derivative instruments:

		Assets		Liabilities
		Balance		Balance
	Notional	Sheet	Fair	Sheet	Fair
	Amount	Location	Value	Location	Value

	(in thousands)

March 31, 2022:
Derivatives designated as Hedging Instruments
Interest rate swaps	$100,000	Other assets	$5,563	Other liabilities	$—
Derivatives not designated as Hedging Instruments
Derivative loan commitments	$86,845	Other assets	$1,226	Other liabilities	$431
Forward loan sale commitments	86,500	Other assets	1,639	Other liabilities	21
Interest rate swaps	711,265	Other assets	11,405	Other liabilities	11,405
Risk participation agreements	132,010	Other assets	—	Other liabilities	—
Total			$19,833		$11,857

December 31, 2021:
Derivatives designated as Hedging Instruments
Interest rate swaps	$100,000	Other assets	$1,663	Other liabilities	$—
Derivatives not designated as Hedging Instruments
Derivative loan commitments	$86,134	Other assets	$1,527	Other liabilities	$95
Forward loan sale commitments	96,000	Other assets	56	Other liabilities	94
Interest rate swaps	740,235	Other assets	18,874	Other liabilities	19,214
Risk participation agreements	139,109	Other assets	—	Other liabilities	—
Total			$22,120		$19,403

The following table presents the recorded net gains and losses pertaining to the Company’s derivative instruments:

	Three Months Ended March 31,
	2022	2021

	(in thousands)

Derivatives designated as hedging instruments
Gain (loss) in OCI on derivatives (effective portion), net of tax	$2,804	$1,329
Loss reclassified from OCI into interest income or interest expense (effective portion)	$(111)	$(112)

Derivatives not designated as hedging instruments
Changes in fair value of derivative loan commitments
Mortgage banking income	$(637)	$(5,413)
Changes in fair value of forward loan sale commitments
Mortgage banking income	1,655	5,417
Changes in fair value of interest rate swaps
Other income	330	—
Total	$1,348	$4

11.	OPERATING LEASE RIGHT-OF-USE ASSETS AND LIABILITIES

Operating lease right-of-use (“ROU”) assets, included in other assets, were $26.3 million and $26.8 million at March 31, 2022 and December 31, 2021, respectively.

Operating lease liabilities, included in other liabilities and accrued expenses, were $27.9 million and $28.4 million at March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022 and December 31, 2021, there were no leases that had not yet commenced. At March 31, 2022, lease expiration dates ranged from four months to 35.9 years and

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

have a weighted average remaining lease term of 16.7 years. At December 31, 2021, lease expiration dates ranged from 3 months to 36.1 years and had a weighted average remaining lease term of 16.7 years.

Future minimum lease payments under non-cancellable leases and a reconciliation to the amount recorded as operating lease liabilities as of March 31, 2022 were as follows:

March 31, 2022
(in thousands)

2022	$2,313
2023	2,948
2024	2,427
2025	2,269
2026	2,233
Thereafter	21,086
Total lease payments	33,276
Imputed interest	(5,331)
Total present value of operating lease liabilities	$27,945

The weighted-average discount rate and remaining lease term for operating leases were as follows:

	March 31, 2022	December 31, 2021
Weighted-average discount rate	1.96%	1.94%
Weighted-average remaining lease term (years)	16.70	16.77%

Rental expense for operating leases is recognized on a straight-line basis over the lease term and amounted to $845,000 and $682,000, respectively, for the three months ended March 31, 2022 and 2021, respectively. Variable lease components, such as fair market value adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

The following table presents the components of total lease expense:

	Three Months Ended
	March 31, 2022	March 31, 2021

	(in thousands)

Lease Expense:
Operating lease expense	$814	$632
Short-term lease expense	31	41
Variable lease expense	—	9
Total lease expense	$845	$682
Other Information
Cash paid for amounts included in the measurement of lease liabilities-
operating cash flows for operating leases	799	676
Operating Lease - Operating cash flows (Liability reduction)	668	559
Right-of-use assets obtained in exchange for new operating lease liabilities	305	24,707

12.MINIMUM REGULATORY CAPITAL REQUIREMENTS

The Company and Bank are subject to various regulatory capital requirements administered by the Board of Governors of the Federal Reserve System and the FDIC. Failure to meet minimum capital requirements can result in mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s Consolidated Financial Statements.

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

At March 31, 2022, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The capital levels of both the Company and the Bank at March 31, 2022 also exceeded the minimum capital requirements, including the currently applicable capital conservation buffer of 2.5%.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The Company’s and the Bank’s actual regulatory capital ratios as of March 31, 2022 and December 31, 2021 are presented in the table below.

					Minimum Required to be
					Considered "Well Capitalized"
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)

HarborOne Bancorp, Inc.
March 31, 2022
Common equity Tier 1 capital to risk-weighted assets	$596,188	15.3%	$175,099	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	596,188	15.3	233,466	6.0	N/A	N/A
Total capital to risk-weighted assets	676,794	17.4	311,288	8.0	N/A	N/A
Tier 1 capital to average assets	596,188	13.3	178,783	4.0	N/A	N/A

December 31, 2021
Common equity Tier 1 capital to risk-weighted assets	$608,804	16.4%	$167,475	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	608,804	16.4	223,300	6.0	N/A	N/A
Total capital to risk-weighted assets	689,181	18.5	297,733	8.0	N/A	N/A
Tier 1 capital to average assets	608,804	13.6	179,710	4.0	N/A	N/A

HarborOne Bank
March 31, 2022
Common equity Tier 1 capital to risk-weighted assets	$495,084	12.7%	$175,082	4.5%	$252,896	6.5%
Tier 1 capital to risk-weighted assets	495,084	12.7	233,442	6.0	311,256	8.0
Total capital to risk-weighted assets	540,690	13.9	311,256	8.0	389,071	10.0
Tier 1 capital to average assets	495,084	11.3	175,396	4.0	219,245	5.0

December 31, 2021
Common equity Tier 1 capital to risk-weighted assets	$485,239	13.1%	$166,660	4.5%	$240,731	6.5%
Tier 1 capital to risk-weighted assets	485,239	13.1	222,214	6.0	296,285	8.0
Total capital to risk-weighted assets	530,616	14.3	296,285	8.0	370,356	10.0
Tier 1 capital to average assets	485,239	10.9	178,279	4.0	222,849	5.0

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

13.COMPREHENSIVE (LOSS) INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the stockholders’ equity section of the Consolidated Balance Sheets, such items, along with net income, are components of comprehensive income (loss).

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	March 31,	December 31,
	2022	2021

	(in thousands)

Cash flow hedge:
Net unrealized gain (loss)	$5,563	$1,663
Related tax effect	(1,562)	(466)
Total accumulated other comprehensive income (loss)	$4,001	$1,197

Securities available for sale:
Net unrealized (loss) gain	$(29,564)	$(3,635)
Related tax effect	6,516	801
Total accumulated other comprehensive (loss) income	$(23,048)	$(2,834)

The following tables present changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022			2021

	Available	Cash		Available	Cash
	for Sale	Flow		for Sale	Flow
	Securities	Hedge	Total	Securities	Hedge	Total

	(in thousands)

Balance at beginning of period	$(2,834)	$1,197	$(1,637)	$3,198	$(1,013)	$2,185

Other comprehensive (loss) income before reclassifications	(25,929)	3,789	(22,140)	(4,713)	1,733	(2,980)
Amounts reclassified from accumulated other comprehensive income (loss)	—	111	111	—	112	112
Net current period other comprehensive (loss) income	(25,929)	3,900	(22,029)	(4,713)	1,845	(2,868)
Related tax effect	5,715	(1,096)	4,619	1,039	(516)	523
Balance at end of period	$(23,048)	$4,001	$(19,047)	$(476)	$316	$(160)

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

14.	FAIR VALUE OF ASSETS AND LIABILITIES

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

The following methods and assumptions were used by the Company in estimating fair value disclosures:

Debt Securities - Available for sale debt securities are recorded at fair value on a recurring basis. When available, the Company uses quoted market prices to determine the fair value of debt securities; such items are classified as Level 1. There were no Level 1 securities held at March 31, 2022 and December 31, 2021.

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

Debt securities not actively traded whose fair value is determined through the use of cash flows utilizing inputs that are unobservable are classified as Level 3. There were no Level 3 securities held at March 31, 2022 and December 31, 2021.

Loans held for sale - The fair value of mortgage loans held for sale is estimated based on current market prices for similar loans in the secondary market and therefore are classified as Level 2 assets. There were no mortgage loans held for sale 90 days or more past due as of March 31, 2022 and December 31, 2021.

Collateral-Dependent Impaired Loans - The fair value of collateral-dependent loans that are deemed to be impaired is determined based upon the fair value of the underlying collateral. Such collateral primarily consists of real estate and, to a lesser extent, other business assets. For collateral-dependent loans for which repayment is dependent on the sale of the collateral, management adjusts the fair value for estimated costs to sell. For collateral-dependent loans for which repayment is dependent on the operation of the collateral, such as accruing troubled debt restructured loans, estimated costs to sell are not incorporated into the measurement. Management may also adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values resulting from its knowledge of the property. Internal valuations are utilized to determine the fair value of other business assets. Collateral-dependent impaired loans are categorized as Level 3.

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

Deposits and mortgagors’ escrow accounts - The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) and mortgagors’ escrow accounts are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for certificates of deposit are estimated using a DCF calculation that applies market interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Borrowed funds - The fair values of borrowed funds are estimated using DCF analyses based on the current incremental borrowing rates in the market for similar types of borrowing arrangements.

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

Forward loan sale commitments and derivative loan commitments - Forward loan sale commitments and derivative loan commitments are based on fair values of the underlying mortgage loans and the probability of such commitments being exercised. The assumptions for pull-through rates are derived from internal data and adjusted using management judgment. Derivative loan commitments include the value of servicing rights and non-refundable costs of originating the loan based on the Company’s internal cost analysis that is not observable. The weighted average pull-through rate for derivative loan commitments was approximately 93% and 88% at March 31, 2022 and December 31, 2021, respectively.

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

Although the Company has determined that the majority of the inputs used to value its interest rate swaps and risk participation agreements fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with interest rate contracts and risk participation agreements utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of March 31, 2022 and December 31, 2021, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company classified its derivative valuations in their entirety as Level 2.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

				Total
	Level 1	Level 2	Level 3	Fair Value

	(in thousands)

March 31, 2022
Assets

Securities available for sale	$—	$361,529	$—	$361,529
Loans held for sale	—	25,690	—	25,690
Mortgage servicing rights	—	45,043	—	45,043
Derivative loan commitments	—	—	1,226	1,226
Forward loan sale commitments	—	—	1,639	1,639
Interest rate management agreements	—	5,563	—	5,563
Interest rate swaps	—	11,405	—	11,405
	$—	$449,230	$2,865	$452,095
Liabilities

Derivative loan commitments	$—	$—	$431	$431
Forward loan sale commitments	—	—	21	21
Interest rate swaps	—	11,405	—	11,405
	$—	$11,405	$452	$11,857

December 31, 2021
Assets

Securities available for sale	$—	$394,036	$—	$394,036
Loans held for sale	—	45,642	—	45,642
Mortgage servicing rights	—	38,268	—	38,268
Derivative loan commitments	—	—	1,527	1,527
Forward loan sale commitments	—	—	56	56
Interest rate management agreements	—	1,663	—	1,663
Interest rate swaps	—	18,874	—	18,874
	$—	$498,483	$1,583	$500,066
Liabilities

Derivative loan commitments	$—	$—	$95	$95
Forward loan sale commitments	—	—	94	94
Interest rate swaps	—	19,214	—	19,214
	$—	$19,214	$189	$19,403

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The table below presents, for the three months ended March 31, 2022 and 2021, the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis.

	Three Months Ended March 31,
	2022	2021

	(in thousands)

Assets: Derivative and Forward Loan Sale Commitments:

Balance at beginning of period	$1,583	$12,623

Total gains (losses) included in net income (1)	1,281	(2,398)
Balance at end of period	$2,864	$10,225

Changes in unrealized gains relating to instruments at period end	$2,864	$10,225

	Three Months Ended March 31,
	2022	2021

	(in thousands)

Liabilities: Derivative and Forward Loan Sale Commitments:

Balance at beginning of period	$(189)	$(2,545)

Total gains (losses) included in net income (1)	(263)	2,402
Balance at end of period	$(452)	$(143)

Changes in unrealized losses relating to instruments at period end	$(452)	$(143)

(1) Included in mortgage banking income on the Consolidated Statements of Net Income.

Assets Measured at Fair Value on a Non-recurring Basis

The Company may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There were no liabilities measured at fair value on a non-recurring basis at March 31, 2022 and December 31, 2021. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets.

	March 31, 2022			December 31, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

	(in thousands)

Impaired loans:
Residential	$—	$—	$—	$—	$—	$1,125
Commercial real estate	—	—	8,599	—	—	17,562
Commercial and industrial	—	—	—	—	—	2,928
Other real estate owned and repossessed assets	—	—	—	—	—	53
	$—	$—	$8,599	$—	$—	$21,668

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Losses in the following table represent the amount of the fair value adjustments recorded during the period on the carrying value of the assets held at March 31, 2022 and December 31, 2021, respectively. Losses on fully charged off loans are not included in the table.

	Three Months Ended March 31,
	2022	2021

	(in thousands)

Impaired loans
Residential	$—	$8
Commercial real estate	848	—
Commercial and industrial	—	1,355
Other real estate owned and repossessed assets	—	22
	$848	$1,385

The table below presents quantitative information about significant unobservable inputs (Level 3) for assets measured at fair value on a nonrecurring basis at the dates indicated.

	Fair Value
	March 31,		Valuation Technique
	2022	2021

	(in thousands)

Collateral-dependent impaired loans:
Residential	$—	$—	Sales Comparison Approach (1)
Commercial real estate	$5,717	$—	Sales Comparison Approach (1)
Commercial and industrial	$—	$667	Sales Comparison Approach (1)
Real estate owned:
Residential	$—	$—	Sales Comparison Approach (1)

(1) Fair value is generally determined through independent appraisals of the underlying collateral. The Company may also use another source of collateral assessment to determine a reasonable estimate of the fair value of the collateral. Appraisals may be adjusted by management for qualitative factors and estimated liquidation expenses. Unobservable inputs are adjustments for differences between the comparable sales. Residential real estate appraisals are generally discounted 0% - 20%. Commercial real estate loan appraisals are discounted 0% - 50%. Commercial and industrial appraisals are discounted 0-90%.

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

	March 31, 2022
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total

	(in thousands)

Financial assets:
Cash and cash equivalents	$139,732	$139,732	$—	$—	$139,732
Securities available for sale	361,529	—	361,529	—	361,529
Federal Home Loan Bank stock	5,931	N/A	N/A	N/A	N/A
Loans held for sale	25,690	—	25,690	—	25,690
Loans, net	3,695,585	—	—	3,665,763	3,665,763
Retirement plan annuities	14,281	—	—	14,281	14,281
Accrued interest receivable	10,989	—	10,989	—	10,989

Financial liabilities:
Deposits	3,761,980	—	—	3,755,695	3,755,695
Borrowed funds	55,702	—	55,198	—	55,198
Subordinated debt	34,191	—	—	30,096	30,096
Mortgagors' escrow accounts	9,485	—	—	9,485	9,485
Accrued interest payable	584	—	584	—	584

Derivative loan commitments:
Assets	1,226	—	—	1,226	1,226
Liabilities	431	—	—	431	431

Interest rate management agreements:
Assets	5,563	—	5,563	—	5,563
Liabilities	—	—	—	—	—

Interest rate swap agreements:
Assets	11,405	—	11,405	—	11,405
Liabilities	11,405	—	11,405	—	11,405

Forward loan sale commitments:
Assets	1,639	—	—	1,639	1,639
Liabilities	21	—	—	21	21

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

	December 31, 2021
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total

	(in thousands)

Financial assets:
Cash and cash equivalents	$194,719	$194,719	$—	$—	$194,719
Securities available for sale	394,036	—	394,036	—	394,036
Federal Home Loan Bank stock	5,931	N/A	N/A	N/A	N/A
Loans held for sale	45,642	—	45,642	—	45,642
Loans, net	3,562,356	—	—	3,558,934	3,558,934
Retirement plan annuities	14,174	—	—	14,174	14,174
Accrued interest receivable	10,624	—	10,624	—	10,624

Financial liabilities:
Deposits	3,682,649	—	—	3,683,465	3,683,465
Borrowed funds	55,711	—	55,765	—	55,765
Subordinated debt	34,159	—	—	35,790	35,790
Mortgagors' escrow accounts	8,459	—	—	8,459	8,459
Accrued interest payable	1,083	—	1,083	—	1,083

Derivative loan commitments:
Assets	1,527	—	—	1,527	1,527
Liabilities	95	—	—	95	95

Interest rate management agreements:
Assets	1,663	—	1,663	—	1,663
Liabilities	—	—	—	—	—

Interest rate swap agreements:
Assets	18,874	—	18,874	—	18,874
Liabilities	19,214	—	19,214	—	19,214

Forward loan sale commitments:
Assets	56	—	—	56	56
Liabilities	94	—	—	94	94

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

15.	EARNINGS PER SHARE (“EPS”)

Basic EPS represents net income attributable to common shareholders divided by the weighted-average number of common shares outstanding during the period. Non-vested restricted shares that are participating securities are included in the computation of basic EPS. Diluted EPS is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding, plus the effect of potential dilutive common stock equivalents outstanding during the period.

The following table presents earnings per common share.

	Three Months Ended March 31,
	2022	2021

Net income available to common stockholders (in thousands)	$12,267	$19,392

Average number of common shares outstanding	51,400,519	56,332,242
Less: Average unallocated ESOP shares and non-vested restricted shares	(3,564,109)	(3,794,833)
Weighted average number of common shares outstanding used to calculate basic earnings per common share	47,836,410	52,537,409
Dilutive effect of share-based compensation	854,010	463,421
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	48,690,420	53,000,830

Earnings per common share:
Basic	$0.26	$0.37
Diluted	$0.25	$0.37

Stock options for 1,404,121 and 2,043,563 shares of common stock for the three months ended March 31, 2022 and 2021, respectively, were not considered in computing diluted earnings per share because they were antidilutive.

16.	REVENUE RECOGNITION

Revenue from contracts with customers in the scope of ASC Topic 606 is measured based on the consideration specified in the contract with a customer and excludes amounts collected on behalf of third parties. The Company recognizes revenue from contracts with customers when it satisfies its performance obligations.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

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

Information about the reportable segments and reconciliation to the unaudited interim Consolidated Financial Statements at March 31, 2022 and 2021 and for the three months then ended is presented in the tables below.

	Three Months Ended March 31, 2022
	HarborOne	HarborOne
	Bank	Mortgage	Consolidated

	(in thousands)

Net interest and dividend income	$33,424	$350	$33,270
Provision for credit losses	338	—	338
Net interest and dividend income, after provision for credit losses	33,086	350	32,932
Mortgage banking income:
Gain on sale of mortgage loans	—	5,322	5,322
Intersegment gain (loss)	(608)	837	—
Changes in mortgage servicing rights fair value	590	4,695	5,285
Other	233	2,325	2,558
Total mortgage banking income	215	13,179	13,165
Other noninterest income	5,887	9	5,896
Total noninterest income	6,102	13,188	19,061
Noninterest expense	26,825	7,761	34,835
Income before income taxes	12,363	5,777	17,158
Provision for income taxes	3,557	1,541	4,891
Net income	$8,806	$4,236	$12,267

Total assets at period end	$4,621,136	$152,128	$4,591,325
Goodwill at period end	$59,042	$10,760	$69,802

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

	Three Months Ended March 31, 2021

	HarborOne	HarborOne
	Bank	Mortgage	Consolidated

	(in thousands)

Net interest and dividend income	$31,248	$1,250	$32,052
Provision for credit losses	91	—	91
Net interest and dividend income, after provision for credit losses	31,157	1,250	31,961
Mortgage banking income:
Gain on sale of mortgage loans	—	24,802	24,802
Intersegment gain (loss)	(662)	662	—
Changes in mortgage servicing rights fair value	286	3,123	3,409
Other	300	4,215	4,515
Total mortgage banking income (loss)	(76)	32,802	32,726
Other noninterest income (loss)	5,091	(8)	5,083
Total noninterest income	5,015	32,794	37,809
Noninterest expense	24,463	18,057	42,802
Income before income taxes	11,709	15,987	26,968
Provision for income taxes	3,435	4,333	7,576
Net income	$8,274	$11,654	$19,392

Total assets at period end	$4,617,599	$333,814	$4,605,958
Goodwill at period end	$59,042	$10,760	$69,802

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section is intended to assist in the understanding of the financial performance of the Company and its subsidiaries through a discussion of our financial condition at March 31, 2022, and our results of operations for the three months ended March 31, 2022 and 2021. This section should be read in conjunction with the unaudited interim Consolidated Financial Statements and Notes thereto of the Company appearing in Part I, Item 1 of this Form 10-Q.

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

Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. The Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among others, factors referenced herein under the section captioned “Risk Factors”; the ongoing disruptions due to the COVID-19 pandemic; changes in general business and economic conditions on a national basis and in the local markets in which the Company operates; changes in customer behavior due to changing political, business and economic conditions, including concerns about inflation; the possibility that future credit losses, loan defaults and charge-off rates are higher than expected due to changes in economic assumptions or adverse economic developments; turbulence in the capital and debt markets; changes in interest rates; decreases in the value of securities and other assets; decreases in deposit levels necessitating increased borrowing to fund loans and investments; competitive pressures from other financial institutions; operational risks including, but not limited to, cybersecurity incidents, fraud, natural disasters, war, terrorism, civil unrest and future pandemics; changes in accounting standards and practices; the risk that goodwill and intangibles recorded in our financial statements will become impaired; risks related to the implementation of acquisitions, dispositions, and restructurings, including the risk that acquisitions may not produce results at levels or within time frames originally anticipated; the risk that we may not be successful in the implementation of our business strategy; changes in assumptions used in making such forward-looking statements; and the other risks and uncertainties detailed in the Company’s Annual Report on Form 10-K and updated in this Quarterly Reports on Form 10-Q and other filings submitted to the Securities and Exchange Commission. Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in its most recent Annual Report on Form 10-K. Modifications to significant accounting policies made during the year are described in Note 1 to the Consolidated Financial Statements included in Item 1 of this report. The preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) and practices generally applicable to the financial services industry requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

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

Management has identified the Company’s most critical accounting policies as related to:

•Allowance for Credit Losses

•Income Taxes

•Goodwill and Identifiable Intangible Assets

The accounting policies and estimates, including the nature of the estimates and types of assumptions used, are described in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s most recent Form 10-K and pertain to discussion in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report.

COVID-19 Update

While asset quality continues to improve, the continued uncertainty regarding the COVID-19 pandemic and the related economic effects on credit quality could continue to affect the accounting for credit losses. Management continues to evaluate our loan portfolio, particularly the commercial loan portfolio. Management identified five sectors as the most susceptible to increased credit risk as a result of the COVID-19 pandemic: retail, office space, hotels, restaurants, and recreation. The total loan portfolio of the five commercial sectors identified as at risk totaled $835.2 million at March 31, 2022 which represents 35.1% of the commercial loan portfolio. The five currently identified at-risk sectors include $712.7 million in commercial real estate loans, $73.8 million in commercial and industrial loans, and $48.7 million in commercial construction loans. Non-performing loans included in the at-risk sectors amounted to $10.8 million at March 31, 2022 almost all of which was included in the hotels sector.

	At-Risk Sectors as of March 31, 2022
								Percent
						Total		at-risk
						at-risk	Total	sector
	Retail	Office Space	Hotel	Restaurants	Recreation	sectors	loans	to total

	(dollars in thousands)

Commercial real estate	$249,010	$182,041	$251,081	$16,183	$14,351	$712,666	$1,816,484	39.2%
Commercial and industrial	31,811	12,858	3,134	21,786	4,193	73,782	410,787	18.0
Commercial construction	19,076	1,028	9,342	18,575	696	48,717	154,059	31.6
Total	$299,897	$195,927	$263,557	$56,544	$19,240	$835,165	$2,381,330	35.1%

PPP loans, net of fees	$522	$—	$1,252	$1,706	$1,251	$4,731	$13,155	36.0%
Nonaccrual loans	$49	$—	$10,752	$—	$—	$10,801	$26,109	41.4%

Comparison of Financial Condition at March 31, 2022 and December 31, 2021

Total Assets.    Total assets increased $37.9 million, or 0.01%, to $4.59 billion at March 31, 2022 from $4.55 billion at December 31, 2021. The increase primarily reflects an increase of $129.6 million in loans, partially offset by decreases of $55.0 million in cash and cash equivalents and $32.5 million in securities available for sale.

Cash and Cash Equivalents.    Cash and cash equivalents decreased $55.0 million to $139.7 million at March 31, 2022 from $194.7 million at December 31, 2021 and was primarily used to fund loan growth.

Loans Held for Sale.    Loans held for sale at March 31, 2022 were $25.7 million, a decrease of $19.9 million from $45.6 million at December 31, 2021, as rising interest rates on residential mortgage loans dampened loan demand.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Loans, net.    Net loans increased $133.2 million, or 3.7%, to $3.69 billion at March 31, 2022 from $3.56 billion at December 31, 2021. The following table sets forth information concerning the composition of loans:

	March 31,	December 31,	Increase (Decrease)
	2022	2021	Dollars	Percent

	(dollars in thousands)

Residential real estate:
One- to four- family	$1,071,101	$1,047,819	$23,282	2.2%
Second mortgage and equity lines of credit	140,376	136,853	3,523	2.6
Residential construction	41,443	33,308	8,135	24.4
Total residential real estate loans	1,252,920	1,217,980	34,940	2.9
Commercial:
Commercial real estate	1,816,484	1,699,877	116,607	6.9
Commercial construction	154,059	136,563	17,496	12.8
Commercial and industrial	410,787	421,608	(10,821)	(2.6)
Total commercial loans	2,381,330	2,258,048	123,282	5.5

Consumer loans	103,100	131,705	(28,605)	(21.7)

Total loans	3,737,350	3,607,733	129,617	3.6 `
Allowance for loan losses	(41,765)	(45,377)	3,612	8.0
Loans, net	$3,695,585	$3,562,356	$133,229	3.7%

The increase in net loans is primarily due to commercial real estate and residential real estate loan growth. Excluding the change in U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans, commercial and industrial loans increased $2.1 million. The allowance for loan losses was $41.8 million at March 31, 2022 and $45.4 million at December 31, 2021. The Company adopted Accounting Standards Update No. 2016-13, commonly referred to as CECL, on January 1, 2022. The decrease reflects the adoption of the CECL accounting methodology, as well as the impact of net charge-offs in the first quarter of 2022. See additional disclosure in the Asset Quality section under the caption “Allowance for credit losses on loans.”

Securities.    Total investment securities at March 31, 2022 were $361.5 million, a decrease of $32.5 million, or 8.2%, from $394.0 million at December 31, 2021. Securities available for sale were negatively impacted by unrealized losses of $30.0 million as March 31, 2022, as compared to $3.6 million of unrealized losses as of December 31, 2021. During the quarter ended March 31, 2022 we purchased $10.0 million of mortgage-backed securities and $1.0 million of corporate bonds.

Mortgage servicing rights.    Mortgage servicing rights (“MSRs”) are created as a result of our mortgage banking origination activities and accounted for at fair value. At March 31, 2022, we serviced mortgage loans for others with an aggregate outstanding principal balance of $3.66 billion. Total MSRs were $45.0 million at March 31, 2022 and $38.3 million at December 31, 2021.

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

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Deposits.    Deposits increased $79.3 million, or 2.2%, to $3.76 billion at March 31, 2022 from $3.68 billion at December 31, 2021. The following table sets forth information concerning the composition of deposits:

	March 31,	December 31,	Increase (Decrease)
	2022	2021	Dollars	Percent

	(dollars in thousands)

Noninterest-bearing deposits	$771,172	$743,051	$28,121	3.8%
NOW accounts	310,019	313,684	(3,665)	(1.2)
Regular savings	1,218,656	1,138,980	79,676	7.0
Money market accounts	553,168	548,830	4,338	0.8
Term certificate accounts	496,378	527,548	(31,170)	(5.9)
Consumer and business deposits	3,349,393	3,272,093	77,300	2.4
Municipal deposits	312,587	310,556	2,031	0.7
Wholesale deposits	100,000	100,000	—	—
Total deposits	$3,761,980	$3,682,649	$79,331	2.2%

Reciprocal deposits	$29,742	$43,757	$(14,015)	(32.0)%

The growth in deposits was driven by an increase of $77.3 million in consumer and business deposits. Consumer and business deposit growth was primarily a response to marketing and promotions of retail products and customers maintaining liquidity due to market uncertainty. At March 31, 2022, wholesale deposits included brokered deposits of $100.0 million and $9.7 million in certificates of deposits from institutional investors. We participate in a reciprocal deposit program that provides access to FDIC-insured deposit products in aggregate amounts exceeding the current limits for depositors. Total deposits included $29.4 million in reciprocal deposits. The wholesale deposits provide a channel for the Company to seek additional funding outside the Company’s core market.

Stockholders’ equity.  Total stockholders’ equity was $649.1 million at March 31, 2022, compared to $679.3 million at December 31, 2021 and $698.1 million at March 31, 2021. Stockholders’ equity decreased 4.4% when compared to the prior quarter, as earnings were offset by share repurchases and elevated levels of unrealized losses on available-for-sale investment securities included in other comprehensive income. The Company completed its third share repurchase program on March 25, 2022 of 2,668,159 shares at an average price of $14.64. The Company announced a fourth share repurchase program on April 12, 2022, under which it may repurchase up to 2,526,134 shares of the Company’s common stock, or approximately 5% of the Company’s outstanding shares. The tangible-common-equity to tangible-assets ratio was 12.75% at March 31, 2022, 13.53% at December 31, 2021, and 13.77% at March 31, 2021.

Comparison of Results of Operations for the Three Months Ended March 31, 2022 and 2021

HarborOne Bancorp, Inc. Consolidated

Overview.  Consolidated net income for the three months ended March 31, 2022  was $12.3 million, compared to net income of $19.4 million for the three months ended March 31, 2021.

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

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

	Three Months Ended March 31,
	2022			2021
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

	(dollars in thousands)

Interest-earning assets:
Investment securities (1)	$393,364	$1,701	1.75%	$271,357	$585	0.87%
Other interest-earning assets	150,569	61	0.16	180,526	78	0.18
Loans held for sale	29,842	264	3.59	193,426	1,324	2.78
Loans
Commercial loans (2)	2,291,343	22,095	3.91	2,161,076	20,780	3.90
Residential real estate loans (2)	1,220,703	10,142	3.37	1,084,292	10,340	3.87
Consumer loans (2)	118,242	1,339	4.59	253,014	2,740	4.39
Total loans	3,630,288	33,576	3.75	3,498,382	33,860	3.93
Total interest-earning assets	4,204,063	35,602	3.43	4,143,691	35,847	3.51
Noninterest-earning assets	326,811			330,257
Total assets	$4,530,874			$4,473,948
Interest-bearing liabilities:
Savings accounts	$1,165,683	366	0.13	$1,058,820	537	0.21
NOW accounts	301,279	36	0.05	212,282	37	0.07
Money market accounts	858,792	303	0.14	861,518	560	0.26
Certificates of deposit	522,211	729	0.57	608,089	1,444	0.96
Brokered deposits	100,000	187	0.76	100,000	142	0.58
Total interest-bearing deposits	2,947,965	1,621	0.22	2,840,709	2,720	0.39
FHLB advances	55,706	188	1.37	102,383	552	2.19
Subordinated debentures	34,173	523	6.21	34,048	523	6.23
Total borrowings	89,879	711	3.21	136,431	1,075	3.20
Total interest-bearing liabilities	3,037,844	2,332	0.31	2,977,140	3,795	0.52
Noninterest-bearing liabilities:
Noninterest-bearing deposits	738,578			706,274
Other noninterest-bearing liabilities	86,763			93,380
Total liabilities	3,863,185			3,776,794
Total equity	667,689			697,154
Total liabilities and equity	$4,530,874			$4,473,948
Tax equivalent net interest income		33,270			32,052
Tax equivalent interest rate spread (3)			3.12%			2.99%
Less: tax equivalent adjustment		—			—
Net interest income as reported		$33,270			$32,052
Net interest-earning assets (4)	$1,166,219			$1,166,551
Net interest margin (5)			3.21%			3.14%
Tax equivalent effect			—			—
Net interest margin on a fully tax equivalent basis			3.21%			3.14%
Ratio of interest-earning assets to interest-bearing liabilities	138.39%			139.18%

Supplemental information:
Total deposits, including demand deposits	$3,686,543	$1,621		$3,546,983	$2,720
Cost of total deposits			0.18%			0.31%
Total funding liabilities, including demand deposits	$3,776,422	$2,332		$3,683,414	$3,795
Cost of total funding liabilities			0.25%			0.42%

(1) Includes securities available for sale.
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

	Three Months Ended March 31,
	2022 v. 2021
	Increase (Decrease) Due to Changes in		Total
	Volume	Rate	Increase (Decrease)

	(in thousands)

Interest-earning assets:
Investment securities	$189	$927	$1,116
Other interest-earning assets	(12)	(5)	(17)
Loans held for sale	(899)	(161)	(1,060)
Loans
Commercial loans	1,212	103	1,315
Residential real estate loans	1,233	(1,431)	(198)
Consumer loans	(1,420)	19	(1,401)
Total loans	1,025	(1,309)	(284)
Total interest-earning assets	303	(548)	(245)
Interest-bearing liabilities:
Savings accounts	51	(222)	(171)
NOW accounts	13	(14)	(1)
Money market accounts	(2)	(255)	(257)
Certificates of deposit	(182)	(533)	(715)
Brokered deposit	—	45	45
Total interest-bearing deposits	(120)	(979)	(1,099)
FHLB advances	(198)	(166)	(364)
Subordinated debentures	2	(2)	—
Total borrowings	(196)	(168)	(364)
Total interest-bearing liabilities	(316)	(1,147)	(1,463)
Change in net interest income	$619	$599	$1,218

Interest and Dividend Income.    Interest and dividend income on a tax equivalent basis decreased $245,000, or 0.7%, to $35.6 million for the three months ended March 31, 2022, compared to $35.8 million for the three months ended March 31, 2021. For the three months ended March 31, 2022, the components of the decrease were a $284,000 decrease in interest on loans, a $1.1 million decrease in interest on loans held for sale, a $1.1 increase investment income, and a $17,000 decrease in interest on other interest earning assets. The decrease in interest on loans held for sale reflects a $163.6 million decrease in average balances partially offset by an 81-basis point increase in the yield as rising rates have resulted in lower residential loan originations. The increase in interest on investment securities primarily reflects an 88-basis point increase in interest rates on investment securities. Loan interest income for the three months ended March 31, 2022 included $284,000 in accretion income from the fair value discount on loans acquired in connection with our acquisition of Coastway Bancorp, Inc.(“Coastway”), as compared to $1.2 million for the three months ended March 31, 2021. Loan interest income for the three months ended March 31, 2022 also includes $487,000 in recognition of origination fees on the PPP loans, as compared to $1.5 million for the three months ended March 31, 2021.

Interest Expense.    Interest expense decreased $1.5 million, or 38.6%, to $2.3 million for the three months ended March 31, 2022 from $3.8 million for the three months ended March 31, 2021. The decrease resulted from a $1.1 million decrease in interest expense on deposits and a $364,000 decrease in interest expense on FHLB borrowings. The decrease in interest expense on deposits reflected a 17-basis point decrease in the cost of interest-bearing deposits, partially offset by $107.3 million, or 3.8%, increase in the average balance of interest-bearing deposits. The cost of deposit funds was significantly impacted by falling rates and the deposit mix, as customers maintained liquid cash balances.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Net Interest and Dividend Income.    Net interest and dividend income on a tax equivalent basis increased $1.2 million, or 3.8%, to $33.3 million for the three months ended March 31, 2022 from $32.1 million for the three months ended March 31, 2021, primarily as a result of deposit account repricing, commercial loan growth and increased income on investment securities. The tax equivalent net interest spread increased 13 basis points to 3.12% for the three months ended March 31, 2022 from 2.99% for the three months ended March 31, 2021 and net interest margin on a tax equivalent basis increased 7 basis points to 3.21% for the three months ended March 31, 2022 from 3.14% for three months ended March 31, 2021.

Income Tax Provision.    The provision for income taxes and effective tax rate for the three months ended March 31, 2022 was $4.9 million and 28.5%, respectively, compared to $7.6 million and 28.1%, respectively, for the three months ended March 31, 2021.

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

The table below shows the results of operations for the Company’s segments, HarborOne Bank and HarborOne Mortgage, for the three months ended March 31, 2022 and 2021, and the increase or decrease in those results:

	HarborOne Bank				HarborOne Mortgage
	Three Months Ended				Three Months Ended
	March 31,		Increase (Decrease)		March 31,		Increase (Decrease)
	2022	2021	Dollars	Percent	2022	2021	Dollars	Percent

	(dollars in thousands)

Net interest and dividend income	$33,424	$31,248	$2,176	7.0%	$350	$1,250	$(900)	(72.0)%
Provision for credit losses	338	91	247	271.4	—	—	—	—
Net interest and dividend income, after provision for credit losses	33,086	31,157	1,929	6.2	350	1,250	(900)	(72.0)
Mortgage banking income:
Gain on sale of mortgage loans	—	—	—	—	5,322	24,802	(19,480)	(78.5)
Intersegment gain (loss)	(608)	(662)	54	8.2	837	662	175	26.4
Changes in mortgage servicing rights fair value	590	286	304	106.3	4,695	3,123	1,572	50.3
Other	233	300	(67)	(22.3)	2,325	4,215	(1,890)	(44.8)
Total mortgage banking income (loss)	215	(76)	291	382.9	13,179	32,802	(19,623)	(59.8)
Other noninterest income (loss)	5,887	5,091	796	15.6	9	(8)	17	212.5
Total noninterest income	6,102	5,015	1,087	21.7	13,188	32,794	(19,606)	(59.8)
Noninterest expense	26,825	24,463	2,362	9.7	7,761	18,057	(10,296)	(57.0)
Income before income taxes	12,363	11,709	654	5.6	5,777	15,987	(10,210)	(63.9)
Provision for income taxes	3,557	3,435	122	3.6	1,541	4,333	(2,792)	(64.4)
Net income (loss)	$8,806	$8,274	$532	6.4%	$4,236	$11,654	$(7,418)	(63.7)%

HarborOne Bank Segment

Results of Operations for the Three Months Ended March 31, 2022 and 2021

Net Income.    The Bank’s net income increased by $532,000 to $8.8 million for the three months ended March 31, 2022, compared to $8.3 million for the three months ended March 31, 2021. Pre-tax income was $12.4 million for the three months ended March 31, 2022, a $654,000 increase from the three months ended March 31, 2021. The increase in pre-tax income reflects an  increase of $2.2 million in net interest and dividend income, a $1.1 million increase in noninterest income, and a $2.4 million increase in noninterest expense.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Allowance for Credit Losses.  Effective January 1, 2022, the Company adopted Accounting Standards Update No. 2016-13, commonly referred to as CECL, which requires the measurement of expected lifetime credit losses for financial assets measured at amortized cost, as well as unfunded commitments that are considered off-balance sheet credit exposures. CECL requires that the allowance for credit losses (“ACL”) be calculated based on current expected credit losses over the full remaining expected life of the financial assets and also consider expected future changes in macroeconomic conditions. Upon adoption of CECL on January 1, 2022, the Company’s ACL on loans decreased by $1.3 million, and the ACL on unfunded commitments increased by $3.9 million for a net increase of $2.6 million. The after-tax impact of $1.9 million was recognized as a one-time, cumulative-effect adjustment that decreased retained earnings.

The provision for credit losses of $338,000 included a $429,000 allowance for credit losses on loans and a negative $91,000  allowance for credit losses on unfunded commitments for the three months ended March 31, 2022. The provision for loan losses for the three months ended March 31 2021 was $91,000. There was no allowance for credit losses on unfunded commitments prior to the adoption of CECL.

Net charges-offs totaled $2.7 million, or 0.30% of average loans outstanding on an annualized basis, for the quarter ended March 31, 2022, compared to net charge-offs totaled $102,000, or 0.01% of average loans outstanding on an annualized basis, for the quarter ended March 31, 2021. The current period net charge-offs included a $2.8 million charge-off upon the resolution of one credit, previously included in the office at-risk sector, in the amount of $8.8 million.

Noninterest Income.    Total noninterest income was $6.1 million for the three months ended March 31, 2022, compared to $5.0 million for the respective prior year period. The following table sets forth the components of noninterest income:

	Three Months Ended March 31,		Increase (Decrease)
	2022	2021	Dollars	Percent

	(dollars in thousands)

Intersegment loss	$(608)	$(662)	$54	8.2%
Secondary market loan servicing fees, net of guarantee fees	233	300	(67)	(22.3)
Changes in mortgage servicing rights fair value	590	286	304	106.3
Total mortgage banking income (loss)	215	(76)	291	382.9%
Interchange fees	2,461	2,410	51	2.1
Other deposit account fees	2,011	1,442	569	39.5
Income on retirement plan annuities	107	104	3	2.9
Bank-owned life insurance income	483	493	(10)	(2.0)
Swap fee income	—	295	(295)	(100.0)
Other	825	347	478	137.8
Total noninterest income	$6,102	$5,015	$1,087	21.7%

The primary reasons for the variances within the noninterest income categories shown in the preceding table are noted below:

●	The Bank records an intersegment loss on loans purchased from HarborOne Mortgage that is offset in consolidation. The Bank purchased $82.8 million residential mortgage loans from HarborOne Mortgage during the three months ended March 31, 2022.
●	The change in the MSR fair value is consistent with the change in the 10-year Treasury Constant Maturity rate. As interest rates rise and prepayment speeds decrease, MSR fair value tends to increase. Conversely, when interest rates fall and prepayment speeds increase, MSR fair value tends to decrease. The 10-year Treasury Constant Maturity rate increased 80 basis points for the three months ended March 31, 2022, positively impacting the fair value of the MSRs, resulting in a $590,000 positive change in mortgage servicing rights fair value.
●	The increase in other deposit account fees reflects an increase in overdraft protection fees of $540,000.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

●	Swap fee income is collected and recorded at the time the swap contract is entered into and therefore income fluctuates as a function of the swap agreements entered into in a period.
●	During the three months ended March 31, 2022 the Bank recorded a positive credit valuation adjustment of $239,000 on the termination of an interest rate swap that is included in other noninterest income.

Noninterest Expense.    Total noninterest expense was $26.8 million for the three months ended March 31, 2022, compared to $24.5 million for the respective prior year period. The following table sets forth the components of noninterest expense:

	Three Months Ended March 31,		Increase (Decrease)
	2022	2021	Dollars	Percent

	(dollars in thousands)

Compensation and benefits	$15,218	$13,163	$2,055	15.6%
Occupancy and equipment	4,682	4,387	295	6.7
Data processing expenses	2,171	2,241	(70)	(3.1)
Loan expenses	94	430	(336)	(78.1)
Marketing	1,134	757	377	49.8
Deposit expenses	546	440	106	24.1
Postage and printing	385	354	31	8.8
Professional fees	1,129	930	199	21.4
Foreclosed and repossessed assets	(34)	23	(57)	(247.8)
Deposit insurance	349	320	29	9.1
Other expenses	1,151	1,418	(267)	(18.8)
Total noninterest expense	$26,825	$24,463	$2,362	9.7%

The primary reasons for the significant variances within the noninterest expense categories shown in the preceding table are noted below:

●	The increase in compensation and benefits reflects increased staffing levels at the Bank.

●	The increase in occupancy expense reflects an increase in utilities expense.

HarborOne Mortgage Segment

Results of Operations for the Three Months Ended March 31, 2022 and 2021

Net Income.   HarborOne Mortgage recorded net income of $4.2 million for the three months ended March 31, 2022, as compared to net income of $11.7 million for the prior year period. HarborOne Mortgage segment’s results are heavily impacted by prevailing rates, refinancing activity and home sales.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Noninterest Income.    Total noninterest income was $13.2 million for the three months ended March 31, 2022, as compared to $32.8 million for the respective prior year period. Noninterest income is primarily from mortgage banking income, for which the following table provides further detail:

	Three Months Ended March 31,		Increase (Decrease)
	2022	2021	Dollars	Percent

	(dollars in thousands)

Gain on sale of mortgage loans	$5,322	$24,802	$(19,480)	(78.5)%
Intersegment gain	837	662	175	26.4
Processing, underwriting and closing fees	686	2,892	(2,206)	(76.3)
Secondary market loan servicing fees net of guarantee fees	1,639	1,323	316	23.9
Changes in mortgage servicing rights fair value	4,695	3,123	1,572	50.3
Total mortgage banking income	$13,179	$32,802	$(19,623)	(59.8)%

Originated mortgage servicing rights included in gain on sale of mortgage loans	$1,490	$5,678	$(4,188)	(73.8)%
Change in 10-year Treasury Constant Maturity rate in basis points	80	81

The primary reasons for the significant variances in the noninterest income category shown in the preceding table are noted below:

●	The change in the MSR fair value is consistent with the change in the 10-year Treasury Constant Maturity rate. As interest rates rise and prepayment speeds decrease, MSR fair value tends to increase. Conversely, when interest rates fall and prepayment speeds increase, MSR fair value tends to decrease. The 10-year Treasury Constant Maturity rate increased 80 basis points for the three months ended March 31, 2022, positively impacting the fair value of the mortgage servicing rights, resulting in a $5.4 million positive fair value adjustment. The quarter-to-date fair value increase was offset by residential mortgage loan payoffs that resulted in a $683,000 decrease in MSRs for the three months ended March 31, 2022.

During the three months ended March 31, 2021, the 10-year Treasury Constant Maturity rate increased 81 basis points and the fair value change and decrease as a result of residential mortgage payoffs was $3.1 million.

●	Quarter over quarter, gain on sale of mortgages and processing, underwriting and closing fees decreased as loan closings decreased due to slowing mortgage demand on rising interest rates.
●	The increase in the secondary market loan servicing fee net of guarantee fees reflects the increase in serviced mortgage loans from $3.41 billion at March 31, 2021 to $3.66 billion at March 31, 2022.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The following table provides additional loan production detail:

	Three Months Ended March 31,
	2022		2021
	Loan		Loan
	Amount	% of Total	Amount	% of Total

	(dollars in thousands)

Product Type
Conventional	$161,637	63.7%	$576,660	75.9%
Government	14,426	5.7	48,662	6.4
State Housing Agency	8,062	3.2	15,289	2.0
Jumbo	69,627	27.4	119,454	15.7
Seconds	55	0.0	119	—
Total	$253,807	100.0%	$760,184	100.0%

Purpose
Purchase	$137,082	54.0%	$221,926	29.2%
Refinance	104,277	41.1	532,634	70.1
Construction	12,448	4.9	5,624	0.7
Total	$253,807	100.0%	$760,184	100.0%

Noninterest Expense.    Total noninterest expense was $7.8 million for the three months ended March 31, 2022, compared to $18.1 million for the respective prior year period. The following tables set forth the components of noninterest expense:

	Three Months Ended March 31,		Increase (Decrease)
	2022	2021	Dollars	Percent

	(dollars in thousands)

Compensation and benefits	$5,751	$14,262	$(8,511)	(59.7)%
Occupancy and equipment	709	807	(98)	(12.1)
Data processing expenses	70	94	(24)	(25.5)
Loan expenses	384	2,005	(1,621)	(80.8)
Marketing	84	56	28	50.0
Postage and printing	26	38	(12)	(31.6)
Professional fees	210	609	(399)	(65.5)
Other expenses	527	186	341	183.3
Total noninterest expense	$7,761	$18,057	$(10,296)	(57.0)%

The primary reasons for the significant variances within the noninterest expense categories shown in the preceding table are noted below:

●	The quarter-to-date changes in compensation and benefits primarily reflects commission expense consistent with the changes in mortgage origination volumes and decreased staffing levels.

●	Loan expense primarily is for expenses to originate loans and is generally consistent with mortgage origination volumes.
●	The decrease in professional fees primarily reflects expenses for outsourced quality control services and mortgage consulting services that were utilized in 2021.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Asset Quality

The following table provides information with respect to our nonperforming assets, including troubled debt restructurings, at the dates indicated. We did not have any accruing loans past due 90 days or more at the dates presented.

	March 31,	December 31,
	2022	2021

	(dollars in thousands)

Nonaccrual loans:
Residential real estate:
One- to four-family	$11,036	$11,210
Second mortgages and equity lines of credit	471	600
Commercial real estate	10,752	20,053
Commercial construction	—	—
Commercial and industrial	3,759	4,114
Consumer	97	156
Total nonaccrual loans (1)	26,115	36,133
Other real estate owned and repossessed assets:
One- to four-family residential real estate owned	—	—
Other repossessed assets	—	53
Total nonperforming assets	26,115	36,186
Performing troubled debt restructurings	9,075	10,003
Total nonperforming assets and performing troubled debt restructurings	$35,190	$46,189

Period end allowance for loan losses balance	41,765	45,377
Period end total loan balance	3,737,350	3,607,733
Allowance for loan losses to total loans	1.12%	1.26%
Allowance for loan losses to nonaccrual loans	159.90%	125.58%
Total nonperforming loans to total loans (2)	0.70%	1.00%
Total nonperforming assets and performing troubled debt restructurings to total assets	0.77%	1.01%
Total nonperforming assets to total assets	0.57%	0.79%

(1) $1.0 million of troubled debt restructurings are included in total nonaccrual loans at March 31, 2022 and December 31, 2021.
(2) Total loans are presented before allowance for loan losses, but include deferred loan origination costs (fees), net.

Credit quality performance has remained strong, with total nonperforming assets of $26.1 million at March 31, 2022, compared to $36.2 million at December 31, 2021 and $32.9 million at March 31, 2021. Nonperforming assets as a percentage of total assets were 0.57% at March 31, 2022, 0.79% at December 31, 2021, and 0.71% at March 31, 2021. The decrease in nonperforming assets was primarily due to the resolution of one credit in the amount of $8.8 million, previously included in the office at-risk sector, for which the Company also recorded a $2.8 million charge-off in the first quarter of 2022.

Management employs a process and methodology to estimate the ACL on loans that evaluates both quantitative and qualitative factors. The methodology for evaluating quantitative factors consists of two basic components. The first component involves pooling loans into portfolio segments for loans that share similar risk characteristics. A DCF methodology is used to estimate credit losses for each pooled portfolio segment. The methodology incorporates the probability of default and loss given default. Management utilizes the national unemployment rate as an econometric factor with a one-year forecast period and one-year straight-line reversion period to its historical mean in order to estimate the probability of default for each loan portfolio segment. Utilizing a third-party regression model, the forecasted national unemployment rate is correlated with the probability of default for each loan portfolio segment. The DCF methodology combines the probability of default, the loss given default, maturity date and prepayment speeds to estimate a reserve for each loan. The sum of all the loan level reserves are aggregated for each portfolio segment and a loss rate factor is derived. Quantitative loss factors for pooled loans are also supplemented by certain qualitative risk factors reflecting management’s view of how losses may vary from those represented by quantitative loss rates.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The second component involves individually analyzed loans that do not share similar risk characteristics with loans that are pooled into portfolio segments. For loans that are individually analyzed, the ACL is measured using a DCF methodology based upon the loan’s contractual effective interest rate, or at the loan’s observable market price, or, if the loan is collateral dependent, at the fair value of the collateral.

The ACL was $41.8 million, or 1.12% of total loans, at March 31, 2022, compared to $45.4 million, or 1.26% of total loans, at December 31, 2021. The ACL on individually analyzed loans amounted to $3.1 million, 10.7% of the carrying value of individually analyzed loans. The ACL on unfunded commitments, included in other liabilities on the unaudited Consolidated Balance Sheets, amounted to $3.8 million at March 31, 2022, and there was no ACL on unfunded commitments at December 31, 2021.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	March 31, 2022			December 31, 2021
		% of			% of
		Allowance			Allowance
		Amount to	% of Loans		Amount to	% of Loans
		Total	in Category		Total	in Category
	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans

	(dollars in thousands)

Residential real estate:
One- to four-family	$8,884	21.27%	28.66%	$3,631	8.00%	29.04%
Second mortgages and equity lines of credit	833	1.99	3.76	420	0.93	3.79
Residential construction	314	0.75	1.11	69	0.15	0.93
Commercial real estate	20,131	48.20	48.60	33,242	73.26	47.12
Commercial construction	4,210	10.08	4.12	2,010	4.43	3.79
Commercial and industrial	6,949	16.64	10.99	4,638	10.22	11.69
Consumer	444	1.06	2.76	367	0.81	3.64
Total general and allocated allowance	41,765	100.00	100.00%	44,377	97.80	100.00%
Unallocated	—	0.00		1,000	2.20
Total	$41,765	100.00%		$45,377	100.00%

The following table sets forth net charge-offs (recoveries) and the ratio of annualized net charge-offs (recoveries) to average loans for the periods indicated:

	Three Months Ended March 31,
	2022			2021
		Net	Net Charge-		Net	Net Charge-
	Average	Charge-offs	off (Recovery)	Average	Charge-offs	off (Recovery)
	Balance	(Recoveries)	Rate	Balance	(Recoveries	Rate

	(dollars in thousands)
Residential real estate:
One- to four-family	$1,046,936	$—	—%	$912,612	$(26)	(0.01)%
Second mortgages and equity lines of credit	137,497	(12)	(0.03)%	141,346	(45)	(0.13)%
Residential real estate construction	36,270	—	—%	30,334	—	—%
Total residential real estate loans	$1,220,703	$(12)	(0.00)%	$1,084,292	$(71)	(0.03)%

Commercial:
Commercial real estate	$1,734,928	$2,786	0.64%	$1,569,357	$(4)	(0.00)%
Commercial construction	145,759	—	—%	104,000	—	—%
Commercial and industrial	410,656	(27)	(0.03)%	487,719	178	0.15%
Total commercial loans	$2,291,343	$2,759	0.48%	$2,161,076	$174	0.03%

Total Consumer loans	$118,242	$(17)	(0.06)%	$253,014	$(1)	(0.00)%

Total loans	$3,630,288	$2,730	0.30%	$3,498,382	$102	0.01%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Net charges-offs totaled $2.7 million, or 0.30% of average loans outstanding on an annualized basis, for the quarter ended March 31, 2022. Net charge-offs totaled $1.2 million, or 0.13% of average loans outstanding on an annualized basis, for the quarter ended December 31, 2021, and net charge-offs totaled $102,000, or 0.01% of average loans outstanding on an annualized basis, for the quarter ended March 31, 2021.

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

The table below sets forth, as of March 31, 2022, the net interest income simulation results that estimate the impact of interest rate changes on the Company’s estimated net interest income over one year:

March 31, 2022
	Change in Net Interest Income
Changes in Interest Rates	(% change from year one base)
(basis points) (1)	Year One	Year Two
+300	1.3%	7.3%
+200	1.0%	5.4%
+100	0.5%	2.9%
-100	(5.2)%	(9.9)%

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

The table below sets forth, as of March 31, 2022, the estimated changes in the EVE that would result from an instantaneous parallel shift in interest rates. Computations of prospective effects of hypothetical interest rate changes are

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

At March 31, 2022
				EVE as a Percentage of Economic
		Estimated Increase (Decrease)		Value of Assets
Changes in Interest Rates	Estimated	in EVE			Changes in
(basis points) (1)	EVE	Amount	Percent	EVE Ratio (2)	Percent
(dollars in thousands)

+ 300	$759,142	$(88,980)	(10.5)%	18.6%	(0.3)%
+ 200	805,698	(42,424)	(5.0)	19.1	0.2
+ 100	833,613	(14,509)	(1.7)	19.1	0.3
0	848,122	—	—	18.9	—
- 100	801,352	(46,770)	(5.5)	17.4	(1.5)

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

Maturities and payments on outstanding loans and investment securities also provide a steady flow of funds. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the FHLB and FRBB. As of March 31, 2022, we had additional borrowing capacity of $818.4 million from the FHLB and $72.4 million from the FRBB based on the amount of collateral pledged. We also have additional borrowing capacity under a $25.0 million unsecured federal funds line with a correspondent bank.

We continue to maintain a strong liquidity position. As of March 31, 2022, cash and cash equivalents were $139.7 million, the carrying value of our available-for-sale investment securities was $361.5 million, and total deposits were $3.76 billion as of March 31, 2022.

The Company and the Bank are subject to various regulatory capital requirements. At March 31, 2022, the Company and the Bank exceeded all regulatory capital requirements and were considered “well capitalized” under

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

regulatory guidelines. See Note 12 to our unaudited interim Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Off-Balance Sheet Arrangements, Credit Commitments, and Contractual Obligations

At March 31, 2022, we had outstanding commitments to originate loans of $235.8 million and unadvanced funds on loans of $684.7 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2022 totaled $494.0 million. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may use FHLB advances, brokered deposits, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

There are no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. For additional information on financial instruments with off-balance sheet risk see Note 9 of the unaudited interim Consolidated Financial Statements included in Part I, item I of this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is included in Part I, Item 2 of this Quarterly Report on Form 10-Q under the heading “Management of Market Risk.”

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures as of the period ended March 31, 2022. Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures. The Company will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

Internal Control Over Financial Reporting

Effective January 1, 2022, the Corporation adopted Topic 326 “Financial Instrument - Credit Losses.” The Company implemented changes to its policies, processes, and controls over the allowance for credit losses methodology to support the adoption of Topic 326. Many controls over this new accounting methodology mirror controls under the prior GAAP methodology. New controls were established, such as model validation done by an independent third-party and input review of econometric and other factors utilized in estimating the allowance. Except as related to the adoption of Topic 326, there were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any material pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. We are not involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)	Unregistered Sales of Equity Securities. None

b)	Use of Proceeds. None

c)	Repurchase of Equity Securities.

	Issuer Purchases of Equity Securities

	Total Number
	of Shares	Average Price
Index	Purchased	Paid Per Share
January 1 to January 31, 2022	189,143	$14.66
February 1 to February 28, 2022	801,700	14.55
March 1 to March 31, 2022	876,952	14.72
Total	1,867,795	$14.64

During the first quarter of 2022, the Company completed a share repurchase program adopted September 17, 2021 to repurchase 2,668,159 shares of the Company’s common stock at an average cost of $14.64. On April 12, 2022, the Company announced a fourth share repurchase program to repurchase up to 2,526,134 shares of the Company’s common stock, or approximately 5% of its outstanding shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed in the Exhibit Index are included in, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description

10.1†

First Amendment to the Amended and Restated Supplemental Executive Retirement Plan Agreement, dated as of February 25, 2016, by and between HarborOne Bank and Joseph F. Casey (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on April 29, 2022)

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, (ii) the Consolidated Statements of Income for the three months ended March 31, 2022 and 2021 (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 and 2021, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2022 and 2021, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021, and (vi) the Notes to the unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)

*Filed herewith

**Furnished herewith

† Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HarborOne Bancorp, Inc.

Date: May 9, 2022	By:	/s/ James W. Blake
James W. Blake
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 9, 2022	By:	/s/ Linda H. Simmons
Linda H. Simmons
Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)