Form 10-Q
period 2022-06-30
HarborOne Bancorp, Inc.
filed 2022-08-08
CIK 1769617

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 2, 2022, there were 50,172,062 shares of the Registrant’s common stock, par value $0.01 per share, outstanding

HarborOne Bancorp, Inc.

Consolidated Balance Sheets (unaudited)

	June 30,	December 31,
(in thousands, except share data)	2022	2021

Assets
Cash and due from banks	$35,843	$35,549
Short-term investments	48,495	159,170
Total cash and cash equivalents	84,338	194,719

Securities available for sale, at fair value	334,398	394,036
Securities held to maturity, at amortized cost	10,000	—
Federal Home Loan Bank stock, at cost	5,625	5,931
Asset held for sale	—	881
Loans held for sale, at fair value	31,679	45,642
Loans	3,911,949	3,607,733
Less: Allowance for credit losses on loans	(43,560)	(45,377)
Net loans	3,868,389	3,562,356
Accrued interest receivable	11,305	10,624
Other real estate owned and repossessed assets	26	53
Mortgage servicing rights, at fair value	47,130	38,268
Property and equipment, net	49,394	50,745
Retirement plan annuities	14,393	14,174
Bank-owned life insurance	90,949	89,972
Goodwill	69,802	69,802
Intangible assets	2,695	3,164
Other assets	83,921	73,038
Total assets	$4,704,044	$4,553,405

Liabilities and Stockholders' Equity
Deposits:
Demand deposit accounts	$775,154	$743,051
NOW accounts	316,839	313,733
Regular savings and club accounts	1,282,913	1,138,979
Money market deposit accounts	885,673	858,970
Term certificate accounts	587,354	627,916
Total deposits	3,847,933	3,682,649
Short-term borrowed funds	90,000	—
Long-term borrowed funds	15,693	55,711
Subordinated debt	34,222	34,159
Mortgagors' escrow accounts	9,639	8,459
Accrued interest payable	908	1,083
Other liabilities and accrued expenses	81,171	92,083
Total liabilities	4,079,566	3,874,144

Commitments and contingencies (Notes 9 and 10)

Common stock, $0.01 par value; 150,000,000 shares authorized; 59,922,099 and 59,087,487 shares issued; 49,989,007 and 52,390,478 shares outstanding at June 30, 2022 and December 31, 2021, respectively	593	585
Additional paid-in capital	479,519	469,934
Retained earnings	339,471	325,699
Treasury stock, at cost, 9,933,092 and 6,693,504 shares at June 30, 2022 and December 31, 2021, respectively	(132,296)	(85,859)
Accumulated other comprehensive loss	(34,267)	(1,637)
Unearned compensation - ESOP	(28,542)	(29,461)
Total stockholders' equity	624,478	679,261
Total liabilities and stockholders' equity	$4,704,044	$4,553,405

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2022	2021	2022	2021

Interest and dividend income:
Interest and fees on loans	$37,522	$34,106	$71,098	$67,966
Interest on loans held for sale	331	852	595	2,176
Interest on taxable securities	1,873	793	3,574	1,378
Other interest and dividend income	131	136	192	214
Total interest and dividend income	39,857	35,887	75,459	71,734

Interest expense:
Interest on deposits	2,019	2,302	3,640	5,022
Interest on FHLB borrowings	119	531	307	1,083
Interest on subordinated debentures	524	524	1,047	1,047
Total interest expense	2,662	3,357	4,994	7,152

Net interest and dividend income	37,195	32,530	70,465	64,582
Provision (benefit) for credit losses	2,546	(4,286)	2,884	(4,195)

Net interest and dividend income, after provision (benefit) for credit losses	34,649	36,816	67,581	68,777

Noninterest income:
Mortgage banking income:
Gain on sale of mortgage loans	4,538	14,262	9,860	39,064
Changes in mortgage servicing rights fair value	862	(2,552)	6,147	857
Other	2,612	4,075	5,170	8,590
Total mortgage banking income	8,012	15,785	21,177	48,511
Deposit account fees	4,892	4,546	9,364	8,398
Income on retirement plan annuities	112	106	219	210
Bank-owned life insurance income	494	508	977	1,001
Other income	593	758	1,427	1,392
Total noninterest income	14,103	21,703	33,164	59,512

Noninterest expense:
Compensation and benefits	21,455	25,146	42,178	52,600
Occupancy and equipment	4,575	4,702	10,003	9,958
Data processing	2,259	2,362	4,500	4,705
Loan expenses	385	1,250	863	3,685
Marketing	986	831	2,204	1,644
Deposit expenses	513	338	1,059	778
Postage and printing	412	418	831	819
Professional fees	1,680	1,487	3,219	3,070
Foreclosed and repossessed assets	52	(47)	18	(24)
Deposit insurance	354	332	703	652
Other expenses	2,283	1,779	4,211	3,513
Total noninterest expense	34,954	38,598	69,789	81,400

Income before income taxes	13,798	19,921	30,956	46,889

Income tax provision	3,811	5,645	8,702	13,221

Net income	$9,987	$14,276	$22,254	$33,668

Earnings per common share:
Basic	$0.21	$0.28	$0.47	$0.65
Diluted	$0.21	$0.27	$0.46	$0.64
Weighted average shares outstanding:
Basic	46,980,830	51,778,293	47,406,257	52,155,754
Diluted	47,536,033	52,650,071	48,110,863	52,823,354

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Comprehensive (Loss) Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021

Net income	$9,987	$14,276	$22,254	$33,668
Other comprehensive income:

Unrealized gain/loss on cash flow hedge:
Unrealized holding gains (losses)	939	(363)	4,728	1,370
Reclassification adjustment for net losses (gains) included in net income	(71)	121	40	233
Net change in unrealized gains (losses) on derivatives in cash flow hedging instruments	868	(242)	4,768	1,603
Related tax effect	(244)	68	(1,340)	(448)
Net-of-tax amount	624	(174)	3,428	1,155

Unrealized gain/loss on securities available for sale:
Unrealized holding (losses) gains	(20,323)	1,493	(46,252)	(3,220)
Related tax effect	4,479	(330)	10,194	709
Net-of-tax amount	(15,844)	1,163	(36,058)	(2,511)

Total other comprehensive (loss) income	(15,220)	989	(32,630)	(1,356)

Comprehensive (loss) income	$(5,233)	$15,265	$(10,376)	$32,312

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

						Accumulated
	Common Stock		Additional		Treasury	Other	Unearned	Total
	Outstanding		Paid-in	Retained	Stock,	Comprehensive	Compensation	Stockholders'
(in thousands, except share data)	Shares	Amount	Capital	Earnings	at Cost	Income (Loss)	- ESOP	Equity

Balance at March 31, 2021	56,228,762	$585	$465,832	$294,116	$(31,460)	$(160)	$(30,840)	$698,073

Comprehensive income	—	—	—	14,276	—	989	—	15,265
Dividends declared of $0.05 per share	—	—	—	(2,561)	—	—	—	(2,561)
ESOP shares committed to be released (57,681 shares)	—	—	373	—	—	—	460	833
Share-based compensation expense	—	—	989	—	—	—	—	989
Treasury stock purchased	(493,139)	—	—	—	(7,128)	—	—	(7,128)

Balance at June 30, 2021	55,735,623	$585	$467,194	$305,831	$(38,588)	$829	$(30,380)	$705,471

Balance at March 31, 2022	51,257,696	$591	$477,302	$332,734	$(113,513)	$(19,047)	$(29,002)	$649,065

Comprehensive income (loss)	—	—	—	9,987	—	(15,220)	—	(5,233)
Dividends declared of $0.07 per share	—	—	—	(3,250)	—	—	—	(3,250)
ESOP shares committed to be released (57,681 shares)	—	—	337	—	—	—	460	797
Restricted stock awards forfeited, net of awards	(8,181)	—	—	—	—	—	—	—
Performance stock units vested	14,596	—	—	—	—	—	—	—
Share-based compensation expense	—	—	1,029	—	—	—	—	1,029
Stock options exercised	83,263	2	851	—	—	—	—	853
Treasury stock purchased	(1,358,367)	—	—	—	(18,783)	—	—	(18,783)

Balance at June 30, 2022	49,989,007	$593	$479,519	$339,471	$(132,296)	$(34,267)	$(28,542)	$624,478

						Accumulated
	Common Stock		Additional		Treasury	Other	Unearned	Total
	Outstanding		Paid-in	Retained	Stock,	Comprehensive	Compensation	Stockholders'
(in thousands, except share data)	Shares	Amount	Capital	Earnings	at Cost	Income (Loss)	- ESOP	Equity

Balance at December 31, 2020	57,205,458	$584	$464,176	$277,312	$(16,644)	$2,185	$(31,299)	$696,314

Comprehensive income (loss)	—	—	—	33,668	—	(1,356)	—	32,312
Dividends declared of $0.10 per share	—	—	—	(5,149)	—	—	—	(5,149)
ESOP shares committed to be released (115,362 shares)	—	—	615	—	—	—	919	1,534
Restricted stock awards granted	188,377	—	—	—	—	—	—	—
Share-based compensation expense	—	—	1,761	—	—	—	—	1,761
Stock options exercised	62,840	1	642	—	—	—	—	643
Treasury stock purchased	(1,721,052)	—	—	—	(21,944)	—	—	(21,944)

Balance at June 30, 2021	55,735,623	$585	$467,194	$305,831	$(38,588)	$829	$(30,380)	$705,471

HarborOne Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

Balance at December 31, 2021	52,390,478	$585	$469,934	$325,699	$(85,859)	$(1,637)	$(29,461)	$679,261

Cumulative effect of change in accounting principle - ASC 326	—	—	—	(1,884)	—	—	—	(1,884)
Comprehensive income (loss)	—	—	—	22,254	—	(32,630)	—	(10,376)
Dividends declared of $0.14 per share	—	—	—	(6,598)	—	—	—	(6,598)
ESOP shares committed to be released (115,362 shares)	—	—	724	—	—	—	919	1,643
Restricted stock awards granted, net of forfeitures	100,816	—	—	—	—	—	—	—
Performance stock units vested	14,596	—	—	—	—	—	—	—
Share-based compensation expense	—	—	2,000	—	—	—	—	2,000
Stock options exercised	722,705	8	6,861	—	—	—	—	6,869
Treasury stock purchased	(3,239,588)	—	—	—	(46,437)	—	—	(46,437)

Balance at June 30, 2022	49,989,007	$593	$479,519	$339,471	$(132,296)	$(34,267)	$(28,542)	$624,478

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in thousands)	2022	2021

Cash flows from operating activities:
Net income	$22,254	$33,668
Adjustments to reconcile net income to net cash used by operating activities:
Provision (benefit) for credit losses	2,884	(4,195)
Net amortization of securities premiums/discounts	643	2,363
Proceeds from sale of loans	357,324	1,329,424
Loans originated for sale	(334,293)	(1,191,730)
Net accretion of net deferred loan costs/fees and premiums	(381)	(903)
Depreciation and amortization of premises and equipment	1,948	2,353
Change in mortgage servicing rights fair value	(6,147)	(857)
Mortgage servicing rights capitalized	(2,715)	(10,265)
Accretion of fair value adjustment on loans and deposits, net	(713)	(2,189)
Amortization of other intangible assets	469	647
Amortization of subordinated debt issuance costs	63	63
Net gains on mortgage loan sales, including fair value adjustments	(9,068)	(32,968)
Bank-owned life insurance income	(977)	(1,001)
Income on retirement plan annuities	(219)	(210)
Write-down of asset held for sale	196	—
Net gain on sale and write-down of other real estate owned and repossessed assets	(30)	(9)
ESOP expense	1,643	1,534
Share-based compensation expense	2,000	1,761
Decrease (increase) in operating lease right-of-use assets	304	(2,648)
(Decrease) increase in operating lease liabilities	(1,266)	2,959
Change in other assets	2,491	16,923
Change in other liabilities	(15,350)	(22,476)
Net cash provided by operating activities	21,060	122,244

Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	28,845	88,604
Purchases	(16,102)	(171,537)
Activity in securities held to maturity:
Purchases	(10,000)	—
Net redemption of FHLB stock	306	1,497
Proceeds on asset held for sale	685	—
Loan pool purchase	(58,311)	—
Participation-in loan purchases	(68,383)	(16,742)
Net loan (originations) payments	(178,772)	94,520
Proceeds from sale of other real estate owned and repossessed assets	220	864
Additions to property and equipment	(596)	(4,277)
Net cash used by investing activities	(302,108)	(7,071)

(continued)

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in thousands)	2022	2021

Cash flows from financing activities:
Net increase in deposits	165,237	181,464
Net change in short-term borrowed funds	90,000	(35,000)
Proceeds from other borrowed funds and subordinated debt	—	3,400
Repayment of other borrowed funds	(40,018)	(30,018)
Net change in mortgagors' escrow accounts	1,180	548
Proceeds from exercise of stock options	6,869	643
Treasury stock purchased	(46,437)	(21,944)
Dividends paid	(6,164)	(4,489)
Net cash provided by financing activities	170,667	94,604

Net change in cash and cash equivalents	(110,381)	209,777

Cash and cash equivalents at beginning of period	194,719	205,870

Cash and cash equivalents at end of period	$84,338	$415,647

Supplemental cash flow information:
Interest paid on deposits	$3,355	$5,026
Interest paid on borrowed funds	1,397	2,194
Income taxes paid, net	4,621	10,649
Transfer of loans to other real estate owned and repossessed assets	163	558
Dividends declared	6,598	5,149

Supplemental disclosure related to adoption of ASU 2016-02, detailed in Note 1:
ROU asset	$—	$23,189
Operating lease liabilities	—	24,370

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The unaudited interim Consolidated Financial Statements of HarborOne Bancorp, Inc. (the “Company”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by the U.S. generally accepted accounting principles (“GAAP”). In the opinion of management, all adjustments and disclosures considered necessary for the fair presentation of the accompanying Consolidated Financial Statements have been included. Interim results are not necessarily reflective of the results of the entire year. The accompanying unaudited interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements for the years ended December 31, 2021 and 2020 and notes thereto included in the Company’s Annual Report on Form 10-K.

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

Nature of Operations

The Company provides a variety of financial services to individuals and businesses through its 31 full-service branches in Massachusetts and Rhode Island, and commercial lending offices in each of Boston, Massachusetts and Providence, Rhode Island. HarborOne Mortgage maintains 27 offices in Massachusetts, Rhode Island, and New Hampshire and is licensed to lend in seven additional states.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Summary of Significant Accounting Policies and Recently Adopted Accounting Standards Updates (“ASU”)

Significant accounting policies in effect and disclosed within the Company’s most recent audited consolidated financial statements as of December 31, 2021 remain substantially unchanged with the exception of the accounting policy for credit losses, commonly referred to as “CECL,” as a result of adopting ASU 2016-13, Financial Instruments — Credit Losses (Topic 326) and subsequent related updates (collectively ASU 2016-13) as described below.

ASU 2016-13 was issued in June 2016. ASU 2016-13 requires the measurement of expected lifetime credit losses for financial assets measured at amortized cost, as well as unfunded commitments that are considered off-balance sheet credit exposures at the reporting date. The measurement is based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For available-for-sale debt securities with unrealized losses, Topic 326 requires credit losses to be recognized as an allowance rather than a reduction in the amortized cost of the securities. As a result, improvements to estimated credit losses are recognized immediately in earnings rather than as interest income over time. ASU 2016-13 provides for a modified retrospective transition, resulting in a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is effective. The Company adopted ASU 2016-13, including the subsequent ASUs issued to clarify Topic 326 (“Topic 326”), on January 1, 2022.

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

The Company has not elected to use the CECL transition provision provided by regulatory guidance issued by the Federal Deposit Insurance Corporation (“FDIC”) in March 2020, and as such the full impact of the adoption is reflected in Tier 2 capital ratios. See Note 12 for additional disclosure on regulatory capital.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

ASUs not yet Adopted

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-02, “Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”). ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings (“TDRs”) in Accounting Standards Codification (“ASC”) 310-40, “Receivables – Troubled Debt Restructurings by Creditors” for entities that have adopted the current expected credit loss (“CECL”) model introduced by ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2022-02 also requires that public business entities disclose current-period gross charge-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, “Financial Instruments — Credit Losses — Measured at Amortized Cost”. ASU 2022-02 is effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the effect that ASU 2022-02 will have on its consolidated financial statements and related disclosures.

2.	DEBT SECURITIES

Adoption of Topic 326

Effective January 1, 2022, the Company adopted the provisions of Topic 326 using the modified retrospective method. Therefore, prior period comparative information has not been adjusted and continues to be reported under GAAP in effect prior to the adoption of Topic 326. There was no ACL on available-for-sale debt securities recognized upon the adoption of Topic 326.

Accounting Policy Updates

Effective January 1, 2022, the Company has modified its accounting policy for the assessment of debt securities for impairment. The updated policy is detailed below.

The Company has made an accounting policy election to exclude accrued interest from the amortized cost basis of debt securities and reports accrued interest separately in other assets in the Unaudited Consolidated Balance Sheets. The Company also excludes accrued interest from the estimate of credit losses.

A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a debt security placed on nonaccrual is reversed against interest income. There were no debt securities on nonaccrual status, and therefore there was no accrued interest related to debt securities reversed against interest income, for the three months ended June 30, 2022 and 2021.

The Company measures expected credit losses on held to maturity securities on a collective basis by major security type in accordance with the CECL methodology. As of June 30, 2022, the held to maturity securities were U.S. government-sponsored agency obligations. These securities are guaranteed by the government sponsored agency with a long history of no credit losses. As a result, management has determined these securities to have a zero loss expectation and therefore does not estimate an allowance for credit losses on these securities.

For available-for-sale debt securities in an unrealized loss position, management first assesses whether the Company intends to sell, or if it is likely that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through a provision for credit losses charge to earnings. For debt securities available for sale that do not meet either these criteria, management evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers both quantitative and qualitative factors.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

A substantial portion of available-for-sale debt securities held by the Company are obligations issued by U.S. government agency and U.S. government-sponsored enterprises, including mortgage-backed securities. These securities are either explicitly or implicitly guaranteed by the U.S. government, which are highly rated by major credit rating agencies and have a long history of no credit losses. For these securities, management takes into consideration the long history of no credit losses and other factors to assess the risk of nonpayment even if the U.S. government were to default. As such, the Company has utilized a zero loss estimate due to credit for these securities. For available-for-sale debt securities that are not guaranteed by U.S. government agencies and U.S. government-sponsored enterprises, such as corporate bonds, management utilizes a third-party credit modeling tool based on observable market data, which assists management in identifying any potential credit risk associated with its available-for-sale debt securities. In addition, qualitative factors are also considered, including the extent to which fair value is less than amortized cost, changes to the credit rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If a credit loss exists based on the results of this assessment, an ACL (contra asset) is recorded, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is considered market-related and is recognized in other comprehensive income, net of taxes.

Changes in the ACL on available-for-sale debt securities are recorded as provision for (or reversal of) credit losses. Losses are charged against the ACL when management believes the uncollectibility of an available for sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Debt Securities

The amortized cost and fair value with gross unrealized gains and losses, and ACL on securities is as follows:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value

	(in thousands)

June 30, 2022:
Securities available for sale
U.S. government and government-sponsored enterprise obligations	$47,142	$—	$6,092	$—	$41,050
U.S. government agency and government-sponsored residential mortgage-backed securities	329,742	4	43,586	—	286,160
U.S. government-sponsored collateralized mortgage obligations	3,166	—	42	—	3,124
SBA asset-backed securities	3,235	—	111	—	3,124
Corporate bonds	1,000	—	60	—	940
Total securities available for sale	$384,285	$4	$49,891	$—	$334,398

Securities held to maturity
U.S. government and government-sponsored enterprise obligations	$10,000	$—	$168	$—	$9,832

The amortized cost and fair value of securities with gross unrealized gains and losses is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)

December 31, 2021:
Securities available for sale
U.S. government and government-sponsored enterprise obligations	$42,148	$—	$883	$41,265
U.S. government agency and government-sponsored residential mortgage-backed securities	347,716	914	3,870	344,760
U.S. government-sponsored collateralized mortgage obligations	3,927	100	—	4,027
SBA asset-backed securities	3,880	104	—	3,984
Total securities available for sale	$397,671	$1,118	$4,753	$394,036

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Seventeen mortgage-backed securities with a combined fair value of $13.9 million were pledged as collateral for interest rate swap agreements as of December 31, 2021. There were no securities pledged as collateral for interest rate swap agreements as of June 30, 2022 (see Note 10).

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2022 is as follows:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(in thousands)

After 1 year through 5 years	$—	$—	$—	$—
After 5 years through 10 years	48,142	41,990	10,000	9,832
Over 10 years	—	—	—	—
	48,142	41,990	10,000	9,832

U.S. government agency and government-sponsored residential mortgage-backed securities	329,742	286,160	—	—
U.S. government-sponsored collateralized mortgage obligations	3,166	3,124	—	—
SBA asset-backed securities	3,235	3,124	—	—

Total	$384,285	$334,398	$10,000	$9,832

U.S. government-sponsored residential mortgage-backed securities, collateralized mortgage obligations and securities whose underlying assets are loans from the SBA have stated maturities of three to 29 years; however, it is expected that such securities will have shorter actual lives due to prepayments. U.S. government and government-sponsored enterprise obligations and corporate bonds are callable at the discretion of the issuer. U.S. government and government-sponsored enterprise obligations and corporate bonds with a total fair value of $51.8 million have a final maturity of five to ten years and a call feature of one month to five years. At June 30, 2022 there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholder equity.

There were no sales or calls of securities in the three or six months ended June 30, 2022 or 2021, respectively.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Information pertaining to securities with gross unrealized losses at June 30, 2022 and December 31, 2021 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months		Twelve Months and Over
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

	(in thousands)

June 30, 2022:
Securities available for sale

U.S. government and government-sponsored enterprise obligations	$6,092	$41,050	$—	$—
U.S. government agency and government-sponsored residential mortgage-backed securities	33,520	226,948	10,066	58,708
U.S. government-sponsored collateralized mortgage obligations	42	3,124	—	—
SBA asset-backed securities	111	3,124	—	—
Corporate bonds	60	940	—	—
	$39,825	$275,186	$10,066	$58,708

Securities held to maturity

U.S. government and government-sponsored enterprise obligations	$168	$9,832	—	—

December 31, 2021:
Securities available for sale

U.S. government and government-sponsored enterprise obligations	$883	$41,265	$—	$—
U.S. government agency and government-sponsored residential mortgage-backed securities	2,835	262,889	1,035	35,552
	$3,718	$304,154	$1,035	$35,552

Management assesses the decline in fair value of investment securities on a regular basis. Unrealized losses on debt securities may occur from current market conditions, increases in interest rates since the time of purchase, a structural change in an investment, volatility of earnings of a specific issuer, or deterioration in credit quality of the issuer. Management evaluates both qualitative and quantitative factors to assess whether an impairment exists. For the accounting policy on the assessment of available-for-sale debt securities for impairment that was in effect prior to the adoption of Topic 326, see Note 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

As of June 30, 2022, the Company’s security portfolio consisted of 130 debt securities, 126 of which were in an unrealized loss position. The unrealized losses are primarily related to the Company’s debt securities that were issued by U.S. government-sponsored entities and agencies. The Company does not believe that the debt securities that were in an unrealized loss position as of June 30, 2022 represent a credit loss impairment.  As of June 30, 2022, and December 31, 2021, the gross unrealized loss positions were primarily related to mortgage-backed securities and other obligations issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.

Management reviewed the collectability of the corporate bond taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report, and other information. Management believes the unrealized losses on the corporate bond are primarily attributable to changes in the investment spreads and interest rates and not changes in the credit quality of the issuers of the corporate bond.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Management expects to recover the entire amortized cost basis of the debt securities with an unrealized loss. Furthermore, the Company does not intend to sell these securities, and it is likely that the Company will not be required to sell these securities, before recovery of their cost basis, which may be maturity. Therefore, no allowance for credit losses was recorded at June 30, 2022.

3.	LOANS HELD FOR SALE

The following table provides the fair value and contractual principal balance outstanding of loans held for sale accounted for under the fair value option:

	June 30,	December 31,
	2022	2021

	(in thousands)

Loans held for sale, fair value	$31,679	$45,642
Loans held for sale, contractual principal outstanding	31,073	44,245
Fair value less unpaid principal balance	$606	$1,397

The Company has elected the fair value option for mortgage loans held for sale to better match changes in fair value of the loans with changes in the fair value of the forward sale commitment contracts used to economically hedge them. Changes in fair value of mortgage loans held for sale accounted for under the fair value option election amounted to a decrease of $791,000 in the six months ended June 30, 2022 to $606,000, compared to a decrease of $6.1 million in the six months ended June 30, 2021. These amounts are offset in earnings by the changes in fair value of forward sale commitments. The changes in fair value are reported as a component of gain on sale of mortgage loans in the Unaudited Consolidated Statements of Income.

At June 30, 2022 and December 31, 2021, there were no loans held for sale that were greater than 90 days past due.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

4.	LOANS AND ALLOWANCE FOR CREDIT LOSSES

A summary of the balances of loans follows:

	June 30,	December 31,
	2022	2021

	(in thousands)

Residential real estate:
One- to four-family	$1,229,950	$1,047,819
Second mortgages and equity lines of credit	151,683	136,853
Residential real estate construction	41,441	33,308
Total residential real estate loans	1,423,074	1,217,980

Commercial:
Commercial real estate	1,847,619	1,699,877
Commercial construction	158,762	136,563
Commercial and industrial	407,182	421,608
Total commercial loans	2,413,563	2,258,048

Consumer loans:
Auto	68,533	124,354
Personal	6,779	7,351
Total consumer loans	75,312	131,705

Total loans	3,911,949	3,607,733
Allowance for loan losses	(43,560)	(45,377)
Loans, net	$3,868,389	$3,562,356

The net unamortized deferred loan origination costs included in total loans and leases were $7.2 million and $5.4 million as of June 30, 2022 and December 31, 2021, respectively.

As of June 30, 2022 and December 31, 2021, the commercial and industrial loans include $2.5 million and $27.0 million, respectively, of U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans and $93,000 and $949,000, respectively, of deferred fees on the PPP loans. PPP loans are fully guaranteed by the U.S. government.

The Company has transferred a portion of its originated commercial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying unaudited interim Consolidated Balance Sheets. The Company and participating lenders share ratably in cash flows and any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At June 30, 2022 and December 31, 2021, the Company was servicing commercial loans for participants in the aggregate amount of $316.4 million and $288.9 million, respectively.

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

The Company has made an accounting policy election to exclude accrued interest from the amortized cost basis of loans and reports accrued interest separately in other assets in the Unaudited Consolidated Balance Sheets. The Company also excludes accrued interest from the estimate of credit losses. Accrued interest receivable on loans totaled $10.3 million and $9.6 million, respectively, as of June 30, 2022 and December 31, 2021.

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

Management employs a process and methodology to estimate the ACL on loans that evaluates both quantitative and qualitative factors. The methodology for evaluating quantitative factors consists of two basic components. The first component involves pooling loans into portfolio segments for loans that share similar risk characteristics. Pooled loan portfolio segments include commercial real estate, commercial and industrial, commercial construction, residential real estate (including homeowner construction), home equity and consumer loans. The second component involves individually analyzed loans that do not share similar risk characteristics with loans that are pooled into portfolio segments. Individually analyzed loans include nonaccrual loans, commercial loans risk-rated 8 or greater, loans classified as troubled debt restructured loans (“TDR”) and certain other loans based on the underlying risk characteristics and the discretion of management to individually analyze such loans.

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

For pooled loans, the Company utilizes a DCF methodology to estimate credit losses over the expected life of the loan. The life of the loan excludes expected extensions, renewal and modifications, unless: (1) the extension or renewal options are included in the original or modified contract terms and not unconditionally cancellable by the Company; or (2) management reasonably expects at the reporting date that a troubled debt restructuring will be executed with an individual borrower. The methodology incorporates the probability of default and loss given default, which are identified by default triggers such as past due by 90 or more days, whether a charge-off has occurred, the loan is nonaccrual, the loan has been

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

modified in a troubled debt restructuring or the loan is risk-rated as special mention, substandard, or doubtful. The probability of default for the life of the loan is determined by the use of an econometric factor. Management utilizes the national unemployment rate as an econometric factor with a one-year forecast period and one-year straight-line reversion period to the historical mean of its macroeconomic assumption in order to estimate the probability of default for each loan portfolio segment. Utilizing a third-party regression model, the forecasted national unemployment rate is correlated with the probability of default for each loan portfolio segment. The DCF methodology combines the probability of default, the loss given default, maturity date and prepayment speeds to estimate a reserve for each loan. The sum of all the loan level reserves are aggregated for each portfolio segment and a loss rate factor is derived.

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

The following table presents the activity in the ACL on loans for the three and six months ended June 30, 2022:

		Second Mortgages	Residential
	One- to Four-	and Equity	Real Estate	Commercial	Commercial	Commercial
	Family	Lines of Credit	Construction	Real Estate	Construction	and Industrial	Consumer	Unallocated	Total

	(in thousands)

Balance at March 31, 2022	$8,884	$833	$314	$20,131	$4,210	$6,949	$444	$—	$41,765

Charge-offs	—	—	—	—	—	—	(11)	—	(11)
Recoveries	—	81	—	6	—	406	23	—	516
Provision	1,198	(65)	13	294	160	(181)	(129)	—	1,290
Balance at June 30, 2022	$10,082	$849	$327	$20,431	$4,370	$7,174	$327	$—	$43,560

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

		Second Mortgages	Residential
	One- to Four-	and Equity	Real Estate	Commercial	Commercial	Commercial
	Family	Lines of Credit	Construction	Real Estate	Construction	and Industrial	Consumer	Unallocated	Total

	(in thousands)

Balance at December 31, 2021	$3,631	$420	$69	$33,242	$2,010	$4,638	$367	$1,000	$45,377

Adoption of Topic 326	5,198	391	185	(10,194)	1,698	2,288	123	(1,000)	(1,311)
Charge-offs	—	—	—	(2,786)	—	(40)	(31)	—	(2,857)
Recoveries	—	93	—	6	—	473	60	—	632
Provision	1,253	(55)	73	163	662	(185)	(192)	—	1,719
Balance at June 30, 2022	$10,082	$849	$327	$20,431	$4,370	$7,174	$327	$—	$43,560

For the accounting policy on the allowance for loan losses that was in effect prior to the adoption of Topic 326, see Note 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

The following is the activity in the allowance for loan losses for the three and six months ended June 30, 2021:

		Second Mortgages	Residential
	Residential	and Equity	Real Estate	Commercial	Commercial	Commercial
	Real Estate	Lines of Credit	Construction	Real Estate	Construction	and Industrial	Consumer	Unallocated	Total

	(in thousands)

Balance at March 31, 2021	$6,136	$936	$197	$34,987	$2,237	$6,627	$2,064	$2,200	$55,384

Provision for loan losses	(1,546)	(364)	(74)	(1,984)	(300)	1,422	(1,239)	(201)	(4,286)
Charge-offs	—	—	—	(12)	—	—	(31)	—	(43)
Recoveries	118	31	—	—	—	10	59	—	218
Balance at June 30, 2021	$4,708	$603	$123	$32,991	$1,937	$8,059	$853	$1,999	$51,273

		Second Mortgages	Residential
	One- to Four-	and Equity	Real Estate	Commercial	Commercial	Commercial
	Family	Lines of Credit	Construction	Real Estate	Construction	and Industrial	Consumer	Unallocated	Total

	(in thousands)

Balance at December 31, 2020	$6,168	$1,054	$197	$34,765	$1,955	$5,311	$2,475	$3,470	$55,395

Provision for loan losses	(1,604)	(527)	(74)	(1,766)	(18)	2,916	(1,651)	(1,471)	(4,195)
Charge-offs	—	—	—	(12)	—	(186)	(86)	—	(284)
Recoveries	144	76	—	4	—	18	115	—	357
Balance at June 30, 2021	$4,708	$603	$123	$32,991	$1,937	$8,059	$853	$1,999	$51,273

Effective January 1, 2022, individually analyzed loans include nonaccrual loans, loans classified as TDRs, and certain other loans based on the underlying risk characteristics and the discretion of management to individually analyze such loans. As of June 30, 2022, the carrying value of individually analyzed loans amounted to $33.2 million, with a related allowance of $3.6 million, and $24.0 million were considered collateral dependent.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

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

The following table presents the carrying value of collateral-dependent individually analyzed loans as of June 30, 2022:

		Related
	Carrying Value	Allowance

	(in thousands)

Commercial:
Commercial real estate	$10,620	$3,099
Commercial and industrial	3,626	24
Commercial construction	—	—
Total Commercial	14,246	3,123
Residential real estate	9,732	319
Total	$23,978	$3,442

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following information pertains to impaired loans:

	December 31, 2021
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance

	(in thousands)

Impaired loans without a specific reserve:
Residential real estate	$14,115	$15,335	$—
Commercial real estate	2,641	2,692	—
Commercial construction	—	—	—
Commercial and industrial	1,389	3,396	—
Total	18,145	21,423	—

Impaired loans with a specific reserve:
Residential real estate	8,995	9,791	650
Commercial real estate	17,562	24,847	7,275
Commercial construction	—	—	—
Commercial and industrial	2,793	3,596	21
Total	29,350	38,234	7,946

Total impaired loans	$47,495	$59,657	$7,946

	Three Months Ended June 30, 2021
			Interest
	Average	Interest	Income
	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis

	(in thousands)

Residential real estate	$22,268	$247	$54
Commercial real estate	12,455	63	63
Commercial construction	—	—	—
Commercial and industrial	7,834	16	16
Total	$42,557	$326	$133

	Six Months Ended June 30, 2021
			Interest
	Average	Interest	Income
	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis

	(in thousands)

Residential real estate	$22,973	$543	$159
Commercial real estate	12,474	65	65
Commercial construction	—	—	—
Commercial and industrial	8,342	136	136
Total	$43,789	$744	$360

Interest income recognized and interest income recognized on a cash basis in the tables above represent interest income for the three and six months ended June 30, 2021, not for the time period designated as impaired. No additional funds are committed to be advanced in connection with impaired loans.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following is a summary of past due and non-accrual loans at June 30, 2022 and December 31, 2021:

			90 Days
	30-59 Days	60-89 Days	or More	Total	Loans on
	Past Due	Past Due	Past Due	Past Due	Non-accrual

	(in thousands)

June 30, 2022
Residential real estate:
One- to four-family	$269	$1,393	$5,247	$6,909	$9,772
Second mortgages and equity lines of credit	130	151	84	365	329
Commercial real estate	348	—	2,153	2,501	10,620
Commercial construction	—	—	—	—	—
Commercial and industrial	1,533	152	3,166	4,851	3,626
Consumer:
Auto	525	34	62	621	65
Personal	1	2	3	6	3
Total	$2,806	$1,732	$10,715	$15,253	$24,415

December 31, 2021
Residential real estate:
One- to four-family	$5,578	$2,901	$3,777	$12,256	$11,210
Second mortgages and equity lines of credit	202	—	336	538	600
Commercial real estate	149	—	11,334	11,483	20,053
Commercial construction	—	—	—	—	—
Commercial and industrial	616	1	3,277	3,894	4,114
Consumer:
Auto	747	162	140	1,049	144
Personal	67	-	12	79	12
Total	$7,359	$3,064	$18,876	$29,299	$36,133

At June 30, 2022 and December 31, 2021, there were no loans past due 90 days or more and still accruing.

There were no material TDR loan modifications for the three and six months ended June 30, 2022 and 2021.

The recorded investment in TDRs was $9.9 million and $11.0 million at June 30, 2022 and December 31, 2021, respectively. Commercial TDRs totaled $361,000 and $408,000 at June 30, 2022 and December 31, 2021, respectively. The remainder of the TDRs outstanding at the end of these periods were residential loans. Non-accrual TDRs totaled $988,000 at June 30, 2022 and $1.0 million at December 31, 2021. Of these loans, $171,000 and $190,000 were non-accrual commercial TDRs at June 30, 2022 and December 31, 2021, respectively.

All TDR loans are considered impaired, and management performs a DCF calculation to determine the amount of impairment reserve required on each loan. TDR loans which subsequently default are reviewed to determine if the loan should be deemed collateral dependent. In either case, any reserve required is recorded as part of the allowance for loan losses.

During the three and six months ended June 30, 2022 and 2021, there were no payment defaults on TDRs.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table summarizes the Company’s loan portfolio by credit quality indicator and loan portfolio segment as of June 30, 2022:

							Revolving	Revolving Loans
	Term Loans at Amortized Cost by Origination Year						Loans	Converted to
	2022	2021	2020	2019	2018	Prior	Amortized Cost	Term Loans	Total

	(in thousands)

As of June 30, 2022

Commercial real estate
Pass	$330,697	$427,181	$250,180	$273,804	$144,725	$387,436	$—	$—	$1,814,023
Special mention	—	—	—	—	22,557	419	—	—	22,976
Substandard	—	—	—	—	—	10,620	—	—	10,620
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate	330,697	427,181	250,180	273,804	167,282	398,475	—	—	1,847,619

Commercial and industrial
Pass	23,948	95,254	77,600	28,549	40,089	59,658	78,386	—	403,484
Special mention	—	5	—	—	58	49	—	—	112
Substandard	—	—	—	—	—	338	—	—	338
Doubtful	—	—	—	—	—	3,198	50	—	3,248
Total commercial and industrial	23,948	95,259	77,600	28,549	40,147	63,243	78,436	—	407,182

Commercial construction
Pass	31,471	92,080	13,279	20,230	195	1,507	—	—	158,762
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction	31,471	92,080	13,279	20,230	195	1,507	—	—	158,762

Residential real estate
Accrual	210,612	514,568	219,995	43,871	26,563	257,873	137,745	1,746	1,412,973
Nonaccrual			—	333	1,154	8,561	53	—	10,101
Total residential real estate	210,612	514,568	219,995	44,204	27,717	266,434	137,798	1,746	1,423,074

Consumer
Accrual	4,520	4,402	2,727	46,346	11,479	4,733	1,037	—	75,244
Nonaccrual	—	—	—	34	1	33	—	—	68
Total Consumer	4,520	4,402	2,727	46,380	11,480	4,766	1,037	—	75,312

Total Loans	$601,248	$1,133,490	$563,781	$413,167	$246,821	$734,425	$217,271	$1,746	$3,911,949

The following table presents the Company’s loans by risk rating at December 31, 2021:

	December 31, 2021
	Commercial	Commercial	Commercial
	Real Estate	Construction	and Industrial

	(in thousands)

Loans rated 1 - 6	$1,645,871	$136,563	$417,408
Loans rated 7	33,953	—	85
Loans rated 8	20,053	—	694
Loans rated 9	—	—	3,421
Loans rated 10	—	—	—
	$1,699,877	$136,563	$421,608

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The Company adopted CECL using the prospective transition approach for financial assets purchased with credit deterioration (“PCD”) that were previously classified as purchased credit impaired and accounted for under ASC 310-30 Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). In accordance with the standard, the Company did not reassess whether previously recognized purchased credit impaired (“PCI”) loans accounted for under prior accounting guidance met the criteria of a PCD loan as of the date of adoption. PCD loans are initially recorded at fair value along with an ACL determined using the same methodology as originated loans. The sum of the loan’s purchase price and ACL becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the ACL are recorded through provision for credit losses. The amortized cost basis as of June 30, 2022 of the PCD loans was $2.5 million.

Prior to January 1, 2022, ASC 310-30 required the following table that summarizes activity in the accretable yield for PCI loans:

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021

	(in thousands)

Balance at beginning of period	$138	$141
Additions	—	—
Accretion	(2)	(5)
Reclassification from nonaccretable difference	—	—
Balance at end of period	$136	$136

5.	MORTGAGE LOAN SERVICING

The Company sells residential mortgages to government-sponsored entities and other parties. The Company retains no beneficial interests in these loans, but may retain the servicing rights of the loans sold. Mortgage loans serviced for others are not included in the accompanying unaudited interim Consolidated Balance Sheets. The risks inherent in mortgage servicing rights (“MSRs”) relate primarily to changes in prepayments that primarily result from shifts in mortgage interest rates. The unpaid principal balance of mortgage loans serviced for others was $3.65 billion as of June 30, 2022 and December 31, 2021.

The Company accounts for MSRs at fair value. The Company obtains and reviews valuations from independent third parties to determine the fair value of MSRs. Key assumptions used in the estimation of fair value include prepayment speeds, discount rates, and default rates. At June 30, 2022 and December 31, 2021, the following weighted average assumptions were used in the calculation of fair value of MSRs:

	June 30,	December 31,
	2022	2021
Prepayment speed	7.20%	9.40%
Discount rate	9.24	9.20
Default rate	1.49	1.64

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following summarizes changes to MSRs for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)

Balance, beginning of period	$45,043	$33,939	$38,268	$24,833
Additions	1,225	4,568	2,715	10,265
Changes in fair value due to:
Reductions from loans paid off during the period	(771)	(1,501)	(1,604)	(3,100)
Changes in valuation inputs or assumptions	1,633	(1,051)	7,751	3,957
Balance, end of period	$47,130	$35,955	$47,130	$35,955

Contractually specified servicing fees, net of subservicing expense, included in other mortgage banking income amounted to $2.1 million and $4.0 million for the three and six months ended June 30, 2022 and $1.9 million and $3.5 million for the three and six months ended June 30, 2021.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

As of June 30, 2022 the Company had $69.8 million in goodwill, of which $59.0 million was allocated to the HarborOne Bank reporting unit and $10.8 million was allocated to the HarborOne Mortgage reporting unit. The Company typically performs its goodwill impairment test during the fourth quarter of the year, unless certain indicators suggest earlier testing to be warranted. Other intangible assets were $2.7 million and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company determined that there was no triggering event that warranted an interim impairment test at June 30, 2022.

7.	DEPOSITS

A summary of deposit balances, by type, is as follows:

	June 30,	December 31,
	2022	2021

	(in thousands)

NOW and demand deposit accounts	$1,091,993	$1,056,784
Regular savings and club accounts	1,282,913	1,138,979
Money market deposit accounts	885,673	858,970
Total non-certificate accounts	3,260,579	3,054,733

Term certificate accounts greater than $250,000	101,931	108,426
Term certificate accounts less than or equal to $250,000	385,423	419,490
Brokered deposits	100,000	100,000
Total certificate accounts	587,354	627,916
Total deposits	$3,847,933	$3,682,649

The Company has established a relationship to participate in a reciprocal deposit program with other financial institutions. The reciprocal deposit program provides access to FDIC-insured deposit products in aggregate amounts exceeding the current limits for depositors. At June 30, 2022 and December 31, 2021, total reciprocal deposits were $36.5 million and $43.8 million, respectively, consisting primarily of demand deposit accounts.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

A summary of certificate accounts by maturity at June 30, 2022 is as follows:

		Weighted
		Average
	Amount	Rate

	(dollars in thousands)

Within 1 year	$421,621	0.37%
Over 1 year to 2 years	127,833	1.03
Over 2 years to 3 years	24,707	0.99
Over 3 years to 4 years	10,509	0.67
Over 4 years to 5 years	2,866	0.72
Total certificate deposits	587,536	0.55%
Less unaccreted acquisition discount	(182)
Total certificate deposits, net	$587,354

8.BORROWINGS

Borrowed funds at June 30, 2022 and December 31, 2021 consist of Federal Home Loan Bank (“FHLB”) advances. Short-term advances were $90.0 million at June 30, 2022, with a weighted average rate of 1.70%. There were no short-term advances at December 31, 2021. Long-term advances are summarized by maturity date below.

	June 30, 2022			December 31, 2021
	Amount by		Weighted	Amount by		Weighted
	Scheduled	Amount by	Average	Scheduled	Amount by	Average
	Maturity*	Call Date (1)	Rate (2)	Maturity*	Call Date (1)	Rate (2)

	(dollars in thousands)

Year ending December 31:
2022	$—	$—	—%	$—	40,000	—%
2023	183	183	1.43	185	185	1.46
2024	13,400	13,400	1.39	13,400	13,400	1.39
2025	987	987	—	40,987	987	1.32
2026	—	—	—	—	—	—
2027 and thereafter	1,123	1,123	2.00	1,139	1,139	2.00
	$15,693	$15,693	1.35%	$55,711	$55,711	1.35%

* Includes an amortizing advance requiring monthly principal and interest payments.

(1) Callable FHLB advances are shown in the respective periods assuming that the callable debt is redeemed at the call date, while all other advances are shown in the periods corresponding to their scheduled maturity date.

(2) Weighted average rates are based on scheduled maturity dates.

The FHLB advances are secured by a blanket security agreement which requires the Bank to maintain certain qualifying assets as collateral, principally residential mortgage loans and certain multi-family and commercial real estate loans held in the Bank’s portfolio. The carrying value of the loans pledged as collateral for these borrowings totaled $1.24 billion at June 30, 2022 and $1.22 billion at December 31, 2021. As of June 30, 2022, the Company had $829.5 million of available borrowing capacity with the FHLB.

The Company also has additional borrowing capacity under a $25.0 million unsecured federal funds line with a correspondent bank and a secured line of credit with the Federal Reserve Bank of Boston (“FRBB”), secured by 68% of the carrying value of indirect auto and commercial loans with principal balances amounting to $97.8 million and $101.4 million at June 30, 2022 and December 31, 2021, respectively. No amounts were outstanding under either line at June 30, 2022 or December 31, 2021.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

On August 30, 2018, the Company issued $35.0 million in fixed-to-floating rate subordinated notes due 2028 (the “Notes”) in a private placement transaction to institutional accredited investors. The Notes bear interest at annual fixed rate of 5.625% until September 1, 2023 at which time the interest rate resets quarterly to an interest rate per annum equal to the three–month LIBOR plus 278 basis points. Interest is payable semi-annually on March 1 and September 1 each year through September 1, 2023 and quarterly thereafter. The Notes can be redeemed partially or in whole, prior to the maturity date beginning September 1, 2023 and on any scheduled interest payment date thereafter, at par. The Notes are carried on the Consolidated Balance Sheets net of unamortized issuance costs of $778,000 and $841,000 at June 30, 2022 and December 31, 2021, respectively.

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

The ACL on unfunded commitments amounted to $5.1 million at June 30, 2022. The activity in the ACL on unfunded commitments for the three months ended June 30, 2022 is presented below:

	Residential	Commercial	Commercial	Commercial
	Real Estate	Real Estate	Construction	and Industrial	Consumer	Total

	(in thousands)

Balance at March 31, 2022	$339	$538	$2,345	$604	$14	$3,840
Provision	(2)	(56)	1,293	20	1	1,256
	$337	$482	$3,638	$624	$15	$5,096

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The activity in the ACL on the unfunded commitments for the six months ended June 30, 2022 is presented below:

	Residential	Commercial	Commercial	Commercial
	Real Estate	Real Estate	Construction	and Industrial	Consumer	Total

	(in thousands)

Balance at December 31, 2021	$—	$—	$—	$—	$—	$—
Adoption of Topic 326	318	380	2,561	658	14	3,931
Provision	19	102	1,077	(34)	1	1,165
	$337	$482	$3,638	$624	$15	$5,096

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

The following off-balance sheet financial instruments were outstanding at June 30, 2022 and December 31, 2021. The contract amounts represent credit risk.

	June 30,	December 31,
	2022	2021

	(in thousands)

Commitments to grant residential real estate loans-HarborOne Mortgage	$153,938	$142,781
Commitments to grant other loans	103,802	27,029
Unadvanced funds on home equity lines of credit	229,509	211,120
Unadvanced funds on revolving lines of credit	251,995	223,110
Unadvanced funds on construction loans	294,452	194,101

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

As of June 30, 2022, the Company had one interest rate swap agreement with a notional amount of $100.0 million that was designated as a cashflow hedge of certificates of deposits. The interest rate swap agreement has an average maturity of 2.78 years, the current weighted average fixed rate paid is 0.67%, the weighted average 3-month LIBOR swap receive rate is 0.95%, and the fair value is $6.4 million. The Company expects approximately $2.5 million related to the cashflow hedge to be reclassified to interest expense, from other comprehensive income, in the next twelve months.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Interest Rate Swaps

The Company enters into interest rate swap agreements that are transacted to meet the financing needs of its commercial customers. Offsetting interest rate swap agreements are simultaneously transacted with a third-party financial institution to effectively eliminate the Company’s interest rate risk associated with the customer swaps. The primary risks associated with these transactions arise from exposure to the ability of the counterparties to meet the terms of the contract. At June 30, 2022, there were no securities pledged to secure the Company’s liability for the offsetting interest rate swaps (see Note 2). The interest rate swap notional amount is the aggregate notional amount of the customer swap and the offsetting third-party swap. The Company also assess the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determines whether the credit valuation adjustments are significant to the overall valuation of its derivatives. During 2021, a credit valuation adjustment related to an interest rate swap was determined to be significant and required a negative fair value adjustment of $430,000 which was included in other income. During the first quarter of 2022, the interest rate swap was terminated which resulted in a reversal of $329,000 to the negative fair value adjustment recorded in 2021 to a negative fair value adjustment of $101,000 at March 31, 2022.

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

The following tables presents the outstanding notional balances and fair values of outstanding derivative instruments:

		Assets		Liabilities
		Balance		Balance
	Notional	Sheet	Fair	Sheet	Fair
	Amount	Location	Value	Location	Value

	(in thousands)

June 30, 2022:
Derivatives designated as Hedging Instruments
Interest rate swaps	$100,000	Other assets	$6,431	Other liabilities	$—
Derivatives not designated as Hedging Instruments
Derivative loan commitments	$66,802	Other assets	$1,187	Other liabilities	$23
Forward loan sale commitments	64,500	Other assets	158	Other liabilities	216
Interest rate swaps	656,743	Other assets	15,894	Other liabilities	15,894
Risk participation agreements	124,742	Other assets	—	Other liabilities	—
Total			$23,670		$16,133

December 31, 2021:
Derivatives designated as Hedging Instruments
Interest rate swaps	$100,000	Other assets	$1,663	Other liabilities	$—
Derivatives not designated as Hedging Instruments
Derivative loan commitments	$86,134	Other assets	$1,527	Other liabilities	$95
Forward loan sale commitments	96,000	Other assets	56	Other liabilities	94
Interest rate swaps	740,235	Other assets	18,874	Other liabilities	19,214
Risk participation agreements	139,109	Other assets	—	Other liabilities	—
Total			$22,120		$19,403

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents the recorded net gains and losses pertaining to the Company’s derivative instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)

Derivatives designated as hedging instruments
(Loss) gain in OCI on derivatives (effective portion), net of tax	$(8,628)	$(174)	$(5,824)	$1,155
(Loss) gain reclassified from OCI into interest income or interest expense (effective portion)	$71	$(121)	$(40)	$(233)

Derivatives not designated as hedging instruments
Changes in fair value of derivative loan commitments
Mortgage banking income	$369	$(1,868)	$(268)	$(7,281)
Changes in fair value of forward loan sale commitments
Mortgage banking income	(1,676)	(3,422)	(21)	1,995
Changes in fair value of interest rate swaps
Other income	—	—	330	—
Total	$(1,307)	$(5,290)	$41	$(5,286)

11.	OPERATING LEASE RIGHT-OF-USE ASSETS AND LIABILITIES

Operating lease right-of-use (“ROU”) assets, included in other assets, were $26.5 million and $26.8 million at June 30, 2022 and December 31, 2021, respectively.

Operating lease liabilities, included in other liabilities and accrued expenses, were $28.1 million and $28.4 million at June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022 and December 31, 2021, there were no leases that had not yet commenced. At June 30, 2022, lease expiration dates ranged from five months to 36.2 years and have a weighted average remaining lease term of 16.4 years. At December 31, 2021, lease expiration dates ranged from 3 months to 36.1 years and had a weighted average remaining lease term of 16.7 years.

Future minimum lease payments under non-cancellable leases and a reconciliation to the amount recorded as operating lease liabilities as of June 30, 2022 were as follows:

June 30, 2022
(in thousands)

2022	$1,655
2023	3,179
2024	2,658
2025	2,496
2026	2,461
Thereafter	21,515
Total lease payments	33,964
Imputed interest	(5,860)
Total present value of operating lease liabilities	$28,104

The weighted-average discount rate and remaining lease term for operating leases were as follows:

	June 30, 2022	December 31, 2021
Weighted-average discount rate	1.96%	1.94%
Weighted-average remaining lease term (years)	16.41	16.77

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Rental expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease components, such as fair market value adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

The following table presents the components of total lease expense:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

	(in thousands)

Lease Expense:
Operating lease expense	$822	$658	$1,636	$1,290
Short-term lease expense	37	29	68	70
Variable lease expense	—	10	—	19
Sublease income	(5)	—	(5)	—
Total lease expense	$854	$697	$1,699	$1,379
Other Information
Cash paid for amounts included in the measurement of lease liabilities-
operating cash flows for operating leases	802	746	1,601	1,422
Operating Lease - Operating cash flows (Liability reduction)	672	621	1,340	1,180
Right-of-use assets obtained in exchange for new operating lease liabilities	778	2,380	1,083	27,087

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

At June 30, 2022, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The capital levels of both the Company and the Bank at June 30, 2022 also exceeded the minimum capital requirements, including the currently applicable capital conservation buffer of 2.5%.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The Company’s and the Bank’s actual regulatory capital ratios as of June 30, 2022 and December 31, 2021 are presented in the table below.

					Minimum Required to be
					Considered "Well Capitalized"
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)

HarborOne Bancorp, Inc.
June 30, 2022
Common equity Tier 1 capital to risk-weighted assets	$586,990	14.5%	$182,699	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	586,990	14.5	243,599	6.0	N/A	N/A
Total capital to risk-weighted assets	670,646	16.5	324,799	8.0	N/A	N/A
Tier 1 capital to average assets	586,990	12.8	182,828	4.0	N/A	N/A

December 31, 2021
Common equity Tier 1 capital to risk-weighted assets	$608,804	16.4%	$167,475	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	608,804	16.4	223,300	6.0	N/A	N/A
Total capital to risk-weighted assets	689,181	18.5	297,733	8.0	N/A	N/A
Tier 1 capital to average assets	608,804	13.6	179,710	4.0	N/A	N/A

HarborOne Bank
June 30, 2022
Common equity Tier 1 capital to risk-weighted assets	$504,759	12.4%	$182,682	4.5%	$263,874	6.5%
Tier 1 capital to risk-weighted assets	504,759	12.4	243,576	6.0	324,768	8.0
Total capital to risk-weighted assets	553,415	13.6	324,768	8.0	405,960	10.0
Tier 1 capital to average assets	504,759	11.0	182,792	4.0	228,491	5.0

December 31, 2021
Common equity Tier 1 capital to risk-weighted assets	$485,239	13.1%	$166,660	4.5%	$240,731	6.5%
Tier 1 capital to risk-weighted assets	485,239	13.1	222,214	6.0	296,285	8.0
Total capital to risk-weighted assets	530,616	14.3	296,285	8.0	370,356	10.0
Tier 1 capital to average assets	485,239	10.9	178,279	4.0	222,849	5.0

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

The components of accumulated other comprehensive (loss) income, included in stockholders’ equity, are as follows:

	June 30,	December 31,
	2022	2021

	(in thousands)

Cash flow hedge:
Net unrealized gain	$6,431	$1,663
Related tax effect	(1,806)	(466)
Total accumulated other comprehensive income	$4,625	$1,197

Securities available for sale:
Net unrealized loss	$(49,887)	$(3,635)
Related tax effect	10,995	801
Total accumulated other comprehensive loss	$(38,892)	$(2,834)

The following tables present changes in accumulated other comprehensive (loss) income by component for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022			2021

	Available	Cash		Available	Cash
	for Sale	Flow		for Sale	Flow
	Securities	Hedge	Total	Securities	Hedge	Total

	(in thousands)

Balance at beginning of period	$(23,048)	$4,001	$(19,047)	$(476)	$316	$(160)

Other comprehensive (loss) income before reclassifications	(20,323)	939	(19,384)	1,493	(363)	1,130
Amounts reclassified from accumulated other comprehensive income (loss)	—	(71)	(71)	—	121	121
Net current period other comprehensive (loss) income	(20,323)	868	(19,455)	1,493	(242)	1,251
Related tax effect	4,479	(244)	4,235	(330)	68	(262)
Balance at end of period	$(38,892)	$4,625	$(34,267)	$687	$142	$829

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

	Six Months Ended June 30,
	2022			2021

	Available	Cash		Available	Cash
	for Sale	Flow		for Sale	Flow
	Securities	Hedge	Total	Securities	Hedge	Total

	(in thousands)

Balance at beginning of period	$(2,834)	$1,197	$(1,637)	$3,198	$(1,013)	$2,185

Other comprehensive (loss) income before reclassifications	(46,252)	4,728	(41,524)	(3,220)	1,370	(1,850)
Amounts reclassified from accumulated other comprehensive income (loss)	—	40	40	—	233	233
Net current period other comprehensive (loss) income	(46,252)	4,768	(41,484)	(3,220)	1,603	(1,617)
Related tax effect	10,194	(1,340)	8,854	709	(448)	261
Balance at end of period	$(38,892)	$4,625	$(34,267)	$687	$142	$829

14.	FAIR VALUE OF ASSETS AND LIABILITIES

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

The following methods and assumptions were used by the Company in estimating fair value disclosures:

Debt Securities – Available-for-sale debt securities are recorded at fair value on a recurring basis. When available, the Company uses quoted market prices to determine the fair value of debt securities; such items are classified as Level 1. There were no Level 1 securities held at June 30, 2022 and December 31, 2021.

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

Debt securities not actively traded whose fair value is determined through the use of cash flows utilizing inputs that are unobservable are classified as Level 3. There were no Level 3 securities held at June 30, 2022 and December 31, 2021.

Loans held for sale - The fair value of mortgage loans held for sale is estimated based on current market prices for similar loans in the secondary market and therefore are classified as Level 2 assets. There were no mortgage loans held for sale 90 days or more past due as of June 30, 2022 and December 31, 2021.

Collateral-Dependent Impaired Loans - The fair value of collateral-dependent loans that are deemed to be impaired is determined based upon the fair value of the underlying collateral. Such collateral primarily consists of real estate and, to

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

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

Forward loan sale commitments and derivative loan commitments - Forward loan sale commitments and derivative loan commitments are based on fair values of the underlying mortgage loans and the probability of such commitments being exercised. The assumptions for pull-through rates are derived from internal data and adjusted using management judgment. Derivative loan commitments include the value of servicing rights and non-refundable costs of originating the loan based on the Company’s internal cost analysis that is not observable. The weighted average pull-through rate for derivative loan commitments was approximately 86% and 88% at June 30, 2022 and December 31, 2021, respectively.

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

Although the Company has determined that the majority of the inputs used to value its interest rate swaps and risk participation agreements fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with interest rate contracts and risk participation agreements utilize Level 3 inputs, such as estimates of current credit spreads

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

to evaluate the likelihood of default by the Company and its counterparties. As of June 30, 2022 and December 31, 2021, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company classified its derivative valuations in their entirety as Level 2.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

				Total
	Level 1	Level 2	Level 3	Fair Value

	(in thousands)

June 30, 2022
Assets

Securities available for sale	$—	$334,398	$—	$334,398
Loans held for sale	—	31,679	—	31,679
Mortgage servicing rights	—	47,130	—	47,130
Derivative loan commitments	—	—	1,187	1,187
Forward loan sale commitments	—	—	158	158
Interest rate management agreements	—	6,431	—	6,431
Interest rate swaps	—	15,894	—	15,894
	$—	$435,532	$1,345	$436,877
Liabilities

Derivative loan commitments	$—	$—	$23	$23
Forward loan sale commitments	—	—	216	216
Interest rate swaps	—	15,894	—	15,894
	$—	$15,894	$239	$16,133

December 31, 2021
Assets

Securities available for sale	$—	$394,036	$—	$394,036
Loans held for sale	—	45,642	—	45,642
Mortgage servicing rights	—	38,268	—	38,268
Derivative loan commitments	—	—	1,527	1,527
Forward loan sale commitments	—	—	56	56
Interest rate management agreements	—	1,663	—	1,663
Interest rate swaps	—	18,874	—	18,874
	$—	$498,483	$1,583	$500,066
Liabilities

Derivative loan commitments	$—	$—	$95	$95
Forward loan sale commitments	—	—	94	94
Interest rate swaps	—	19,214	—	19,214
	$—	$19,214	$189	$19,403

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The table below presents, for the three and six months ended June 30, 2022 and 2021, the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)

Assets: Derivative and Forward Loan Sale Commitments:

Balance at beginning of period	$2,864	$10,225	$1,583	$12,623

Total gains losses included in net income (1)	(1,520)	(5,091)	(239)	(7,489)
Balance at end of period	$1,344	$5,134	$1,344	$5,134

Changes in unrealized gains relating to instruments at period end	$1,344	$5,134	$1,344	$5,134

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)

Liabilities: Derivative and Forward Loan Sale Commitments:

Balance at beginning of period	$(452)	$(143)	$(189)	$(2,545)

Total gains (losses) included in net income (1)	213	(199)	(50)	2,203
Balance at end of period	$(239)	$(342)	$(239)	$(342)

Changes in unrealized losses relating to instruments at period end	$(239)	$(342)	$(239)	$(342)

(1) Included in mortgage banking income on the Consolidated Statements of Net Income.

Assets Measured at Fair Value on a Non-recurring Basis

The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with GAAP. The following is a summary of applicable non-recurring fair value measurements. There are no liabilities measured at fair value on a non-recurring basis.

	June 30, 2022			December 31, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

	(in thousands)

Collateral-dependent impaired loans	$—	$—	$8,850	$—	$—	$21,615
Other real estate owned and repossessed assets	—	—	—	—	—	53
	$—	$—	$8,850	$—	$—	$21,668

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Losses in the following table represent the amount of the fair value adjustments recorded during the period on the carrying value of the assets held at June 30, 2022 and December 31, 2021, respectively. Losses on fully charged off loans are not included in the table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)

Collateral-dependent impaired loans	$9	$1,517	$819	$2,877
Other real estate owned and repossessed assets	—	2	—	24
	$9	$1,519	$819	$2,901

The table below presents quantitative information about significant unobservable inputs (Level 3) for assets measured at fair value on a nonrecurring basis at the dates indicated.

	Fair Value
	June 30,	December 31,	Valuation Technique
	2022	2021

	(in thousands)

Collateral-dependent impaired loans	$5,717	$21,615	Sales Comparison Approach (1)
Real estate owned and repossessed assets	$—	$—

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

	June 30, 2022
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total

	(in thousands)

Financial assets:
Cash and cash equivalents	$84,338	$84,338	$—	$—	$84,338
Securities available for sale	334,398	—	334,398	—	334,398
Securities held to maturity	10,000	—	9,832	—	9,832
Federal Home Loan Bank stock	5,625	N/A	N/A	N/A	N/A
Loans held for sale	31,679	—	31,679	—	31,679
Loans, net	3,868,389	—	—	3,792,952	3,792,952
Retirement plan annuities	14,393	—	—	14,393	14,393
Accrued interest receivable	11,305	—	11,305	—	11,305

Financial liabilities:
Deposits	3,847,933	—	—	3,833,716	3,833,716
Borrowed funds	105,693	—	104,994	—	104,994
Subordinated debt	34,222	—	—	30,526	30,526
Mortgagors' escrow accounts	9,639	—	—	9,639	9,639
Accrued interest payable	908	—	908	—	908

Derivative loan commitments:
Assets	1,187	—	—	1,187	1,187
Liabilities	23	—	—	23	23

Interest rate management agreements:
Assets	6,431	—	6,431	—	6,431
Liabilities	—	—	—	—	—

Interest rate swap agreements:
Assets	15,894	—	15,894	—	15,894
Liabilities	15,894	—	15,894	—	15,894

Forward loan sale commitments:
Assets	158	—	—	158	158
Liabilities	216	—	—	216	216

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

	December 31, 2021
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total

	(in thousands)

Financial assets:
Cash and cash equivalents	$194,719	$194,719	$—	$—	$194,719
Securities available for sale	394,036	—	394,036	—	394,036
Federal Home Loan Bank stock	5,931	N/A	N/A	N/A	N/A
Loans held for sale	45,642	—	45,642	—	45,642
Loans, net	3,562,356	—	—	3,558,934	3,558,934
Retirement plan annuities	14,174	—	—	14,174	14,174
Accrued interest receivable	10,624	—	10,624	—	10,624

Financial liabilities:
Deposits	3,682,649	—	—	3,683,465	3,683,465
Borrowed funds	55,711	—	55,765	—	55,765
Subordinated debt	34,159	—	—	35,790	35,790
Mortgagors' escrow accounts	8,459	—	—	8,459	8,459
Accrued interest payable	1,083	—	1,083	—	1,083

Derivative loan commitments:
Assets	1,527	—	—	1,527	1,527
Liabilities	95	—	—	95	95

Interest rate management agreements:
Assets	1,663	—	1,663	—	1,663
Liabilities	—	—	—	—	—

Interest rate swap agreements:
Assets	18,874	—	18,874	—	18,874
Liabilities	19,214	—	19,214	—	19,214

Forward loan sale commitments:
Assets	56	—	—	56	56
Liabilities	94	—	—	94	94

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

15.	EARNINGS PER SHARE (“EPS”)

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

The following table presents earnings per common share.

	Three Months Ended June 30,
	2022	2021

Net income available to common stockholders (in thousands)	$9,987	$14,276

Average number of common shares outstanding	50,487,259	55,515,445
Less: Average unallocated ESOP shares and non-vested restricted shares	(3,506,429)	(3,737,152)
Weighted average number of common shares outstanding used to calculate basic earnings per common share	46,980,830	51,778,293
Dilutive effect of share-based compensation	555,203	871,778
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	47,536,033	52,650,071

Earnings per common share:
Basic	$0.21	$0.28
Diluted	$0.21	$0.27

	Six Months Ended June 30,
	2022	2021

Net income available to common stockholders (in thousands)	$22,254	$33,668

Average number of common shares outstanding	50,941,367	55,921,587
Less: Average unallocated ESOP shares and non-vested restricted shares	(3,535,110)	(3,765,833)
Weighted average number of common shares outstanding used to calculate basic earnings per common share	47,406,257	52,155,754
Dilutive effect of share-based compensation	704,606	667,600
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	48,110,863	52,823,354

Earnings per common share:
Basic	$0.47	$0.65
Diluted	$0.46	$0.64

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

16.	REVENUE RECOGNITION

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Information about the reportable segments and reconciliation to the unaudited interim Consolidated Financial Statements at June 30, 2022 and 2021 and for the three and six months then ended is presented in the tables below.

	Three Months Ended June 30, 2022
	HarborOne	HarborOne
	Bank	Mortgage	Consolidated

	(in thousands)

Net interest and dividend income	$37,246	$411	$37,195
Provision for credit losses	2,546	—	2,546
Net interest and dividend income, after provision for credit losses	34,700	411	34,649
Mortgage banking income:
Gain on sale of mortgage loans	—	4,538	4,538
Intersegment gain (loss)	(1,095)	1,097	—
Changes in mortgage servicing rights fair value	127	735	862
Other	219	2,393	2,612
Total mortgage banking income (loss)	(749)	8,763	8,012
Other noninterest income	6,084	7	6,091
Total noninterest income	5,335	8,770	14,103
Noninterest expense	27,131	7,242	34,954
Income before income taxes	12,904	1,939	13,798
Provision for income taxes	3,550	549	3,811
Net income	$9,354	$1,390	$9,987

	Six Months Ended June 30, 2022
	HarborOne	HarborOne
	Bank	Mortgage	Consolidated

	(in thousands)

Net interest and dividend income	$70,670	$761	$70,465
Provision for credit losses	2,884	—	2,884
Net interest and dividend income, after provision for credit losses	67,786	761	67,581
Mortgage banking income:
Gain on sale of mortgage loans	—	9,860	9,860
Intersegment gain (loss)	(1,703)	1,934	—
Changes in mortgage servicing rights fair value	717	5,430	6,147
Other	452	4,718	5,170
Total mortgage banking income (loss)	(534)	21,942	21,177
Other noninterest income	11,971	16	11,987
Total noninterest income	11,437	21,958	33,164
Noninterest expense	53,956	15,003	69,789
Income before income taxes	25,267	7,716	30,956
Provision for income taxes	7,107	2,090	8,702
Net income	$18,160	$5,626	$22,254

Total assets at period end	$4,718,584	$149,186	$4,704,044
Goodwill at period end	$59,042	$10,760	$69,802

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

	Three Months Ended June 30, 2021

	HarborOne	HarborOne
	Bank	Mortgage	Consolidated

	(in thousands)

Net interest and dividend income	$32,134	$855	$32,530
Provision (benefit) for credit losses	(4,286)	—	(4,286)
Net interest and dividend income, after provision (benefit) for credit losses	36,420	855	36,816
Mortgage banking income:
Gain on sale of mortgage loans	—	14,262	14,262
Intersegment gain (loss)	(910)	910	—
Changes in mortgage servicing rights fair value	(419)	(2,133)	(2,552)
Other	276	3,799	4,075
Total mortgage banking income (loss)	(1,053)	16,838	15,785
Other noninterest income	5,898	20	5,918
Total noninterest income	4,845	16,858	21,703
Noninterest expense	24,128	14,101	38,598
Income before income taxes	17,137	3,612	19,921
Provision for income taxes	4,863	1,013	5,645
Net income	$12,274	$2,599	$14,276

	Six Months Ended June 30, 2021

	HarborOne	HarborOne
	Bank	Mortgage	Consolidated

	(in thousands)

Net interest and dividend income	$63,382	$2,105	$64,582
Provision (benefit) for credit losses	(4,195)	—	(4,195)
Net interest and dividend income, after provision (benefit) for credit losses	67,577	2,105	68,777
Mortgage banking income:
Gain on sale of mortgage loans	—	39,064	39,064
Intersegment gain (loss)	(1,572)	1,572	—
Changes in mortgage servicing rights fair value	(133)	990	857
Other	576	8,014	8,590
Total mortgage banking income (loss)	(1,129)	49,640	48,511
Other noninterest income	10,989	12	11,001
Total noninterest income	9,860	49,652	59,512
Noninterest expense	48,591	32,158	81,400
Income before income taxes	28,846	19,599	46,889
Provision for income taxes	8,298	5,346	13,221
Net income	$20,548	$14,253	$33,668

Total assets at period end	$4,631,734	$233,818	$4,616,422
Goodwill at period end	$59,042	$10,760	$69,802

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section is intended to assist in the understanding of the financial performance of the Company and its subsidiaries through a discussion of our financial condition at June 30, 2022, and our results of operations for the six months ended June 30, 2022 and 2021. This section should be read in conjunction with the unaudited interim Consolidated Financial Statements and Notes thereto of the Company appearing in Part I, Item 1 of this Form 10-Q.

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

Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. The Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among others, factors referenced herein under the section captioned “Risk Factors”; the ongoing disruptions due to the COVID-19 pandemic; changes in general business and economic conditions on a national basis and in the local markets in which the Company operates; changes in customer behavior due to changing political, business and economic conditions, including concerns about inflation; the possibility that future credit losses, loan defaults and charge-off rates are higher than expected due to changes in economic assumptions or adverse economic developments; ongoing turbulence in the capital and debt markets; changes in interest rates; decreases in the value of securities and other assets; decreases in deposit levels necessitating increased borrowing to fund loans and investments; competitive pressures from other financial institutions; operational risks including, but not limited to, cybersecurity incidents, fraud, natural disasters, war, terrorism, civil unrest and future pandemics; changes in accounting standards and practices; the risk that goodwill and intangibles recorded in our financial statements will become impaired; risks related to the implementation of acquisitions, dispositions, and restructurings, including the risk that acquisitions may not produce results at levels or within time frames originally anticipated; the risk that we may not be successful in the implementation of our business strategy; changes in assumptions used in making such forward-looking statements; and the other risks and uncertainties detailed in the Company’s Annual Report on Form 10-K and updated in this Quarterly Reports on Form 10-Q and other filings submitted to the Securities and Exchange Commission. Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

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

COVID-19 Update

While asset quality continues to improve, the continued uncertainty regarding the COVID-19 pandemic, inflation and the related economic effects on credit quality could continue to affect the accounting for credit losses. Management continues to evaluate our loan portfolio, particularly the commercial loan portfolio. Management identified five sectors as the most susceptible to increased credit risk at the outset of the COVID-19 pandemic: retail, office space, hotels, restaurants, and recreation. Management continues to monitor certain credit types within those sectors that may be susceptible to increased credit risk as a result of trends that were precipitated by the COVID-19 pandemic and may be exacerbated by current economic conditions. Management is focused on business-oriented hotels, non-anchored retail space and metro office space. As of June 30, 2022, business-oriented hotels included 14 loans with a total outstanding balance of $123.3 million, non-anchored retail space included 35 loans with a total outstanding balance of $58.8 million and metro office space included 2 loans with a total outstanding balance of $14.9 million. As of June 30, 2022, there were two business-oriented hotel credits with a carrying value of $10.6 million that were on nonaccrual. The other loans in these groups were performing in accordance with their terms.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Comparison of Financial Condition at June 30, 2022 and December 31, 2021

Total Assets.  Total assets increased $150.6 million, or 3.3%, to $4.70 billion at June 30, 2022 from $4.55 billion at December 31, 2021. The increase primarily reflects an increase of $304.2 million in loans, partially offset by decreases of $110.4 million in cash and cash equivalents and $59.6 million in securities available for sale.

Cash and Cash Equivalents.  Cash and cash equivalents decreased $110.4 million to $84.3 million at June 30, 2022 from $194.7 million at December 31, 2021 and was primarily used to fund loan growth.

Loans Held for Sale.  Loans held for sale at June 30, 2022 were $31.7 million, a decrease of $13.9 million from $45.6 million at December 31, 2021, as rising interest rates on residential mortgage loans dampened loan demand.

Loans, net.  Net loans increased $306.0 million, or 8.6%, to $3.87 billion at June 30, 2022 from $3.56 billion at December 31, 2021. The following table sets forth information concerning the composition of loans:

	June 30,	December 31,	Increase (Decrease)
	2022	2021	Dollars	Percent

	(dollars in thousands)

Residential real estate:
One- to four-family	$1,229,950	$1,047,819	$182,131	17.4%
Second mortgage and equity lines of credit	151,683	136,853	14,830	10.8
Residential construction	41,441	33,308	8,133	24.4
Total residential real estate loans	1,423,074	1,217,980	205,094	16.8
Commercial:
Commercial real estate	1,847,619	1,699,877	147,742	8.7
Commercial construction	158,762	136,563	22,199	16.3
Commercial and industrial	407,182	421,608	(14,426)	(3.4)
Total commercial loans	2,413,563	2,258,048	155,515	6.9

Consumer loans	75,312	131,705	(56,393)	(42.8)

Total loans	3,911,949	3,607,733	304,216	8.4 `
Allowance for loan losses	(43,560)	(45,377)	1,817	4.0
Loans, net	$3,868,389	$3,562,356	$306,033	8.6%

The increase in net loans is primarily due to commercial real estate and residential real estate loan growth. Excluding the change in U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans, commercial and industrial loans increased $9.3 million. The increase in one- to four-family loans includes a purchased pool of $58.1 million. The allowance for loan losses was $43.6 million at June 30, 2022 and $45.4 million at December 31, 2021. The Company adopted Accounting Standards Update No. 2016-13, commonly referred to as CECL, on January 1, 2022. The decrease reflects the adoption of the CECL accounting methodology, as well as the impact of net charge-offs in the first quarter of 2022, partially offset by net recoveries in the second quarter of 2022. See additional disclosure in the Asset Quality section under the caption “Allowance for credit losses on loans.”

Securities.  Total investment securities at June 30, 2022 were $344.4 million, a decrease of $49.6 million, or 12.6%, from $394.0 million at December 31, 2021. Securities available for sale were negatively impacted by unrealized losses of $49.9 million as June 30, 2022, as compared to $3.6 million of unrealized losses as of December 31, 2021. Securities held to maturity amounted to $10.0 million at June 30, 2022 and reflects the purchase of a two, $5.0 million U.S. government agency notes during the second quarter of 2022. During the six months ended June 30, 2022 purchases of available-for-sale securities included $10.0 million of mortgage-backed securities, $5.0 million of U.S. government agency notes and $1.0 million of corporate bonds.

Mortgage servicing rights.  Mortgage servicing rights (“MSRs”) are created as a result of our mortgage banking origination activities and accounted for at fair value. At June 30, 2022, we serviced mortgage loans for others with an

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

aggregate outstanding principal balance of $3.65 billion. Total MSRs were $47.1 million at June 30, 2022 and $38.3 million at December 31, 2021.

Management has made the strategic decision not to hedge mortgage servicing assets at present. Therefore, any future declines in interest rates would likely cause decreases in the fair value of the MSRs, and a corresponding decrease in earnings, whereas increases in interest rates would result in increases in fair value, and a corresponding increase in earnings. MSRs recorded during the period of July 2021 through December 2021 may be less sensitive to falling rates in the future as they were originated in a low mortgage rate environment.

Deposits.  Deposits increased $165.3 million, or 4.5%, to $3.85 billion at June 30, 2022 from $3.68 billion at December 31, 2021. The following table sets forth information concerning the composition of deposits:

	June 30,	December 31,	Increase (Decrease)
	2022	2021	Dollars	Percent

	(dollars in thousands)

Noninterest-bearing deposits	$775,154	$743,051	$32,103	4.3%
NOW accounts	316,771	313,684	3,087	1.0
Regular savings	1,282,913	1,138,980	143,933	12.6
Money market accounts	507,746	548,830	(41,084)	(7.5)
Term certificate accounts	485,985	527,548	(41,563)	(7.9)
Consumer and business deposits	3,368,569	3,272,093	96,476	2.9
Municipal deposits	379,364	310,556	68,808	22.2
Wholesale deposits	100,000	100,000	—	—
Total deposits	$3,847,933	$3,682,649	$165,284	4.5%

Reciprocal deposits	$36,504	$43,757	$(7,253)	(16.6)%

The growth in deposits was driven by an increase of $96.5 million in consumer and business deposits. Consumer and business deposit growth was primarily a response to marketing and promotions of retail products and customers maintaining liquidity due to market uncertainty. At June 30, 2022, wholesale deposits were brokered deposits of $100.0 million. We participate in a reciprocal deposit program that provides access to FDIC-insured deposit products in aggregate amounts exceeding the current limits for depositors. Total deposits included $36.5 million in reciprocal deposits. The wholesale deposits provide a channel for the Company to seek additional funding outside the Company’s core market.

Stockholders’ equity.  Total stockholders’ equity was $624.5 million at June 30, 2022, compared to $679.3 million at December 31, 2021 and $705.5 million at June 30, 2021. Stockholders’ equity decreased 8.1% when compared to the year ended December 31, 2021 as earnings were offset by share repurchases and elevated levels of unrealized losses on available-for-sale investment securities included in other comprehensive income. The Company commenced its fourth share repurchase program on April 12, 2022 and purchased shares 1,337,602 at an average price of $13.83 through June 30, 2022. The Company completed its third share repurchase program on March 25, 2022 of 2,668,159 shares at an average price of $14.64. The tangible-common-equity to tangible-assets ratio was 11.92% at June 30, 2022, 13.53% at December 31, 2021, and 13.91% at June 30, 2021.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Comparison of Results of Operations for the Three Months and Six Months Ended June 30, 2022 and 2021

HarborOne Bancorp, Inc. Consolidated

Overview.  Consolidated net income for the three and six months ended June 30, 2022 was $10.0 million and $22.3 million, respectively, compared to net income of $14.3 million and $33.7 million for the three and six months ended June 30, 2021.

Average Balances and Yields.  The following tables set forth average balance sheets, annualized average yields and costs, and certain other information for the periods indicated, on a consolidated basis. Interest income on tax-exempt securities has been adjusted to a fully taxable-equivalent basis using a federal tax rate of 21%. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

	Three Months Ended June 30,
	2022			2021
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

	(dollars in thousands)

Interest-earning assets:
Investment securities (1)	$391,448	$1,873	1.92%	$325,205	$793	0.98%
Other interest-earning assets	64,678	131	0.81	397,979	136	0.14
Loans held for sale	29,474	331	4.51	115,240	852	2.97
Loans
Commercial loans (2)	2,384,630	25,295	4.25	2,152,105	22,079	4.11
Residential real estate loans (2)	1,330,772	11,182	3.37	1,064,481	9,747	3.67
Consumer loans (2)	88,943	1,045	4.71	205,856	2,280	4.44
Total loans	3,804,345	37,522	3.96	3,422,442	34,106	4.00
Total interest-earning assets	4,289,945	39,857	3.73	4,260,866	35,887	3.38
Noninterest-earning assets	311,998			339,438
Total assets	$4,601,943			$4,600,304
Interest-bearing liabilities:
Savings accounts	$1,266,912	626	0.20	$1,118,494	461	0.17
NOW accounts	311,241	38	0.05	231,075	41	0.07
Money market accounts	885,305	635	0.30	853,586	417	0.20
Certificates of deposit	484,484	670	0.55	589,964	1,229	0.84
Brokered deposits	100,000	50	0.20	100,000	154	0.62
Total interest-bearing deposits	3,047,942	2,019	0.27	2,893,119	2,302	0.32
FHLB advances	34,763	119	1.36	96,823	531	2.20
Subordinated debentures	34,207	524	6.14	34,080	524	6.17
Total borrowings	68,970	643	3.74	130,903	1,055	3.23
Total interest-bearing liabilities	3,116,912	2,662	0.34	3,024,022	3,357	0.45
Noninterest-bearing liabilities:
Noninterest-bearing deposits	768,088			784,521
Other noninterest-bearing liabilities	75,186			88,577
Total liabilities	3,960,186			3,897,120
Total equity	641,757			703,184
Total liabilities and equity	$4,601,943			$4,600,304
Net interest income as reported		37,195			32,530
Interest rate spread (3)			3.39%			2.93%
Net interest-earning assets (4)	$1,173,033			$1,236,844
Net interest margin (5)			3.48%			3.06%
Ratio of interest-earning assets to interest-bearing liabilities	137.63%			140.90%

Supplemental information:
Total deposits, including demand deposits	$3,816,030	$2,019		$3,677,640	$2,302
Cost of total deposits			0.21%			0.25%
Total funding liabilities, including demand deposits	$3,885,000	$2,662		$3,808,543	$3,357
Cost of total funding liabilities			0.27%			0.35%

(1) Includes securities available for sale and securities held to maturity.
(2) Includes nonaccruing loan balances and interest received on such loans.
(3) Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4) Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5) Net interest margin represents net interest income divided by average total interest-earning assets.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

	Six Months Ended June 30,
	2022			2021
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

	(dollars in thousands)

Interest-earning assets:
Investment securities (1)	392,401	3,574	1.84	298,430	1,378	0.93
Other interest-earning assets	107,386	192	0.36	289,853	214	0.15
Loans held for sale	29,657	595	4.05	154,117	2,176	2.85
Loans
Commercial loans (2)	2,338,245	47,390	4.09	2,156,566	42,859	4.01
Residential real estate loans (2)	1,276,041	21,324	3.37	1,074,332	20,087	3.77
Consumer loans (2)	103,512	2,384	4.64	229,304	5,020	4.41
Total loans	3,717,798	71,098	3.86	3,460,202	67,966	3.96
Total interest-earning assets	4,247,242	75,459	3.58	4,202,602	71,734	3.44
Noninterest-earning assets	319,362			403,990
Total assets	$4,566,604			$4,606,592
Interest-bearing liabilities:
Savings accounts	$1,216,578	992	0.16	$1,088,822	998	0.18
NOW accounts	306,287	74	0.05	221,731	78	0.07
Money market accounts	872,122	938	0.22	857,530	977	0.23
Certificates of deposit	503,243	1,399	0.56	598,977	2,673	0.90
Brokered deposits	100,000	237	0.48	100,000	296	0.60
Total interest-bearing deposits	2,998,230	3,640	0.24	2,867,060	5,022	0.35
FHLB advances	45,176	307	1.37	99,588	1,083	2.19
Subordinated debentures	34,190	1,047	6.18	34,063	1,047	6.20
Total borrowings	79,366	1,354	3.44	133,651	2,130	3.21
Total interest-bearing liabilities	3,077,596	4,994	0.33	3,000,711	7,152	0.48
Noninterest-bearing liabilities:
Noninterest-bearing deposits	753,414			745,613
Other noninterest-bearing liabilities	80,943			155,640
Total liabilities	3,911,953			3,901,964
Total equity	654,651			704,628
Total liabilities and equity	$4,566,604			$4,606,592
Net interest income as reported		70,465			64,582
Interest rate spread (3)			3.25%			2.96%
Net interest-earning assets (4)	$1,169,646			$1,201,891
Net interest margin (5)			3.35%			3.10%
Ratio of interest-earning assets to interest-bearing liabilities	138.01%			140.05%

Supplemental information:
Total deposits, including demand deposits	$3,751,644	$3,640		$3,612,673	$5,022
Cost of total deposits			0.20%			0.28%
Total funding liabilities, including demand deposits	$3,831,010	$4,994		$3,746,324	$7,152
Cost of total funding liabilities			0.26%			0.38%

(1) Includes securities available for sale and securities held to maturity.
(2) Includes nonaccruing loan balances and interest received on such loans.
(3) Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2022 v. 2021			2022 v. 2021
	Increase (Decrease) Due to Changes in		Total	Increase (Decrease) Due to Changes in		Total
	Volume	Rate	Increase (Decrease)	Volume	Rate	Increase (Decrease)

	(in thousands)

Interest-earning assets:
Investment securities	$135	$945	$1,080	$338	$1,858	$2,196
Other interest-earning assets	(33)	28	(5)	(77)	55	(22)
Loans held for sale	(442)	(79)	(521)	(1,289)	(292)	(1,581)
Loans
Commercial loans	2,612	604	3,216	3,783	748	4,531
Residential real estate loans	2,275	(840)	1,435	3,530	(2,293)	1,237
Consumer loans	(1,218)	(17)	(1,235)	(2,638)	2	(2,636)
Total loans	3,669	(253)	3,416	4,675	(1,543)	3,132
Total interest-earning assets	3,329	641	3,970	3,647	78	3,725
Interest-bearing liabilities:
Savings accounts	47	118	165	112	(118)	(6)
NOW accounts	12	(15)	(3)	24	(28)	(4)
Money market accounts	16	202	218	17	(56)	(39)
Certificates of deposit	(194)	(365)	(559)	(379)	(895)	(1,274)
Brokered deposit	—	(104)	(104)	—	(59)	(59)
Total interest-bearing deposits	(119)	(164)	(283)	(226)	(1,156)	(1,382)
FHLB advances	(258)	(154)	(412)	(464)	(312)	(776)
Subordinated debentures	2	(2)	—	4	(4)	—
Total borrowings	(256)	(156)	(412)	(460)	(316)	(776)
Total interest-bearing liabilities	(375)	(320)	(695)	(686)	(1,472)	(2,158)
Change in net interest income	$3,704	$961	$4,665	$4,333	$1,550	$5,883

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Interest and Dividend Income.  Interest and dividend income on a tax equivalent basis increased $4.0 million, or 11.1%, to $39.9 million for the three months ended June 30, 2022, compared to $35.9 million for the three months ended June 30, 2021. The significant components of the increase were:

●	Interest and fees on loans increased $3.4 million, or 10.0%, reflecting loan growth, partially offset by a slight decrease in the yield. Interest on loans for three months ended June 30, 2022, included $1.1 million in prepayment penalties on commercial loans, $353,000 in accretion income from fair value discounts on acquired loans, and $368,000 from the recognition of deferred fees on PPP loans. The same period in 2021 included $244,000 in prepayment penalties, $1.0 million in accretion income and $1.3 million in recognition of PPP loan fees.

●	Interest income on securities increased $1.1 million, or a 136.2%, reflecting the increase in average balance and rate.

●	Interest on loans held for sale decreased $521,000, or 61.2%, partially offsetting the increases, reflecting the decrease in mortgage originations, partially offset by the increase in rates.

Compared to the first six months of 2021, interest and dividend income increased $3.7 million, or 5.2%, reflecting a $3.1 million, or 4.6% increase in loan income, and a $2.2 million increase in securities income, partially offset by a $1.6 million decrease in income from loans held for sale. The increases in loans and securities reflect increases in average balances coupled with increases in yields.

Interest Expense.  Interest expense decreased $695,000, or 20.7%, to $2.7 million for the three months ended June 30, 2022 from $3.4 million for the three months ended June 30, 2021. The decrease resulted from a $412,000 decrease in interest expense on FHLB borrowings and a $283,000 decrease in interest expense on deposits. The decrease in interest expense on FHLB borrowings reflects a decrease in the average and a decrease in the cost of FHLB borrowings. The decrease in deposit expense reflects a decrease in cost of interest-bearing deposits, partially offset by the increase in the average balance.

Compared to the first six months of 2021, interest expense decreased $2.2 million, or 30.2%, to $5.0 million from $7.2 million reflecting similar trends discussed in the quarter over quarter results.

Net Interest and Dividend Income.  Net interest and dividend income on a tax equivalent basis increased $4.7 million, or 14.3%, to $37.2 million for the three months ended June 30, 2022 from $32.5 million for the three months ended June 30, 2021, primarily as a result of increases in the average balance of loans and investments. The tax equivalent net interest spread increased 46 basis points to 3.39% for the three months ended June 30, 2022 from 2.93% for the three months ended June 30, 2021 and net interest margin on a tax equivalent basis increased 42 basis points to 3.48% for the three months ended June 30, 2022 from 3.06% for three months ended June 30, 2021.

Compared to the first six months of 2021, net interest and dividend income increased $5.9 million, or 9.11%, to $70.5 million from $64.6 million. The tax equivalent net interest spread increased 29 basis points to 3.25% for the six months ended June 30, 2022 from 2.96% for the six months ended June 30, 2021, and net interest margin on a tax equivalent basis also increased by 25 basis points to 3.35% for the six months ended June 30, 2022 from 3.10% for the six months ended June 30, 2021.

Income Tax Provision.  The provision for income taxes and effective tax rate for the three months ended June 30, 2022 was $3.8 million and 27.6%, respectively, compared to $5.6 million and 28.3%, respectively, for the three months ended June 30, 2021.

The provision for income taxes and effective tax rate for the six months ended June 30, 2022 was $8.7 million and 28.1%, respectively, compared to $13.2 million and 28.2%, respectively, for the six months ended June 30, 2021.

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

The tables below show the results of operations for the Company’s segments, HarborOne Bank and HarborOne Mortgage, for the three and six months ended June 30, 2022 and 2021, and the increase or decrease in those results:

	HarborOne Bank				HarborOne Mortgage
	Three Months Ended				Three Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2022	2021	Dollars	Percent	2022	2021	Dollars	Percent

	(dollars in thousands)

Net interest and dividend income	$37,246	$32,134	$5,112	15.9%	$411	$855	$(444)	(51.9)%
Provision (benefit) for credit losses	2,546	(4,286)	6,832	159.4	—	—	—	—
Net interest and dividend income, after provision (benefit) for credit losses	34,700	36,420	(1,720)	(4.7)	411	855	(444)	(51.9)
Mortgage banking income:
Gain on sale of mortgage loans	—	—	—	—	4,538	14,262	(9,724)	(68.2)
Intersegment gain (loss)	(1,095)	(910)	(185)	(20.3)	1,097	910	187	20.5
Changes in mortgage servicing rights fair value	127	(419)	546	130.3	735	(2,133)	2,868	134.5
Other	219	276	(57)	(20.7)	2,393	3,799	(1,406)	(37.0)
Total mortgage banking income (loss)	(749)	(1,053)	304	28.9	8,763	16,838	(8,075)	(48.0)
Other noninterest income	6,084	5,898	186	3.2	7	20	(13)	(65.0)
Total noninterest income	5,335	4,845	490	10.1	8,770	16,858	(8,088)	(48.0)
Noninterest expense	27,131	24,128	3,003	12.4	7,242	14,101	(6,859)	(48.6)
Income before income taxes	12,904	17,137	(4,233)	(24.7)	1,939	3,612	(1,673)	(46.3)
Provision for income taxes	3,550	4,863	(1,313)	(27.0)	549	1,013	(464)	(45.8)
Net income	$9,354	$12,274	$(2,920)	(23.8)%	$1,390	$2,599	$(1,209)	(46.5)%

	HarborOne Bank				HarborOne Mortgage
	Six Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2022	2021	Dollars	Percent	2022	2021	Dollars	Percent

	(dollars in thousands)

Net interest and dividend income	$70,670	$63,382	$7,288	11.5%	$761	$2,105	$(1,344)	(63.8)%
Provision (benefit) for credit losses	2,884	(4,195)	7,079	168.7	—	—	—	—
Net interest and dividend income, after provision (benefit) for credit losses	67,786	67,577	209	0.3	761	2,105	(1,344)	(63.8)
Mortgage banking income:
Gain on sale of mortgage loans	—	—	—	—	9,860	39,064	(29,204)	(74.8)
Intersegment gain (loss)	(1,703)	(1,572)	(131)	(8.3)	1,934	1,572	362	23.0
Changes in mortgage servicing rights fair value	717	(133)	850	639.1	5,430	990	4,440	448.5
Other	452	576	(124)	(21.5)	4,718	8,014	(3,296)	(41.1)
Total mortgage banking income (loss)	(534)	(1,129)	595	52.7	21,942	49,640	(27,698)	(55.8)
Other noninterest income	11,971	10,989	982	8.9	16	12	4	33.3
Total noninterest income	11,437	9,860	1,577	16.0	21,958	49,652	(27,694)	(55.8)
Noninterest expense	53,956	48,591	5,365	11.0	15,003	32,158	(17,155)	(53.3)
Income before income taxes	25,267	28,846	(3,579)	(12.4)	7,716	19,599	(11,883)	(60.6)
Provision for income taxes	7,107	8,298	(1,191)	(14.4)	2,090	5,346	(3,256)	(60.9)
Net income	$18,160	$20,548	$(2,388)	(11.6)%	$5,626	$14,253	$(8,627)	(60.5)%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

HarborOne Bank Segment

Results of Operations for the Three and Six Months Ended June 30, 2022 and 2021

Net Income.  The Bank’s net income decreased by $2.9 million to $9.4 million for the three months ended June 30, 2022, compared to $12.3 million for the three months ended June 30, 2021. Pre-tax income was $12.9 million for the three months ended June 30, 2022, a $4.2 million decrease from the three months ended June 30, 2021. The decrease in pre-tax income reflects an increase of $6.8 million in provision for credit losses and $3.0 million in noninterest expense, partially offset by a $5.1 million increase in net interest and dividend income and a $490,000 increase in noninterest income.

Compared to the first six months of 2021, the Bank’s net income for the six months ended June 30, 2022 decreased $2.3 million to $18.2 million from $20.5 million. Pre-tax income decreased $3.6 million, or 12.4%, due to a $7.1 million increase in provision for credit losses and a $5.4 million increase in noninterest expense, partially offset by an increase in net interest and dividend income of $7.3 million and a $1.6 million increase in noninterest income. The provision for income taxes decreased $1.2 million.

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

The Bank recorded provision for credit losses of $2.5 million and $2.8 million for the three and six months ended June 30, 2022. For the three months ended June 30, 2022, the provision for credit losses included a $1.2 million ACL on loans and a $1.3 million ACL on unfunded commitments. The Bank recorded a reversal of provision for credit losses of $4.3 million and $4.2 million for the three and six months ended June 30, 2021. The reversal of provision in 2021 primarily reflected positive economic and pandemic trends. There was no ACL on unfunded commitments prior to the adoption of CECL.

Net recoveries totaled $505,000, or 0.05% of average loans outstanding on an annualized basis, for the quarter ended June 30, 2022, compared to net recoveries of $175,000, or 0.02% of average loans outstanding on an annualized basis, for the quarter ended June 30, 2021. Net charge-offs totaled $2.2 million, or 0.12% of average loans outstanding on an annualized basis for the six months ended June 30, 2022, as compared to net recoveries of $73,000 for the same period in 2021. The 2022 six-month period included a $2.8 million charge-off upon the resolution of one credit, previously included in the office at-risk sector, in the amount of $8.8 million. At June 30, 2022, nonperforming assets were $24.4 million, and nonperforming assets to total assets were 0.52% as compared to $32.7 million and 0.71%, respectively, at June 30, 2021.

Noninterest Income.  Total noninterest income was $5.3 million and $11.4 million for the three and six months ended June 30, 2022, compared to $4.8 million and $9.9 million for the respective prior year periods. The following tables set forth the components of noninterest income:

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

	Three Months Ended June 30,		Increase (Decrease)
	2022	2021	Dollars	Percent

	(dollars in thousands)

Intersegment loss	$(1,095)	$(910)	$(185)	(20.3)%
Secondary market loan servicing fees, net of guarantee fees	219	276	(57)	(20.7)
Changes in mortgage servicing rights fair value	127	(419)	546	130.3
Total mortgage banking loss	(749)	(1,053)	304	28.9%
Interchange fees	2,719	2,741	(22)	(0.8)
Other deposit account fees	2,173	1,805	368	20.4
Income on retirement plan annuities	112	106	6	5.7
Bank-owned life insurance income	494	508	(14)	(2.8)
Swap fee income	42	—	42	100.0
Other	544	738	(194)	(26.3)
Total noninterest income	$5,335	$4,845	$490	10.1%

	Six Months Ended June 30,		Increase (Decrease)
	2022	2021	Dollars	Percent

	(dollars in thousands)

Intersegment loss	$(1,703)	$(1,572)	$(131)	(8.3)%
Secondary market loan servicing fees, net of guarantee fees	452	576	(124)	(21.5)
Changes in mortgage servicing rights fair value	717	(133)	850	639.1
Total mortgage banking loss	(534)	(1,129)	595	52.7%
Interchange fees	5,180	5,151	29	0.6
Other deposit account fees	4,184	3,247	937	28.9
Income on retirement plan annuities	219	210	9	4.3
Bank-owned life insurance income	977	1,001	(24)	(2.4)
Swap fee income	42	295	(253)	(85.8)
Other	1,369	1,085	284	26.2
Total noninterest income	$11,437	$9,860	$1,577	16.0%

The primary reasons for the variances within the noninterest income categories shown in the preceding tables are noted below:

●	The Bank records an intersegment loss on loans purchased from HarborOne Mortgage that is offset in consolidation. The Bank purchased $217.1 million of residential mortgage loans from HarborOne Mortgage during the six months ended June 30, 2022 as compared to $198.6 million for the prior year period.
●	The change in the MSR fair value is consistent with the change in the 10-year Treasury Constant Maturity rate. As interest rates rise and prepayment speeds decrease, MSR fair value tends to increase. Conversely, when interest rates fall and prepayment speeds increase, MSR fair value tends to decrease. The 10-year Treasury Constant Maturity rate increased 66 basis points and 146 basis points for the three and six months ended June 30, 2022, respectively, positively impacting the fair value of the mortgage servicing rights, partially offset by amortization related to payoffs.
●	The increase in other deposit account fees reflects an increase in overdraft protection fees of $342,000 and $882,000 for the three and six months ended June 30, 2022, respectively.
●	Swap fee income is collected and recorded at the time the swap contract is entered into, and therefore income fluctuates as a function of the swap agreements entered into in a period.
●	The year-to-date 2022 other income included a positive credit valuation adjustment of $239,000 on the termination of an interest rate swap and a $189,000 corporate capital distribution from the National Credit Union Association, partially offset by a write-down on the final disposition of a branch real estate asset held for sale, all recorded in the

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

first quarter of 2022. The year-to-date 2021 included a corporate capital distribution from the National Credit Union Association of $256,000.

Noninterest Expense.  Total noninterest expense was $27.1 million and $54.0 million for the three and six months ended June 30, 2022, compared to $24.1 million and $48.6 million for the respective prior year periods. The following tables set forth the components of noninterest expense:

	Three Months Ended June 30,		Increase (Decrease)
	2022	2021	Dollars	Percent

	(dollars in thousands)

Compensation and benefits	$16,269	$13,765	$2,504	18.2%
Occupancy and equipment	3,820	3,839	(19)	(0.5)
Data processing expenses	2,162	2,210	(48)	(2.2)
Loan expenses	136	175	(39)	(22.3)
Marketing	914	782	132	16.9
Deposit expenses	513	338	175	51.8
Postage and printing	385	370	15	4.1
Professional fees	1,032	955	77	8.1
Foreclosed and repossessed assets	52	(47)	99	210.6
Deposit insurance	354	332	22	6.6
Other expenses	1,494	1,409	85	6.0
Total noninterest expense	$27,131	$24,128	$3,003	12.4%

	Six Months Ended June 30,		Increase (Decrease)
	2022	2021	Dollars	Percent

	(dollars in thousands)

Compensation and benefits	$31,487	$26,928	$4,559	16.9%
Occupancy and equipment	8,502	8,226	276	3.4
Data processing expenses	4,333	4,451	(118)	(2.7)
Loan expenses	230	605	(375)	(62.0)
Marketing	2,048	1,539	509	33.1
Deposit expenses	1,059	778	281	36.1
Postage and printing	770	724	46	6.4
Professional fees	2,161	1,885	276	14.6
Foreclosed and repossessed assets	18	(24)	42	175.0
Deposit insurance	703	652	51	7.8
Other expenses	2,645	2,827	(182)	(6.4)
Total noninterest expense	$53,956	$48,591	$5,365	11.0%

The primary reasons for the significant variances within the noninterest expense categories shown in the preceding table are noted below:

●	The increase in compensation and benefits reflects increased staffing levels at the Bank, the impact of annual salary increases and expenses related to the benefit accruals, and equity award acceleration in connection with the retirement of the Company’s former CEO, James W. Blake.

●	The year-to-date increase in occupancy expense reflects an increase due to the increase in branches.

●	The decrease in loan expenses is consistent with the decrease in the consumer loan portfolio.

●	Marketing expense increased due to an increase in the utilization of radio media for advertising the HarborOne brand.

●	The increase in deposit expense reflects check losses.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

HarborOne Mortgage Segment

Results of Operations for the Three and Six Months Ended June 30, 2022 and 2021

Net Income.  HarborOne Mortgage recorded net income of $1.4 million and $5.6 million for the three and six months ended June 30, 2022, respectively, as compared to net income of $2.6 million and 14.3 million for the prior year respective periods. The HarborOne Mortgage segment’s results are heavily impacted by prevailing rates, refinancing activity and home sales.

Noninterest Income.  Total noninterest income was $8.8 million and $22.0 million for the three and six months ended June 30, 2022, respectively, as compared to $16.9 million and $49.7 million for the respective prior year periods. Noninterest income is primarily from mortgage banking income, for which the following tables provide further detail:

	Three Months Ended June 30,		Increase (Decrease)
	2022	2021	Dollars	Percent

	(dollars in thousands)

Gain on sale of mortgage loans	$4,538	$14,262	$(9,724)	(68.2)%
Intersegment gain	1,097	910	187	20.5
Processing, underwriting and closing fees	571	2,281	(1,710)	(75.0)
Secondary market loan servicing fees net of guarantee fees	1,822	1,518	304	20.0
Changes in mortgage servicing rights fair value	735	(2,133)	2,868	134.5
Total mortgage banking income	$8,763	$16,838	$(8,075)	(48.0)%

Originated mortgage servicing rights included in gain on sale of mortgage loans	$1,225	$4,568	$(3,343)	(73.2)%
Change in 10-year Treasury Constant Maturity rate in basis points	66	(29)

	Six Months Ended June 30,		Increase (Decrease)
	2022	2021	Dollars	Percent

	(dollars in thousands)

Gain on sale of mortgage loans	$9,860	$39,064	$(29,204)	(74.8)%
Intersegment gain	1,934	1,572	362	23.0
Processing, underwriting and closing fees	1,257	5,173	(3,916)	(75.7)
Secondary market loan servicing fees net of guarantee fees	3,461	2,841	620	21.8
Changes in mortgage servicing rights fair value	5,430	990	4,440	448.5
Total mortgage banking income	$21,942	$49,640	$(27,698)	(55.8)%

Originated mortgage servicing rights included in gain on sale of mortgage loans	$2,715	$10,246	$(7,531)	(73.5)%
Change in 10-year Treasury Constant Maturity rate in basis points	146	52

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The primary reasons for the significant variances in the noninterest income category shown in the preceding table are noted below:

●	The change in the MSR fair value is consistent with the change in the 10-year Treasury Constant Maturity rate. As interest rates rise and prepayment speeds decrease, MSR fair value tends to increase. Conversely, when interest rates fall and prepayment speeds increase, MSR fair value tends to decrease. The 10-year Treasury Constant Maturity rate increased 66 basis points and 146 basis points for the three and six months ended June 30, 2022, respectively, positively impacting the fair value of the mortgage servicing rights, partially offset by amortization related to payoffs. Amortization related to payoffs decreased approximately 46% for the three and six months ended June 30, 2022 as compared to the same periods in 2021.

●	Quarter over quarter, gain on sale of mortgages and processing, underwriting and closing fees decreased as loan closings decreased due to slowing mortgage demand on rising interest rates.
●	The increase in the secondary market loan servicing fee net of guarantee fees reflects the increase in the average serviced mortgage loans for the three and six months ended June 30, 2022, as compared to the respective prior year periods.

The following tables provide additional loan production detail:

	Three Months Ended June 30,
	2022		2021
	Loan		Loan
	Amount	% of Total	Amount	% of Total

	(dollars in thousands)

Product Type
Conventional	$142,263	47.8%	$438,498	68.6%
Government	15,338	5.2	43,041	6.8
State Housing Agency	10,013	3.4	19,764	3.1
Jumbo	129,888	43.6	137,366	21.5
Seconds	45	—	145	—
Total	$297,547	100.0%	$638,814	100.0%

Purpose
Purchase	$237,274	79.8%	$298,162	46.7%
Refinance	50,077	16.8	331,055	51.8
Construction	10,196	3.4	9,597	1.5
Total	$297,547	100.0%	$638,814	100.0%

	Six Months Ended June 30,
	2022		2021
	Loan		Loan
	Amount	% of Total	Amount	% of Total

	(dollars in thousands)

Product Type
Conventional	$303,900	55.1%	$1,015,158	72.6%
Government	29,764	5.4	91,703	6.6
State Housing Agency	18,075	3.3	35,053	2.5
Jumbo	199,515	36.2	256,820	18.3
Seconds	100	0.0	264	—
Total	$551,354	100.0%	$1,398,998	100.0%

Purpose
Purchase	$374,355	67.9%	$520,088	37.2%
Refinance	154,355	28.0	863,689	61.7
Construction	22,644	4.1	15,221	1.1
Total	$551,354	100.0%	$1,398,998	100.0%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Noninterest Expense.  Total noninterest expense was $7.2 million and $15.0 million for the three and six months ended June 30, 2022, compared to $14.1 million and $32.2 million for the respective prior year periods. The following tables set forth the components of noninterest expense:

	Three Months Ended June 30,		Increase (Decrease)
	2022	2021	Dollars	Percent

	(dollars in thousands)

Compensation and benefits	$5,435	$11,376	$(5,941)	(52.2)%
Occupancy and equipment	694	805	(111)	(13.8)
Data processing expenses	97	128	(31)	(24.2)
Loan expenses	249	1,075	(826)	(76.8)
Marketing	72	49	23	46.9
Postage and printing	10	31	(21)	(67.7)
Professional fees	166	452	(286)	(63.3)
Other expenses	519	185	334	180.5
Total noninterest expense	$7,242	$14,101	$(6,859)	(48.6)%

	Six Months Ended June 30,		Increase (Decrease)
	2022	2021	Dollars	Percent

	(dollars in thousands)

Compensation and benefits	$11,186	$25,638	$(14,452)	(56.4)%
Occupancy and equipment	1,403	1,612	(209)	(13.0)
Data processing expenses	167	222	(55)	(24.8)
Loan expenses	633	3,080	(2,447)	(79.4)
Marketing	156	105	51	48.6
Postage and printing	36	69	(33)	(47.8)
Professional fees	376	1,061	(685)	(64.6)
Other expenses	1,046	371	675	181.9
Total noninterest expense	$15,003	$32,158	$(17,155)	(53.3)%

The primary reasons for the significant variances within the noninterest expense categories shown in the preceding table are noted below:

●	The quarter-to-date and year-to-date changes in compensation and benefits primarily reflects the commission expense decreased consistent with the changes in mortgage origination volumes and decreased staffing levels.

●	The quarter-to-date and year-to-date changes in occupancy and equipment primarily reflects the decrease in loan offices.

●	Loan expense primarily is for expenses to originate loans and is generally consistent with mortgage origination volumes.
●	The decrease in professional fees primarily reflects expenses for outsourced quality control services and mortgage consulting services that were utilized in 2021.
●	The quarter-to-date and year-to-date increase in other expenses reflects increased intercompany management fees, cloud-computing expenses, and employment agency fees.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Asset Quality

The following table provides information with respect to our nonperforming assets, including troubled debt restructurings, at the dates indicated. We did not have any accruing loans past due 90 days or more at the dates presented.

	June 30,	December 31,
	2022	2021

	(dollars in thousands)

Nonaccrual loans:
Residential real estate:
One- to four-family	$9,772	$11,210
Second mortgages and equity lines of credit	329	600
Commercial real estate	10,620	20,053
Commercial construction	—	—
Commercial and industrial	3,626	4,114
Consumer	68	156
Total nonaccrual loans (1)	24,415	36,133
Other real estate owned and repossessed assets:
One- to four-family residential real estate owned	—	—
Other repossessed assets	26	53
Total nonperforming assets	24,441	36,186
Performing troubled debt restructurings	8,935	10,003
Total nonperforming assets and performing troubled debt restructurings	$33,376	$46,189

Period end allowance for credit losses balance	43,560	45,377
Period end total loan balance	3,911,949	3,607,733
Allowance for credit losses to total loans	1.11%	1.26%
Allowance for credit losses to nonaccrual loans	178.41%	125.58%
Total nonperforming loans to total loans (2)	0.62%	1.00%
Total nonperforming assets and performing troubled debt restructurings to total assets	0.71%	1.01%
Total nonperforming assets to total assets	0.52%	0.79%

(1) $988,000 and $1.0 million of troubled debt restructurings are included in total nonaccrual loans at June 30, 2022 and December 31, 2021, respectively.
(2) Total loans are presented before allowance for loan losses, but include deferred loan origination costs (fees), net.

Credit quality performance has remained strong, with total nonperforming assets of $24.4 million at June 30, 2022, compared to $36.2 million at December 31, 2021 and $32.7 million at June 30, 2021. Nonperforming assets as a percentage of total assets were 0.52% at June 30, 2022, 0.79% at December 31, 2021, and 0.71% at June 30, 2021. The decrease in nonperforming assets was primarily due to the resolution of one credit in the amount of $8.8 million, previously included in the office at-risk sector, for which the Company also recorded a $2.8 million charge-off in the first quarter of 2022.

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

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

methodology based upon the loan’s contractual effective interest rate, or at the loan’s observable market price, or, if the loan is collateral dependent, at the fair value of the collateral.

The ACL was $43.6 million, or 1.11% of total loans, at June 30, 2022, compared to $45.4 million, or 1.26% of total loans, at December 31, 2021. The ACL on individually analyzed loans amounted to $3.6 million, 10.9% of the carrying value of individually analyzed loans. The ACL on unfunded commitments, included in other liabilities on the unaudited Consolidated Balance Sheets, amounted to $5.1 million at June 30, 2022, and there was no ACL on unfunded commitments at December 31, 2021.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	June 30, 2022			December 31, 2021
		% of			% of
		Allowance			Allowance
		Amount to	% of Loans		Amount to	% of Loans
		Total	in Category		Total	in Category
	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans

	(dollars in thousands)

Residential real estate:
One- to four-family	$10,082	23.15%	31.44%	$3,631	8.00%	29.04%
Second mortgages and equity lines of credit	849	1.95	3.88	420	0.93	3.79
Residential construction	327	0.75	1.06	69	0.15	0.93
Commercial real estate	20,431	46.90	47.23	33,242	73.26	47.12
Commercial construction	4,370	10.03	4.06	2,010	4.43	3.79
Commercial and industrial	7,174	16.47	10.41	4,638	10.22	11.69
Consumer	327	0.75	1.92	367	0.81	3.64
Total general and allocated allowance	43,560	100.00	100.00%	44,377	97.80	100.00%
Unallocated	—	0.00		1,000	2.20
Total	$43,560	100.00%		$45,377	100.00%

Net recoveries were $505,000, or .05%, and $175,000, or 0.02%, of average loans outstanding on an annualized basis for the quarters ended June 30, 2022 and 2021, respectively. Net charge-offs were $2.2 million, or 0.12% of average loans outstanding on an annualized basis, for the six months ended June 30, 2022. Net recoveries were $73,000 for the six months ended June 30, 2021.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The following table sets forth net charge-offs (recoveries) and the ratio of annualized net charge-offs (recoveries) to average loans for the periods indicated:

	Three Months Ended June 30,
	2022			2021
		Net	Net Charge-		Net	Net Charge-
	Average	Charge-offs	off (Recovery)	Average	Charge-offs	off (Recovery)
	Balance	(Recoveries)	Rate	Balance	(Recoveries	Rate

	(dollars in thousands)

Residential real estate:
One- to four-family	$1,145,620	$—	—%	$896,009	$(118)	(0.05)%
Second mortgages and equity lines of credit	145,610	(81)	(0.22)%	135,859	(31)	(0.09)%
Residential real estate construction	39,542	—	—%	32,613	—	—%
Total residential real estate loans	$1,330,772	$(81)	(0.02)%	$1,064,481	$(149)	(0.06)%

Commercial:
Commercial real estate	$1,827,100	$(6)	(0.00)%	$1,546,630	$12	0.00%
Commercial construction	146,014	—	—%	111,251	—	—%
Commercial and industrial	411,516	(406)	(0.39)%	494,224	(10)	(0.01)%
Total commercial loans	$2,384,630	$(412)	(0.07)%	$2,152,105	$2	0.00%

Total Consumer loans	$88,943	$(12)	(0.05)%	$205,856	$(28)	(0.05)%

Total loans	$3,804,345	$(505)	(0.05)%	$3,422,442	$(175)	(0.02)%

	Six Months Ended June 30,
	2022			2021
		Net	Net Charge-		Net	Net Charge-
	Average	Charge-offs	off (Recovery)	Average	Charge-offs	off (Recovery)
	Balance	(Recoveries)	Rate	Balance	(Recoveries	Rate

	(dollars in thousands)

Residential real estate:
One- to four-family	$1,096,550	$—	—%	$904,265	$(144)	(0.03)%
Second mortgages and equity lines of credit	141,576	(93)	(0.13)%	138,587	(76)	(0.11)%
Residential real estate construction	37,915	—	—%	31,480	—	—%
Total residential real estate loans	$1,276,041	$(93)	(0.01)%	$1,074,332	$(220)	(0.04)%

Commercial:
Commercial real estate	$1,781,269	$2,780	0.31%	$1,557,932	$8	0.00%
Commercial construction	145,887	—	—%	107,645	—	—%
Commercial and industrial	411,089	(433)	(0.21)%	490,989	168	0.07%
Total commercial loans	$2,338,245	$2,347	0.20%	$2,156,566	$176	0.02%

Total Consumer loans	$103,512	$(29)	(0.06)%	$229,304	$(29)	(0.03)%

Total loans	$3,717,798	$2,225	0.12%	$3,460,202	$(73)	(0.00)%

Management of Market Risk

Net Interest Income Analysis.  The Company uses income simulation as the primary tool for measuring interest-rate risk inherent in our balance sheet at a given point in time by showing the effect on net interest income, over specified time frames and using different interest rate shocks and ramps. The assumptions include, but are not limited to, management’s best assessment of the effect of changing interest rates on the prepayment speeds of certain assets and liabilities, projections for account balances in each of the product lines offered and the historical behavior of deposit rates and balances in relation to changes in interest rates. These assumptions are inherently changeable, and as a result, the model is not expected to precisely measure net interest income or precisely predict the impact of fluctuations in interest rates on net interest income. Actual results will differ from the simulated results due to timing, magnitude, and frequency

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

of interest rate changes as well as changes in the balance sheet composition and market conditions. Assumptions are supported with quarterly backtesting of the model to actual market rate shifts.

The table below sets forth, as of June 30, 2022, the net interest income simulation results that estimate the impact of interest rate changes on the Company’s estimated net interest income over one year:

June 30, 2022
	Change in Net Interest Income
Changes in Interest Rates	(% change from year one base)
(basis points) (1)	Year One	Year Two
+300	(0.7)%	3.7%
+200	(0.3)%	3.0%
+100	(0.2)%	1.6%
-100	(2.1)%	(5.3)%

(1) The calculated change in net interest income assumes an instantaneous parallel shift of the yield curve.

Economic Value of Equity Analysis.  The Company also uses the net present value of equity at risk, or “EVE,” methodology. This methodology calculates the difference between the present value of expected cash flows from assets and liabilities. The comparative scenarios assume an immediate parallel shift in the yield curve up 100, 200, and 300 basis points and down 100 basis points.

The board of directors and management review the methodology’s measurements for both net interest income and EVE on a quarterly basis to determine whether the exposure resulting from the changes in interest rates remains within established tolerance levels and develops appropriate strategies to manage this exposure.

The table below sets forth, as of June 30, 2022, the estimated changes in the EVE that would result from an instantaneous parallel shift in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

At June 30, 2022
				EVE as a Percentage of Economic
		Estimated Increase (Decrease)		Value of Assets
Changes in Interest Rates	Estimated	in EVE			Changes in
(basis points) (1)	EVE	Amount	Percent	EVE Ratio (2)	Percent
(dollars in thousands)

+ 300	$710,587	$(156,492)	(18.0)%	17.3%	(1.8)%
+ 200	776,735	(90,344)	(10.4)	18.3	(0.8)
+ 100	825,531	(41,548)	(4.8)	18.8	(0.3)
0	867,079	—	—	19.1	—
- 100	852,328	(14,751)	(1.7)	18.2	(0.9)

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

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

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

Maturities and payments on outstanding loans and investment securities also provide a steady flow of funds. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the FHLB and FRBB. As of June 30, 2022, we had additional borrowing capacity of $829.5 million from the FHLB and $66.9 million from the FRBB based on the amount of collateral pledged. We also have additional borrowing capacity under a $25.0 million unsecured federal funds line with a correspondent bank.

We continue to maintain a strong liquidity position. As of June 30, 2022, cash and cash equivalents were $84.3 million, the carrying value of our available-for-sale investment securities was $334.4 million, and total deposits were $3.85 billion as of June 30, 2022.

The Company and the Bank are subject to various regulatory capital requirements. At June 30, 2022, the Company and the Bank exceeded all regulatory capital requirements and were considered “well capitalized” under regulatory guidelines. See Note 12 to our unaudited interim Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Off-Balance Sheet Arrangements, Credit Commitments, and Contractual Obligations

At June 30, 2022, we had outstanding commitments to originate loans of $257.7 million and unadvanced funds on loans of $776.0 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2022 totaled $421.6 million. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may use FHLB advances, brokered deposits, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

Non-GAAP Financial Measures and Reconciliation to GAAP

In addition to results presented in accordance with generally accepted accounting principles, this Form 10-Q contains certain non-GAAP financial measures. The Company’s management believes that the supplemental non-GAAP information, which consists of tangible common equity to tangible assets ratio is utilized by regulators and market analysts to evaluate a company’s financial condition and therefore, such information is useful to investors. These disclosures should not be viewed as a substitute for financial results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures which may be presented by other companies. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies’ non-GAAP financial measures having the same or similar names.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The following table reconciles the Company’s tangible common equity to tangible assets ratio for the periods indicated:

	Quarters Ended
	June 30,	December 31,	June 30,
	2022	2021	2021
(dollars on thousands)

Tangible common equity:
Total stockholders' equity	$624,478	$679,261	$705,471
Less: Goodwill	69,802	69,802	69,802
Less: Other intangible assets (1)	2,695	3,164	3,723
Tangible common equity	$551,981	$606,295	$631,946

Tangible assets:
Total assets	$4,704,044	$4,553,405	$4,616,422
Less: Goodwill	69,802	69,802	69,802
Less: Other intangible assets	2,695	3,164	3,723
Tangible assets	$4,631,547	$4,480,439	$4,542,897

Tangible common equity / tangible assets (2)	11.92%	13.53%	13.91%

(1) Other intangible assets are core deposit intangibles.
(2) This non-GAAP ratio is total stockholders' equity less goodwill and intangible assets to total assets less goodwill and intangible assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is included in Part I, Item 2 of this Quarterly Report on Form 10-Q under the heading “Management of Market Risk.”

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures as of the period ended June 30, 2022. Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures. The Company will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

Internal Control Over Financial Reporting

Effective January 1, 2022, the Corporation adopted Topic 326 “Financial Instrument - Credit Losses.” The Company implemented changes to its policies, processes, and controls over the ACL methodology to support the adoption of Topic 326. Many controls over this new accounting methodology mirror controls under the prior GAAP methodology. New controls were established, such as model validation done by an independent third-party and input review of econometric and other factors utilized in estimating the allowance. Except as related to the adoption of Topic 326, there were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)	Unregistered Sales of Equity Securities. None

b)	Use of Proceeds. None

c)	Repurchase of Equity Securities.

	Issuer Purchases of Equity Securities

	Total Number
	of Shares	Average Price
Index	Purchased	Paid Per Share
April 1 to April 30, 2022	—	—
May 1 to May 31, 2022	673,141	13.78
June 1 to June 30, 2022	664,461	13.87
Total	1,337,602	$13.83

On April 12, 2022, the Company announced a fourth share repurchase program to repurchase up to 2,526,134 shares of the Company’s common stock, or approximately 5% of its outstanding shares. The Company repurchased 1,337,602 shares at an average cost of $13.83 per share through June 30, 2022, under the fourth share repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed in the Exhibit Index are included in, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (and are numbered in accordance with Item 601 of Regulation S-K):

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2022 and 2021 (iii) the Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2022 and 2021, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2022 and 2021, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021, and (vi) the Notes to the unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)

*Filed herewith

**Furnished herewith

† Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HarborOne Bancorp, Inc.

Date: August 8, 2022	By:	/s/ Joseph F. Casey
Joseph F. Casey
President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2022	By:	/s/ Linda H. Simmons
Linda H. Simmons
Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)