Form 10-Q
period 2022-09-30
HarborOne Bancorp, Inc.
filed 2022-11-08
CIK 1769617

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 3, 2022, there were 49,188,495 shares of the Registrant’s common stock, par value $0.01 per share, outstanding

HarborOne Bancorp, Inc.

Consolidated Balance Sheets (unaudited)

	September 30,	December 31,
(in thousands, except share data)	2022	2021

Assets
Cash and due from banks	$39,910	$35,549
Short-term investments	46,044	159,170
Total cash and cash equivalents	85,954	194,719

Securities available for sale, at fair value	304,852	394,036
Securities held to maturity, at amortized cost	15,000	—
Federal Home Loan Bank stock, at cost	15,973	5,931
Asset held for sale	—	881
Loans held for sale, at fair value	18,805	45,642
Loans	4,197,354	3,607,733
Less: Allowance for credit losses on loans	(44,621)	(45,377)
Net loans	4,152,733	3,562,356
Accrued interest receivable	12,746	10,624
Other real estate owned and repossessed assets	74	53
Mortgage servicing rights, at fair value	49,861	38,268
Property and equipment, net	49,115	50,745
Retirement plan annuities	14,511	14,174
Bank-owned life insurance	91,452	89,972
Goodwill	69,802	69,802
Intangible assets	2,461	3,164
Other assets	104,304	73,038
Total assets	$4,987,643	$4,553,405

Liabilities and Stockholders' Equity
Deposits:
Demand deposit accounts	$795,945	$743,051
NOW accounts	308,191	313,733
Regular savings and club accounts	1,289,825	1,138,979
Money market deposit accounts	889,517	858,970
Term certificate accounts	599,632	627,916
Total deposits	3,883,110	3,682,649
Short-term borrowed funds	330,000	—
Long-term borrowed funds	15,684	55,711
Subordinated debt	34,254	34,159
Mortgagors' escrow accounts	9,842	8,459
Accrued interest payable	950	1,083
Other liabilities and accrued expenses	102,433	92,083
Total liabilities	4,376,273	3,874,144

Commitments and contingencies (Notes 9 and 10)

Common stock, $0.01 par value; 150,000,000 shares authorized; 59,919,254 and 59,087,487 shares issued; 49,202,660 and 52,390,478 shares outstanding at September 30, 2022 and December 31, 2021, respectively	593	585
Additional paid-in capital	480,617	469,934
Retained earnings	350,049	325,699
Treasury stock, at cost, 10,716,594 and 6,693,504 shares at September 30, 2022 and December 31, 2021, respectively	(143,125)	(85,859)
Accumulated other comprehensive loss	(48,681)	(1,637)
Unearned compensation - ESOP	(28,083)	(29,461)
Total stockholders' equity	611,370	679,261
Total liabilities and stockholders' equity	$4,987,643	$4,553,405

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2022	2021	2022	2021

Interest and dividend income:
Interest and fees on loans	$42,065	$33,680	$113,163	$101,646
Interest on loans held for sale	377	665	972	2,841
Interest on taxable securities	1,971	1,293	5,545	2,671
Other interest and dividend income	143	170	335	384
Total interest and dividend income	44,556	35,808	120,015	107,542

Interest expense:
Interest on deposits	3,491	2,050	7,131	7,072
Interest on FHLB borrowings	1,209	431	1,516	1,514
Interest on subordinated debentures	524	524	1,571	1,571
Total interest expense	5,224	3,005	10,218	10,157

Net interest and dividend income	39,332	32,803	109,797	97,385
Provision (benefit) for credit losses	668	(1,627)	3,552	(5,822)

Net interest and dividend income, after provision (benefit) for credit losses	38,664	34,430	106,245	103,207

Noninterest income:
Mortgage banking income:
Gain on sale of mortgage loans	3,809	12,756	13,669	51,820
Changes in mortgage servicing rights fair value	1,816	(992)	7,963	(135)
Other	2,453	3,882	7,623	12,472
Total mortgage banking income	8,078	15,646	29,255	64,157
Deposit account fees	4,870	4,658	14,234	13,056
Income on retirement plan annuities	119	108	338	318
Gain on sale and call of securities, net	—	241	—	241
Bank-owned life insurance income	503	515	1,480	1,516
Other income	675	842	2,102	2,234
Total noninterest income	14,245	22,010	47,409	81,522

Noninterest expense:
Compensation and benefits	20,991	24,760	63,169	77,360
Occupancy and equipment	4,829	4,765	14,832	14,723
Data processing	2,311	2,205	6,811	6,910
Loan expenses	355	1,323	1,218	5,008
Marketing	850	880	3,054	2,524
Deposit expenses	587	431	1,646	1,209
Postage and printing	373	396	1,204	1,215
Professional fees	1,457	1,362	4,676	4,432
Prepayment penalties on Federal Home Loan Bank advances	—	1,095	—	1,095
Foreclosed and repossessed assets	—	(308)	18	(332)
Deposit insurance	357	341	1,060	993
Other expenses	2,363	2,024	6,574	5,537
Total noninterest expense	34,473	39,274	104,262	120,674

Income before income taxes	18,436	17,166	49,392	64,055

Income tax provision	4,678	4,907	13,380	18,128

Net income	$13,758	$12,259	$36,012	$45,927

Earnings per common share:
Basic	$0.30	$0.25	$0.77	$0.89
Diluted	$0.30	$0.24	$0.76	$0.88
Weighted average shares outstanding:
Basic	45,830,737	49,801,123	46,875,312	51,362,252
Diluted	46,420,527	50,663,415	47,541,647	52,094,749

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Comprehensive (Loss) Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021

Net income	$13,758	$12,259	$36,012	$45,927
Other comprehensive income:

Unrealized gain/loss on cash flow hedge:
Unrealized holding gains (losses)	2,658	22	7,386	1,392
Reclassification adjustment for net losses (gains) included in net income	(420)	140	(380)	373
Net change in unrealized gains (losses) on derivatives in cash flow hedging instruments	2,238	162	7,006	1,765
Related tax effect	(628)	(46)	(1,968)	(494)
Net-of-tax amount	1,610	116	5,038	1,271

Unrealized gain/loss on securities available for sale:
Unrealized holding (losses) gains	(20,554)	(2,406)	(66,806)	(5,626)
Reclassification adjustment for net realized gains	—	(241)	—	(241)
Net unrealized (losses) gains	(20,554)	(2,647)	(66,806)	(5,867)
Related tax effect	4,530	584	14,724	1,293
Net-of-tax amount	(16,024)	(2,063)	(52,082)	(4,574)

Total other comprehensive (loss) income	(14,414)	(1,947)	(47,044)	(3,303)

Comprehensive (loss) income	$(656)	$10,312	$(11,032)	$42,624

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

						Accumulated
	Common Stock		Additional		Treasury	Other	Unearned	Total
	Outstanding		Paid-in	Retained	Stock,	Comprehensive	Compensation	Stockholders'
(in thousands, except share data)	Shares	Amount	Capital	Earnings	at Cost	Income (Loss)	- ESOP	Equity

Balance at June 30, 2021	55,735,623	$585	$467,194	$305,831	$(38,588)	$829	$(30,380)	$705,471

Comprehensive income	—	—	—	12,259	—	(1,947)	—	10,312
Dividends declared of $0.05 per share	—	—	—	(2,407)	—	—	—	(2,407)
ESOP shares committed to be released (57,680 shares)	—	—	340	—	—	—	459	799
Restricted stock awards forfeited	(3,000)	—	—	—	—	—	—	—
Share-based compensation expense	—	—	992	—	—	—	—	992
Treasury stock purchased	(2,500,513)	—	—	—	(35,135)	—	—	(35,135)

Balance at September 30, 2021	53,232,110	$585	$468,526	$315,683	$(73,723)	$(1,118)	$(29,921)	$680,032

Balance at June 30, 2022	49,989,007	$593	$479,519	$339,471	$(132,296)	$(34,267)	$(28,542)	$624,478

Comprehensive income (loss)	—	—	—	13,758	—	(14,414)	—	(656)
Dividends declared of $0.07 per share	—	—	—	(3,180)	—	—	—	(3,180)
ESOP shares committed to be released (57,680 shares)	—	—	354	—	—	—	459	813
Restricted stock awards forfeited, net of awards	(2,845)	—	—	—	—	—	—	—
Share-based compensation expense	—	—	744	—	—	—	—	744
Treasury stock purchased	(783,502)	—	—	—	(10,829)	—	—	(10,829)

Balance at September 30, 2022	49,202,660	$593	$480,617	$350,049	$(143,125)	$(48,681)	$(28,083)	$611,370

HarborOne Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

						Accumulated
	Common Stock		Additional		Treasury	Other	Unearned	Total
	Outstanding		Paid-in	Retained	Stock,	Comprehensive	Compensation	Stockholders'
(in thousands, except share data)	Shares	Amount	Capital	Earnings	at Cost	Income (Loss)	- ESOP	Equity

Balance at December 31, 2020	57,205,458	$584	$464,176	$277,312	$(16,644)	$2,185	$(31,299)	$696,314

Comprehensive income (loss)	—	—	—	45,927	—	(3,303)	—	42,624
Dividends declared of $0.15 per share	—	—	—	(7,556)	—	—	—	(7,556)
ESOP shares committed to be released (173,042 shares)	—	—	955	—	—	—	1,378	2,333
Restricted stock awards granted, net of forfeitures	185,377	—	—	—	—	—	—	—
Share-based compensation expense	—	—	2,753	—	—	—	—	2,753
Stock options exercised	62,840	1	642	—	—	—	—	643
Treasury stock purchased	(4,221,565)	—	—	—	(57,079)	—	—	(57,079)

Balance at September 30, 2021	53,232,110	$585	$468,526	$315,683	$(73,723)	$(1,118)	$(29,921)	$680,032

Balance at December 31, 2021	52,390,478	$585	$469,934	$325,699	$(85,859)	$(1,637)	$(29,461)	$679,261

Cumulative effect of change in accounting principle - ASC 326	—	—	—	(1,884)	—	—	—	(1,884)
Comprehensive income (loss)	—	—	—	36,012	—	(47,044)	—	(11,032)
Dividends declared of $0.21 per share	—	—	—	(9,778)	—	—	—	(9,778)
ESOP shares committed to be released (173,042 shares)	—	—	1,078	—	—	—	1,378	2,456
Restricted stock awards granted, net of forfeitures	97,971	—	—	—	—	—	—	—
Performance stock units vested	14,596	—	—	—	—	—	—	—
Share-based compensation expense	—	—	2,744	—	—	—	—	2,744
Stock options exercised	722,705	8	6,861	—	—	—	—	6,869
Treasury stock purchased	(4,023,090)	—	—	—	(57,266)	—	—	(57,266)

Balance at September 30, 2022	49,202,660	$593	$480,617	$350,049	$(143,125)	$(48,681)	$(28,083)	$611,370

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in thousands)	2022	2021

Cash flows from operating activities:
Net income	$36,012	$45,927
Adjustments to reconcile net income to net cash used by operating activities:
Provision (benefit) for credit losses	3,552	(5,822)
Net amortization of securities premiums/discounts	821	3,098
Proceeds from sale of loans	510,260	1,826,818
Loans originated for sale	(471,314)	(1,625,647)
Net accretion of net deferred loan costs/fees and premiums	(315)	(1,881)
Depreciation and amortization of premises and equipment	2,924	3,406
Change in mortgage servicing rights fair value	(7,963)	135
Mortgage servicing rights capitalized	(3,630)	(11,842)
Accretion of fair value adjustment on loans and deposits, net	(1,043)	(2,817)
Amortization of other intangible assets	703	971
Amortization of subordinated debt issuance costs	95	95
Gain on sale and call of securities, net	—	(241)
Net gains on mortgage loan sales, including fair value adjustments	(12,109)	(69,611)
Bank-owned life insurance income	(1,480)	(1,516)
Income on retirement plan annuities	(338)	(318)
Write-down of asset held for sale	196	—
Net loss on disposal of premises and equipment	41	—
Net gain on sale and write-down of other real estate owned and repossessed assets	(30)	(215)
ESOP expense	2,456	2,333
Share-based compensation expense	2,744	2,753
Decrease (increase) in operating lease right-of-use assets	1,019	(2,053)
(Decrease) increase in operating lease liabilities	(976)	2,436
Change in other assets	(13,909)	21,567
Change in other liabilities	5,570	(20,360)
Net cash provided by operating activities	53,286	167,216

Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	37,659	124,307
Purchases	(16,102)	(286,406)
Sales	—	39,321
Activity in securities held to maturity:
Purchases	(15,000)	—
Net (purchase) redemption of FHLB stock	(10,042)	1,910
Proceeds on asset held for sale	685	—
Loan pool purchase	(58,311)	—
Participation-in loan purchases	(116,144)	(30,742)
Net loan (originations) payments	(415,391)	70,452
Proceeds from sale of other real estate owned and repossessed assets	247	1,455
Additions to property and equipment	(1,335)	(5,187)
Net cash used by investing activities	(593,734)	(84,890)

(continued)

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in thousands)	2022	2021

Cash flows from financing activities:
Net increase in deposits	200,379	187,799
Net change in short-term borrowed funds	330,000	(35,000)
Proceeds from other borrowed funds and subordinated debt	—	3,400
Repayment of other borrowed funds	(40,027)	(61,777)
Net change in mortgagors' escrow accounts	1,383	676
Proceeds from exercise of stock options	6,869	643
Treasury stock purchased	(57,266)	(57,079)
Dividends paid	(9,655)	(7,219)
Net cash provided by financing activities	431,683	31,443

Net change in cash and cash equivalents	(108,765)	113,769

Cash and cash equivalents at beginning of period	194,719	205,870

Cash and cash equivalents at end of period	$85,954	$319,639

Supplemental cash flow information:
Interest paid on deposits	$6,667	$7,079
Interest paid on borrowed funds	3,248	3,728
Income taxes paid, net	8,020	18,715
Transfer of loans to other real estate owned and repossessed assets	238	673
Transfer of asset to assets held for sale	—	881
Dividends declared	9,778	7,556

Supplemental disclosure related to adoption of ASU 2016-02, detailed in Note 1:
ROU asset	$—	$23,189
Operating lease liabilities	—	24,370

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

Nature of Operations

The Company provides a variety of financial services to individuals and businesses through its 31 full-service branches in Massachusetts and Rhode Island, and commercial lending offices in each of Boston, Massachusetts and Providence, Rhode Island. HarborOne Mortgage maintains 26 offices in Maine, Massachusetts, Rhode Island, and New Hampshire and is licensed to lend in six additional states.

The Company’s primary deposit products are checking, money market, savings, and term certificate of deposit accounts, while its primary lending products are commercial real estate, commercial, residential mortgages, home equity, and consumer loans. The Company also originates, sells and services residential mortgage loans through HarborOne Mortgage.

Risks and Uncertainties

Macroeconomic trends are mixed as uncertainty remains about the timing and strength of the economy’s recovery from the response to the COVID-19 pandemic. The Company could experience adverse effects on its business, financial condition, results of operations and cash flows if there is severe or prolonged inflation, a recession, further escalation of the current geopolitical situation, sustained supply chain disruptions, or if there is a resurgence in the virus. While asset quality continues to point to economic recovery, the Company’s customers could experience similar adverse effects from these uncertainties that would impair their ability to fulfill their financial obligations to the Company resulting in deteriorating credit quality and loan charge-offs.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

ASUs not yet Adopted

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-02, “Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”). ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings (“TDRs”) in Accounting Standards Codification (“ASC”) 310-40, “Receivables – Troubled Debt Restructurings by Creditors” for entities that have adopted the current expected credit loss (“CECL”) model introduced by ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2022-02 also requires that public business entities disclose current-period gross charge-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, “Financial Instruments — Credit Losses — Measured at Amortized Cost.” ASU 2022-02 is effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the effect that ASU 2022-02 will have on its consolidated financial statements and related disclosures.

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

A debt security is placed on non-accrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a debt security placed on non-accrual is reversed against interest income. There were no debt securities on non-accrual status, and therefore there was no accrued interest related to debt securities reversed against interest income, for the three months ended September 30, 2022 and 2021.

The Company measures expected credit losses on held to maturity securities on a collective basis by major security type in accordance with the CECL methodology. As of September 30, 2022, the held to maturity securities were U.S. government-sponsored agency obligations. These securities are guaranteed by the government sponsored agency with a long history of no credit losses. As a result, management has determined these securities to have a zero loss expectation and therefore does not estimate an allowance for credit losses on these securities.

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

Changes in the ACL on available-for-sale debt securities are recorded as provision for (or reversal of) credit losses. Losses are charged against the ACL when management believes the uncollectability of an available-for-sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Debt Securities

The amortized cost and fair value with gross unrealized gains and losses, and ACL on securities is as follows:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value

	(in thousands)

September 30, 2022:
Securities available for sale
U.S. government and government-sponsored enterprise obligations	$47,142	$—	$8,600	$—	$38,542
U.S. government agency and government-sponsored residential mortgage-backed securities	321,628	1	61,402	—	260,227
U.S. government-sponsored collateralized mortgage obligations	2,838	—	105	—	2,733
SBA asset-backed securities	2,685	—	195	—	2,490
Corporate bonds	1,000	—	140	—	860
Total securities available for sale	$375,293	$1	$70,442	$—	$304,852

Securities held to maturity
U.S. government and government-sponsored enterprise obligations	$15,000	$—	$549	$—	$14,451

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The amortized cost and fair value of securities with gross unrealized gains and losses is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)

December 31, 2021:
Securities available for sale
U.S. government and government-sponsored enterprise obligations	$42,148	$—	$883	$41,265
U.S. government agency and government-sponsored residential mortgage-backed securities	347,716	914	3,870	344,760
U.S. government-sponsored collateralized mortgage obligations	3,927	100	—	4,027
SBA asset-backed securities	3,880	104	—	3,984
Total securities available for sale	$397,671	$1,118	$4,753	$394,036

Seventeen mortgage-backed securities with a combined fair value of $13.9 million were pledged as collateral for interest rate swap agreements as of December 31, 2021. There were no securities pledged as collateral for interest rate swap agreements as of September 30, 2022 (see Note 10).

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2022 is as follows:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(in thousands)

After 1 year through 5 years	$—	$—	$—	$—
After 5 years through 10 years	48,142	39,402	15,000	14,451
Over 10 years	—	—	—	—
	48,142	39,402	15,000	14,451

U.S. government agency and government-sponsored residential mortgage-backed securities	321,628	260,227	—	—
U.S. government-sponsored collateralized mortgage obligations	2,838	2,733	—	—
SBA asset-backed securities	2,685	2,490	—	—

Total	$375,293	$304,852	$15,000	$14,451

U.S. government-sponsored residential mortgage-backed securities, collateralized mortgage obligations and securities whose underlying assets are loans from the SBA have stated maturities of one to 29 years; however, it is expected that such securities will have shorter actual lives due to prepayments. U.S. government and government-sponsored enterprise obligations and corporate bonds are callable at the discretion of the issuer. U.S. government and government-sponsored enterprise obligations and corporate bonds with a total fair value of $53.9 million have a final maturity of five to ten years and a call feature of one month to five years. At September 30, 2022 there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholder equity.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table shows proceeds and gross realized gains and losses related to the sales and calls of securities for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)

Sales
Proceeds	$—	$39,321	$—	$39,321
Gross gains	—	241	—	241
Gross losses	—	—	—	—

Calls
Proceeds	$—	$5,000	$—	$5,000
Gross gains	—	—	—	—
Gross losses	—	—	—	—

Information pertaining to securities with gross unrealized losses at September 30, 2022 and December 31, 2021 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months		Twelve Months and Over
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

	(in thousands)

September 30, 2022:
Securities available for sale

U.S. government and government-sponsored enterprise obligations	$229	$4,771	$8,371	$33,771
U.S. government agency and government-sponsored residential mortgage-backed securities	10,653	66,455	50,749	193,735
U.S. government-sponsored collateralized mortgage obligations	105	2,733	—	—
SBA asset-backed securities	195	2,490	—	—
Corporate bonds	140	860	—	—
	$11,322	$77,309	$59,120	$227,506

Securities held to maturity

U.S. government and government-sponsored enterprise obligations	$549	$14,451	—	—

December 31, 2021:
Securities available for sale

U.S. government and government-sponsored enterprise obligations	$883	$41,265	$—	$—
U.S. government agency and government-sponsored residential mortgage-backed securities	2,835	262,889	1,035	35,552
	$3,718	$304,154	$1,035	$35,552

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

As of September 30, 2022, the Company’s security portfolio consisted of 131 debt securities, 130 of which were in an unrealized loss position. The unrealized losses are primarily related to the Company’s debt securities that were issued by U.S. government-sponsored entities and agencies. The Company does not believe that the debt securities that were in an unrealized loss position as of September 30, 2022 represent a credit loss impairment. As of September 30, 2022 and December 31, 2021, the gross unrealized loss positions were primarily related to mortgage-backed securities and other obligations issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Total gross unrealized losses were primarily attributable to changes in interest rates relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.

Management reviewed the collectability of the corporate bonds taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report, and other information. Management believes the unrealized losses on the corporate bonds are primarily attributable to changes in the investment spreads and interest rates and not changes in the credit quality of the issuers of the corporate bonds.

Management expects to recover the entire amortized cost basis of the debt securities with an unrealized loss. Furthermore, the Company does not intend to sell these securities, and it is likely that the Company will not be required to sell these securities, before recovery of their cost basis, which may be at maturity. Therefore, no allowance for credit losses was recorded at September 30, 2022.

3.	LOANS HELD FOR SALE

The following table provides the fair value and contractual principal balance outstanding of loans held for sale accounted for under the fair value option:

	September 30,	December 31,
	2022	2021

	(in thousands)

Loans held for sale, fair value	$18,805	$45,642
Loans held for sale, contractual principal outstanding	18,967	44,245
Fair value less unpaid principal balance	$(162)	$1,397

The Company has elected the fair value option for mortgage loans held for sale to better match changes in fair value of the loans with changes in the fair value of the forward sale commitment contracts used to economically hedge them. Changes in fair value of mortgage loans held for sale accounted for under the fair value option election amounted to a decrease of $1.6 million in the nine months ended September 30, 2022 to negative $162,000, compared to a decrease of $7.6 million in the nine months ended September 30, 2021. These amounts are offset in earnings by the changes in fair value of forward sale commitments. The changes in fair value are reported as a component of gain on sale of mortgage loans in the Unaudited Consolidated Statements of Income.

At September 30, 2022 and December 31, 2021, there were no loans held for sale that were greater than 90 days past due.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

4.	LOANS AND ALLOWANCE FOR CREDIT LOSSES

A summary of the balances of loans follows:

	September 30,	December 31,
	2022	2021

	(in thousands)

Residential real estate:
One- to four-family	$1,326,645	$1,047,819
Second mortgages and equity lines of credit	157,518	136,853
Residential real estate construction	36,646	33,308
Total residential real estate loans	1,520,809	1,217,980

Commercial:
Commercial real estate	2,041,905	1,699,877
Commercial construction	185,062	136,563
Commercial and industrial	397,112	421,608
Total commercial loans	2,624,079	2,258,048

Consumer loans:
Auto	44,685	124,354
Personal	7,781	7,351
Total consumer loans	52,466	131,705

Total loans	4,197,354	3,607,733
Allowance for loan losses	(44,621)	(45,377)
Loans, net	$4,152,733	$3,562,356

The net unamortized deferred loan origination costs included in total loans and leases were $7.0 million and $5.4 million as of September 30, 2022 and December 31, 2021, respectively.

As of September 30, 2022 and December 31, 2021, the commercial and industrial loans included $2.1 million and $27.0 million, respectively, of U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans and $69,000 and $949,000, respectively, of deferred fees on the PPP loans. PPP loans are fully guaranteed by the U.S. government.

The Company has transferred a portion of its originated commercial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying unaudited interim Consolidated Balance Sheets. The Company and participating lenders share ratably in cash flows and any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At September 30, 2022 and December 31, 2021, the Company was servicing commercial loans for participants in the aggregate amount of $338.7 million and $288.9 million, respectively.

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

The Company has made an accounting policy election to exclude accrued interest from the amortized cost basis of loans and reports accrued interest separately in other assets in the Unaudited Consolidated Balance Sheets. The Company also excludes accrued interest from the estimate of credit losses. Accrued interest receivable on loans totaled $11.5 million and $9.6 million, respectively, as of September 30, 2022 and December 31, 2021.

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

Management employs a process and methodology to estimate the ACL on loans that evaluates both quantitative and qualitative factors. The methodology for evaluating quantitative factors consists of two basic components. The first component involves pooling loans into portfolio segments for loans that share similar risk characteristics. Pooled loan portfolio segments include commercial real estate, commercial and industrial, commercial construction, residential real estate (including homeowner construction), home equity and consumer loans. The second component involves individually analyzed loans that do not share similar risk characteristics with loans that are pooled into portfolio segments. Individually analyzed loans include non-accrual loans, commercial loans risk-rated 8 or greater, loans classified as a TDR and certain other loans based on the underlying risk characteristics and the discretion of management to individually analyze such loans.

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

For pooled loans, the Company utilizes a DCF methodology to estimate credit losses over the expected life of the loan. The life of the loan excludes expected extensions, renewal and modifications, unless: (1) the extension or renewal options are included in the original or modified contract terms and not unconditionally cancellable by the Company; or (2) management reasonably expects at the reporting date that a TDR will be executed with an individual borrower. The methodology incorporates the probability of default and loss given default, which are identified by default triggers such as past due by 90 or more days, whether a charge-off has occurred, the loan is non-accrual, the loan has been modified in

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

a TDR or the loan is risk-rated as special mention, substandard, or doubtful. The probability of default for the life of the loan is determined by the use of an econometric factor. Management utilizes the national unemployment rate as an econometric factor with a one-year forecast period and one-year straight-line reversion period to the historical mean of its macroeconomic assumption in order to estimate the probability of default for each loan portfolio segment. Utilizing a third-party regression model, the forecasted national unemployment rate is correlated with the probability of default for each loan portfolio segment. The DCF methodology combines the probability of default, the loss given default, maturity date and prepayment speeds to estimate a reserve for each loan. The sum of all the loan level reserves are aggregated for each portfolio segment and a loss rate factor is derived.

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

The following table presents the activity in the ACL on loans for the three and nine months ended September 30, 2022:

		Second Mortgages	Residential
	One- to Four-	and Equity	Real Estate	Commercial	Commercial	Commercial
	Family	Lines of Credit	Construction	Real Estate	Construction	and Industrial	Consumer	Unallocated	Total

	(in thousands)

Balance at June 30, 2022	$10,082	$849	$327	$20,431	$4,370	$7,174	$327	$—	$43,560

Charge-offs	—	—	—	(24)	—	(205)	(24)	—	(253)
Recoveries	2	15	—	7	—	1,021	7	—	1,052
Provision	834	(16)	(33)	741	99	(1,300)	(63)	—	262
Balance at September 30, 2022	$10,918	$848	$294	$21,155	$4,469	$6,690	$247	$—	$44,621

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

		Second Mortgages	Residential
	One- to Four-	and Equity	Real Estate	Commercial	Commercial	Commercial
	Family	Lines of Credit	Construction	Real Estate	Construction	and Industrial	Consumer	Unallocated	Total

	(in thousands)

Balance at December 31, 2021	$3,631	$420	$69	$33,242	$2,010	$4,638	$367	$1,000	$45,377

Adoption of Topic 326	5,198	391	185	(10,194)	1,698	2,288	123	(1,000)	(1,311)
Charge-offs	—	—	—	(2,810)	—	(246)	(55)	—	(3,111)
Recoveries	2	108	—	13	—	1,495	67	—	1,685
Provision	2,087	(71)	40	904	761	(1,485)	(255)	—	1,981
Balance at September 30, 2022	$10,918	$848	$294	$21,155	$4,469	$6,690	$247	$—	$44,621

For the accounting policy on the allowance for loan losses that was in effect prior to the adoption of Topic 326, see Note 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

The following is the activity in the allowance for loan losses for the three and nine months ended September 30, 2021:

		Second Mortgages	Residential
	One- to Four-	and Equity	Real Estate	Commercial	Commercial	Commercial
	Family	Lines of Credit	Construction	Real Estate	Construction	and Industrial	Consumer	Unallocated	Total

	(in thousands)

Balance at June 30, 2021	$4,708	$603	$123	$32,991	$1,937	$8,059	$853	$1,999	$51,273

Provision for loan losses	(1,667)	(270)	(72)	2,059	615	(815)	(478)	(999)	(1,627)
Charge-offs	—	—	—	(381)	—	(1,277)	(61)	—	(1,719)
Recoveries	1	7	—	1	—	18	34	—	61
Balance at September 30, 2021	$3,042	$340	$51	$34,670	$2,552	$5,985	$348	$1,000	$47,988

		Second Mortgages	Residential
	One- to Four-	and Equity	Real Estate	Commercial	Commercial	Commercial
	Family	Lines of Credit	Construction	Real Estate	Construction	and Industrial	Consumer	Unallocated	Total

	(in thousands)

Balance at December 31, 2020	$6,168	$1,054	$197	$34,765	$1,955	$5,311	$2,475	$3,470	$55,395

Provision for loan losses	(3,270)	(797)	(146)	293	597	2,101	(2,129)	(2,470)	(5,821)
Charge-offs	—	—	—	(393)	—	(1,463)	(147)	—	(2,003)
Recoveries	144	83	—	5	—	36	149	—	417
Balance at September 30, 2021	$3,042	$340	$51	$34,670	$2,552	$5,985	$348	$1,000	$47,988

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Effective January 1, 2022, individually analyzed loans include non-accrual loans, loans classified as TDRs, and certain other loans based on the underlying risk characteristics and the discretion of management to individually analyze such loans. As of September 30, 2022, the carrying value of individually analyzed loans amounted to $32.2 million, with a related allowance of $3.7 million, and $23.1 million were considered collateral-dependent.

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

The following table presents the carrying value of collateral-dependent individually analyzed loans as of September 30, 2022:

		Related
	Carrying Value	Allowance

	(in thousands)

Commercial:
Commercial real estate	$10,576	$3,034
Commercial and industrial	3,384	63
Commercial construction	—	—
Total Commercial	13,960	3,097
Residential real estate	9,135	356
Total	$23,095	$3,453

Prior to January 1, 2022, a loan was considered impaired when, based on current information and events, it was probable that Company would not be able to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans included non-accrual loans and loans restructured in a TDR. The Company identified loss allocations for impaired loans on an individual-loan basis. The following is a summary of impaired loans.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following information pertains to impaired loans:

	December 31, 2021
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance

	(in thousands)

Impaired loans without a specific reserve:
Residential real estate	$14,115	$15,335	$—
Commercial real estate	2,641	2,692	—
Commercial construction	—	—	—
Commercial and industrial	1,389	3,396	—
Total	18,145	21,423	—

Impaired loans with a specific reserve:
Residential real estate	8,995	9,791	650
Commercial real estate	17,562	24,847	7,275
Commercial construction	—	—	—
Commercial and industrial	2,793	3,596	21
Total	29,350	38,234	7,946

Total impaired loans	$47,495	$59,657	$7,946

	Three Months Ended September 30, 2021
			Interest
	Average	Interest	Income
	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis

	(in thousands)

Residential real estate	$22,268	$279	$121
Commercial real estate	12,455	60	60
Commercial construction	—	—	—
Commercial and industrial	7,834	13	13
Total	$42,557	$352	$194

	Nine Months Ended September 30, 2021
			Interest
	Average	Interest	Income
	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis

	(in thousands)

Residential real estate	$23,973	$822	$280
Commercial real estate	13,894	125	125
Commercial construction	—	—	—
Commercial and industrial	7,802	149	149
Total	$45,669	$1,096	$554

Interest income recognized and interest income recognized on a cash basis in the tables above represent interest income for the three and nine months ended September 30, 2021, not for the time period designated as impaired. No additional funds are committed to be advanced in connection with impaired loans.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following is a summary of past due and non-accrual loans at September 30, 2022 and December 31, 2021:

			90 Days
	30-59 Days	60-89 Days	or More	Total	Loans on
	Past Due	Past Due	Past Due	Past Due	Non-accrual

	(in thousands)

September 30, 2022
Residential real estate:
One- to four-family	$—	$2,163	$5,990	$8,153	$8,921
Second mortgages and equity lines of credit	98	—	222	320	415
Commercial real estate	—	—	288	288	10,576
Commercial construction	—	—	—	—	—
Commercial and industrial	275	434	2,841	3,550	3,287
Consumer:
Auto	345	51	53	449	82
Personal	18	42	12	72	12
Total	$736	$2,690	$9,406	$12,832	$23,293

December 31, 2021
Residential real estate:
One- to four-family	$5,578	$2,901	$3,777	$12,256	$11,210
Second mortgages and equity lines of credit	202	—	336	538	600
Commercial real estate	149	—	11,334	11,483	20,053
Commercial construction	—	—	—	—	—
Commercial and industrial	616	1	3,277	3,894	4,114
Consumer:
Auto	747	162	140	1,049	144
Personal	67	—	12	79	12
Total	$7,359	$3,064	$18,876	$29,299	$36,133

At September 30, 2022 and December 31, 2021, there were no loans past due 90 days or more and still accruing.

There was one TDR loan modification during the three and nine months ended September 30, 2022 and no material modifications during the same periods in 2021. The TDR loan modification in 2022 provided a deferral of principal.

The recorded investment in TDRs was $11.7 million and $11.0 million at September 30, 2022 and December 31, 2021, respectively. Commercial TDRs totaled $2.3 million and $408,000 at September 30, 2022 and December 31, 2021, respectively. The remainder of the TDRs outstanding at the end of these periods were residential loans. Non-accrual TDRs totaled $2.9 million at September 30, 2022 and $1.0 million at December 31, 2021. Of these loans, $2.1 million and $190,000 were non-accrual commercial TDRs at September 30, 2022 and December 31, 2021, respectively.

All TDR loans are considered impaired, and management performs a DCF calculation to determine the amount of impairment reserve required on each loan. TDR loans which subsequently default are reviewed to determine if the loan should be deemed collateral-dependent. In either case, any reserve required is recorded as part of the allowance for loan losses.

During the three and nine months ended September 30, 2022 and 2021, there were no payment defaults on TDRs.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table summarizes the Company’s loan portfolio by credit quality indicator and loan portfolio segment as of September 30, 2022:

							Revolving	Revolving Loans
	Term Loans at Amortized Cost by Origination Year						Loans	Converted to
	2022	2021	2020	2019	2018	Prior	Amortized Cost	Term Loans	Total

	(in thousands)

As of September 30, 2022

Commercial real estate
Pass	$575,951	$422,759	$244,248	$268,148	$143,176	$354,200	$—	$—	$2,008,482
Special mention	—	—	—	—	22,516	331	—	—	22,847
Substandard	—	—	—	—	—	10,576	—	—	10,576
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate	575,951	422,759	244,248	268,148	165,692	365,107	—	—	2,041,905

Commercial and industrial
Pass	33,935	93,811	82,504	27,521	38,314	54,254	64,726	—	395,065
Special mention	—	—	2	—	53	14	5	—	74
Substandard	47	—	—	—	—	365	50	—	462
Doubtful	—	—	—	—	—	1,461	50	—	1,511
Total commercial and industrial	33,982	93,811	82,506	27,521	38,367	56,094	64,831	—	397,112

Commercial construction
Pass	53,088	98,047	11,761	10,073	195	1,497	868	—	175,529
Special mention	—	—	—	9,533	—	—	—	—	9,533
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction	53,088	98,047	11,761	19,606	195	1,497	868	—	185,062

Residential real estate
Accrual	320,255	512,357	216,914	42,236	25,831	247,332	145,042	1,506	1,511,473
Non-accrual	—	203	140	206	1,067	7,591	91	38	9,336
Total residential real estate	320,255	512,560	217,054	42,442	26,898	254,923	145,133	1,544	1,520,809

Consumer
Accrual	7,917	3,920	2,324	25,916	8,222	2,994	1,079	—	52,372
Non-accrual	—	4	7	55	—	27	1	—	94
Total Consumer	7,917	3,924	2,331	25,971	8,222	3,021	1,080	—	52,466

Total Loans	$991,193	$1,131,101	$557,900	$383,688	$239,374	$680,642	$211,912	$1,544	$4,197,354

The following table presents the Company’s loans by risk rating at December 31, 2021:

	December 31, 2021
	Commercial	Commercial	Commercial
	Real Estate	Construction	and Industrial

	(in thousands)

Loans rated 1 - 6	$1,645,871	$136,563	$417,408
Loans rated 7	33,953	—	85
Loans rated 8	20,053	—	694
Loans rated 9	—	—	3,421
Loans rated 10	—	—	—
	$1,699,877	$136,563	$421,608

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The Company adopted CECL using the prospective transition approach for financial assets purchased with credit deterioration (“PCD”) that were previously classified as purchased credit impaired and accounted for under ASC 310-30 Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). In accordance with the standard, the Company did not reassess whether previously recognized purchased credit impaired (“PCI”) loans accounted for under prior accounting guidance met the criteria of a PCD loan as of the date of adoption. PCD loans are initially recorded at fair value along with an ACL determined using the same methodology as originated loans. The sum of the loan’s purchase price and ACL becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the ACL are recorded through provision for credit losses. The amortized cost basis as of September 30, 2022 of the PCD loans was $2.4 million.

Prior to January 1, 2022, ASC 310-30 required the following table that summarizes activity in the accretable yield for PCI loans:

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021

	(in thousands)

Balance at beginning of period	$136	$141
Additions	—	—
Accretion	(1)	(6)
Reclassification from nonaccretable difference	—	—
Balance at end of period	$135	$135

5.	MORTGAGE LOAN SERVICING

The Company sells residential mortgages to government-sponsored entities and other parties. The Company retains no beneficial interests in these loans, but may retain the servicing rights of the loans sold. Mortgage loans serviced for others are not included in the accompanying unaudited interim Consolidated Balance Sheets. The risks inherent in mortgage servicing rights (“MSRs”) relate primarily to changes in prepayments that primarily result from shifts in mortgage interest rates. The unpaid principal balance of mortgage loans serviced for others was $3.63 billion and $3.65 billion as of September 30, 2022 and December 31, 2021.

The Company accounts for MSRs at fair value. The Company obtains and reviews valuations from independent third parties to determine the fair value of MSRs. Key assumptions used in the estimation of fair value include prepayment speeds, discount rates, and default rates. At September 30, 2022 and December 31, 2021, the following weighted average assumptions were used in the calculation of fair value of MSRs:

	September 30,	December 31,
	2022	2021
Prepayment speed	7.00%	9.40%
Discount rate	9.45	9.20
Default rate	1.65	1.64

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following summarizes changes to MSRs for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)

Balance, beginning of period	$47,130	$35,955	$38,268	$24,833
Additions	915	1,577	3,630	11,842
Changes in fair value due to:
Reductions from loans paid off during the period	(747)	(1,613)	(2,351)	(4,713)
Changes in valuation inputs or assumptions	2,563	621	10,314	4,578
Balance, end of period	$49,861	$36,540	$49,861	$36,540

Contractually specified servicing fees, net of subservicing expense, included in other mortgage banking income amounted to $2.0 million and $6.1 million for the three and nine months ended September 30, 2022 and $2.0 million and $5.5 million for the three and nine months ended September 30, 2021.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

As of September 30, 2022, the Company had $69.8 million in goodwill, of which $59.0 million was allocated to the HarborOne Bank reporting unit and $10.8 million was allocated to the HarborOne Mortgage reporting unit. The Company typically performs its goodwill impairment test during the fourth quarter of the year, unless certain indicators suggest earlier testing to be warranted. Other intangible assets were $2.5 million and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company determined that there was no triggering event that warranted an interim impairment test at September 30, 2022.

7.	DEPOSITS

A summary of deposit balances, by type, is as follows:

	September 30,	December 31,
	2022	2021

	(in thousands)

NOW and demand deposit accounts	$1,104,136	$1,056,784
Regular savings and club accounts	1,289,825	1,138,979
Money market deposit accounts	889,517	858,970
Total non-certificate accounts	3,283,478	3,054,733

Term certificate accounts greater than $250,000	103,323	108,426
Term certificate accounts less than or equal to $250,000	381,613	419,490
Brokered deposits	114,696	100,000
Total certificate accounts	599,632	627,916
Total deposits	$3,883,110	$3,682,649

The Company has established a relationship to participate in a reciprocal deposit program with other financial institutions. The reciprocal deposit program provides access to FDIC-insured deposit products in aggregate amounts exceeding the current limits for depositors. At September 30, 2022 and December 31, 2021, total reciprocal deposits were $27.7 million and $43.8 million, respectively, consisting primarily of demand deposit accounts.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

A summary of certificate accounts by maturity at September 30, 2022 is as follows:

		Weighted
		Average
	Amount	Rate

	(dollars in thousands)

Within 1 year	$406,623	0.83%
Over 1 year to 2 years	159,658	1.51
Over 2 years to 3 years	23,587	0.93
Over 3 years to 4 years	7,359	0.65
Over 4 years to 5 years	2,552	0.74
Total certificate deposits	599,779	1.01%
Less unaccreted acquisition discount	(147)
Total certificate deposits, net	$599,632

8.BORROWINGS

Borrowed funds at September 30, 2022 and December 31, 2021 consist of Federal Home Loan Bank (“FHLB”) advances. Short-term advances were $330.0 million at September 30, 2022, with a weighted average rate of 2.99%. There were no short-term advances at December 31, 2021. Long-term advances are summarized by maturity date below.

	September 30, 2022		December 31, 2021
	Amount by	Weighted	Amount by		Weighted
	Scheduled	Average	Scheduled	Amount by	Average
	Maturity*	Rate (2)	Maturity*	Call Date (1)	Rate (2)

	(dollars in thousands)

Year ending December 31:
2022	$—	—%	$—	40,000	—%
2023	182	1.42	185	185	1.46
2024	13,400	1.39	13,400	13,400	1.39
2025	987	—	40,987	987	1.32
2026	—	—	—	—	—
2027 and thereafter	1,115	2.00	1,139	1,139	2.00
	$15,684	1.35%	$55,711	$55,711	1.35%

* Includes an amortizing advance requiring monthly principal and interest payments.

(1) Callable FHLB advances are shown in the respective periods assuming that the callable debt is redeemed at the call date, while all other advances are shown in the periods corresponding to their scheduled maturity date. There were no callable advances at September 30, 2022.

(2) Weighted average rates are based on scheduled maturity dates.

The FHLB advances are secured by a blanket security agreement which requires the Bank to maintain certain qualifying assets as collateral, principally residential mortgage loans and certain multi-family and commercial real estate loans held in the Bank’s portfolio. The carrying value of the loans pledged as collateral for these borrowings totaled $1.61 billion at September 30, 2022 and $1.22 billion at December 31, 2021. As of September 30, 2022, the Company had $772.6 million of available borrowing capacity with the FHLB.

The Company also has additional borrowing capacity under a $25.0 million unsecured federal funds line with a correspondent bank and a secured line of credit with the Federal Reserve Bank of Boston (“FRBB”), secured by 67% of the carrying value of indirect auto and commercial loans with principal balances amounting to $100.0 million and $101.4 million at September 30, 2022 and December 31, 2021, respectively. No amounts were outstanding under either line at September 30, 2022 or December 31, 2021.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

On August 30, 2018, the Company issued $35.0 million in fixed-to-floating rate subordinated notes due 2028 (the “Notes”) in a private placement to institutional accredited investors. The Notes bear interest at annual fixed rate of 5.625% until September 1, 2023, at which time the interest rate resets quarterly to an interest rate per annum equal to the three–month LIBOR plus 278 basis points. Interest is payable semi-annually on March 1 and September 1 each year through September 1, 2023 and quarterly thereafter. The Notes can be redeemed partially or in whole, prior to the maturity date beginning September 1, 2023 and on any scheduled interest payment date thereafter, at par. The Notes are carried on the Consolidated Balance Sheets net of unamortized issuance costs of $746,000 and $841,000 at September 30, 2022 and December 31, 2021, respectively.

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

The ACL on unfunded commitments amounted to $5.5 million at September 30, 2022. The activity in the ACL on unfunded commitments for the three months ended September 30, 2022 is presented below:

	Residential	Commercial	Commercial	Commercial
	Real Estate	Real Estate	Construction	and Industrial	Consumer	Total

	(in thousands)

Balance at June 30, 2022	$337	$482	$3,638	$624	$15	$5,096
Provision	(7)	29	135	253	(4)	406
	$330	$511	$3,773	$877	$11	$5,502

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The activity in the ACL on the unfunded commitments for the nine months ended September 30, 2022 is presented below:

	Residential	Commercial	Commercial	Commercial
	Real Estate	Real Estate	Construction	and Industrial	Consumer	Total

	(in thousands)

Balance at December 31, 2021	$—	$—	$—	$—	$—	$—
Adoption of Topic 326	318	380	2,561	658	14	3,931
Provision	12	131	1,212	219	(3)	1,571
	$330	$511	$3,773	$877	$11	$5,502

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

The following off-balance sheet financial instruments were outstanding at September 30, 2022 and December 31, 2021. The contract amounts represent credit risk.

	September 30,	December 31,
	2022	2021

	(in thousands)

Commitments to grant residential real estate loans-HarborOne Mortgage	$122,378	$142,781
Commitments to grant other loans	174,272	27,029
Unadvanced funds on home equity lines of credit	242,496	211,120
Unadvanced funds on revolving lines of credit	329,153	223,110
Unadvanced funds on construction loans	338,792	194,101

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

As of September 30, 2022, the Company had one interest rate swap agreement with a notional amount of $100.0 million that was designated as a cashflow hedge of certificates of deposits. The interest rate swap agreement has an average maturity of 2.52 years, the current weighted average fixed rate paid is 0.67%, the weighted average 3-month LIBOR swap receive rate is 2.32%, and the fair value is $8.7 million. The Company expects approximately $3.7 million related to the cashflow hedge to be reclassified to interest expense, from other comprehensive income, in the next twelve months.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Interest Rate Swaps

The Company enters into interest rate swap agreements that are transacted to meet the financing needs of its commercial customers. Offsetting interest rate swap agreements are simultaneously transacted with a third-party financial institution to effectively eliminate the Company’s interest rate risk associated with the customer swaps. The primary risks associated with these transactions arise from exposure to the ability of the counterparties to meet the terms of the contract. At September 30, 2022, there were no securities pledged to secure the Company’s liability for the offsetting interest rate swaps (see Note 2). The interest rate swap notional amount is the aggregate notional amount of the customer swap and the offsetting third-party swap. The Company also assesses the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determines whether the credit valuation adjustments are significant to the overall valuation of its derivatives. During 2021, a credit valuation adjustment related to an interest rate swap was determined to be significant and required a negative fair value adjustment of $430,000, which was included in other income. During the first quarter of 2022, the interest rate swap was terminated, which resulted in a reversal of $329,000 to the negative fair value adjustment recorded in 2021 to a negative fair value adjustment of $101,000 at March 31, 2022.

Risk Participation Agreements

The Company has entered into risk participation agreements with correspondent institutions and shares in any interest rate swap losses incurred as a result of the commercial loan customers’ termination of a loan-level interest rate swap agreement prior to maturity. The Company records these risk participation agreements at fair value. The Company’s maximum credit exposure is based on its proportionate share of the settlement amount of the referenced interest rate swap. Settlement amounts are generally calculated based on the fair value of the swap plus outstanding accrued interest receivables from the customer.

The following tables presents the outstanding notional balances and fair values of outstanding derivative instruments:

		Assets		Liabilities
		Balance		Balance
	Notional	Sheet	Fair	Sheet	Fair
	Amount	Location	Value	Location	Value

	(in thousands)

September 30, 2022:
Derivatives designated as Hedging Instruments
Interest rate swaps	$100,000	Other assets	$8,669	Other liabilities	$—
Derivatives not designated as Hedging Instruments
Derivative loan commitments	$47,154	Other assets	$901	Other liabilities	$343
Forward loan sale commitments	42,606	Other assets	1,334	Other liabilities	16
Interest rate swaps	657,517	Other assets	29,243	Other liabilities	29,243
Risk participation agreements	130,875	Other assets	—	Other liabilities	—
Total			$40,147		$29,602

December 31, 2021:
Derivatives designated as Hedging Instruments
Interest rate swaps	$100,000	Other assets	$1,663	Other liabilities	$—
Derivatives not designated as Hedging Instruments
Derivative loan commitments	$86,134	Other assets	$1,527	Other liabilities	$95
Forward loan sale commitments	96,000	Other assets	56	Other liabilities	94
Interest rate swaps	740,235	Other assets	18,874	Other liabilities	19,214
Risk participation agreements	139,109	Other assets	—	Other liabilities	—
Total			$22,120		$19,403

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents the recorded net gains and losses pertaining to the Company’s derivative instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)

Derivatives designated as hedging instruments
(Loss) gain in OCI on derivatives (effective portion), net of tax	$1,610	$116	$5,038	$1,271
(Loss) gain reclassified from OCI into interest income or interest expense (effective portion)	$420	$(140)	$380	$(373)

Derivatives not designated as hedging instruments
Changes in fair value of derivative loan commitments
Mortgage banking income	$(606)	$(1,897)	$(874)	$(9,178)
Changes in fair value of forward loan sale commitments
Mortgage banking income	1,377	1,064	1,356	3,059
Changes in fair value of interest rate swaps
Other income	—	—	330	—
Total	$771	$(833)	$812	$(6,119)

11.	OPERATING LEASE RIGHT-OF-USE ASSETS AND LIABILITIES

Operating lease right-of-use (“ROU”) assets, included in other assets, were $25.8 million and $26.8 million at September 30, 2022 and December 31, 2021, respectively.

Operating lease liabilities, included in other liabilities and accrued expenses, were $27.4 million and $28.4 million at September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022 and December 31, 2021, there were no leases that had not yet commenced. At September 30, 2022, lease expiration dates ranged from two months to 35.9 years and have a weighted average remaining lease term of 16.4 years. At December 31, 2021, lease expiration dates ranged from 3 months to 36.1 years and had a weighted average remaining lease term of 16.7 years.

Future minimum lease payments under non-cancellable leases and a reconciliation to the amount recorded as operating lease liabilities as of September 30, 2022 were as follows:

September 30, 2022
(in thousands)

2022	$815
2023	3,162
2024	2,817
2025	2,509
2026	2,461
Thereafter	21,515
Total lease payments	33,279
Imputed interest	(5,885)
Total present value of operating lease liabilities	$27,394

The weighted-average discount rate and remaining lease term for operating leases were as follows:

	September 30, 2022	December 31, 2021
Weighted-average discount rate	1.97%	1.94%
Weighted-average remaining lease term (years)	16.42	16.77

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Rental expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease components, such as fair-market value adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

The following table presents the components of total lease expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands)

Lease Expense:
Operating lease expense	$836	$742	$2,472	$2,032
Short-term lease expense	37	52	105	122
Variable lease expense	—	2	—	21
Sublease income	(4)	—	(9)	—
Total lease expense	$869	$796	$2,568	$2,175
Other Information
Cash paid for amounts included in the measurement of lease liabilities-
operating cash flows for operating leases	845	751	2,446	2,108
Operating Lease - Operating cash flows (Liability reduction)	701	624	2,041	1,745
Right-of-use assets obtained in exchange for new operating lease liabilities	77	276	1,160	27,267

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

At September 30, 2022, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The capital levels of both the Company and the Bank at September 30, 2022 also exceeded the minimum capital requirements, including the currently applicable capital conservation buffer of 2.5%.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The Company’s and the Bank’s actual regulatory capital ratios as of September 30, 2022 and December 31, 2021 are presented in the table below.

					Minimum Required to be
					Considered "Well Capitalized"
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)

HarborOne Bancorp, Inc.
September 30, 2022
Common equity Tier 1 capital to risk-weighted assets	$588,467	13.4%	$197,880	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	588,467	13.4	263,839	6.0	N/A	N/A
Total capital to risk-weighted assets	673,590	15.3	351,786	8.0	N/A	N/A
Tier 1 capital to average assets	588,467	12.3	191,473	4.0	N/A	N/A

December 31, 2021
Common equity Tier 1 capital to risk-weighted assets	$608,804	16.4%	$167,475	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	608,804	16.4	223,300	6.0	N/A	N/A
Total capital to risk-weighted assets	689,181	18.5	297,733	8.0	N/A	N/A
Tier 1 capital to average assets	608,804	13.6	179,710	4.0	N/A	N/A

HarborOne Bank
September 30, 2022
Common equity Tier 1 capital to risk-weighted assets	$517,127	11.8%	$197,813	4.5%	$285,731	6.5%
Tier 1 capital to risk-weighted assets	517,127	11.8	263,751	6.0	351,668	8.0
Total capital to risk-weighted assets	567,251	12.9	351,668	8.0	439,585	10.0
Tier 1 capital to average assets	517,127	10.8	191,434	4.0	239,293	5.0

December 31, 2021
Common equity Tier 1 capital to risk-weighted assets	$485,239	13.1%	$166,660	4.5%	$240,731	6.5%
Tier 1 capital to risk-weighted assets	485,239	13.1	222,214	6.0	296,285	8.0
Total capital to risk-weighted assets	530,616	14.3	296,285	8.0	370,356	10.0
Tier 1 capital to average assets	485,239	10.9	178,279	4.0	222,849	5.0

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

The components of accumulated other comprehensive (loss) income, included in stockholders’ equity, are as follows:

	September 30,	December 31,
	2022	2021

	(in thousands)

Cash flow hedge:
Net unrealized gain	$8,669	$1,663
Related tax effect	(2,434)	(466)
Total accumulated other comprehensive income	$6,235	$1,197

Securities available for sale:
Net unrealized loss	$(70,441)	$(3,635)
Related tax effect	15,525	801
Total accumulated other comprehensive loss	$(54,916)	$(2,834)

The following tables present changes in accumulated other comprehensive (loss) income by component for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022			2021

	Available	Cash		Available	Cash
	for Sale	Flow		for Sale	Flow
	Securities	Hedge	Total	Securities	Hedge	Total

	(in thousands)

Balance at beginning of period	$(38,892)	$4,625	$(34,267)	$687	$142	$829

Other comprehensive (loss) income before reclassifications	(20,554)	2,658	(17,896)	(2,406)	22	(2,384)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(420)	(420)	(241)	140	(101)
Net current period other comprehensive (loss) income	(20,554)	2,238	(18,316)	(2,647)	162	(2,485)
Related tax effect	4,530	(628)	3,902	584	(46)	538
Balance at end of period	$(54,916)	$6,235	$(48,681)	$(1,376)	$258	$(1,118)

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

	Nine Months Ended September 30,
	2022			2021

	Available	Cash		Available	Cash
	for Sale	Flow		for Sale	Flow
	Securities	Hedge	Total	Securities	Hedge	Total

	(in thousands)

Balance at beginning of period	$(2,834)	$1,197	$(1,637)	$3,198	$(1,013)	$2,185

Other comprehensive (loss) income before reclassifications	(66,806)	7,386	(59,420)	(5,626)	1,392	(4,234)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(380)	(380)	(241)	373	132
Net current period other comprehensive (loss) income	(66,806)	7,006	(59,800)	(5,867)	1,765	(4,102)
Related tax effect	14,724	(1,968)	12,756	1,293	(494)	799
Balance at end of period	$(54,916)	$6,235	$(48,681)	$(1,376)	$258	$(1,118)

14.	FAIR VALUE OF ASSETS AND LIABILITIES

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

The following methods and assumptions were used by the Company in estimating fair value disclosures:

Debt Securities – Available-for-sale debt securities are recorded at fair value on a recurring basis. When available, the Company uses quoted market prices to determine the fair value of debt securities; such items are classified as Level 1. There were no Level 1 securities held at September 30, 2022 and December 31, 2021.

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

Debt securities not actively traded whose fair value is determined through the use of cash flows utilizing inputs that are unobservable are classified as Level 3. There were no Level 3 securities held at September 30, 2022 and December 31, 2021.

Loans held for sale - The fair value of mortgage loans held for sale is estimated based on current market prices for similar loans in the secondary market and therefore are classified as Level 2 assets. There were no mortgage loans held for sale 90 days or more past due as of September 30, 2022 and December 31, 2021.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Collateral-Dependent Impaired Loans - The fair value of collateral-dependent loans that are deemed to be impaired is determined based upon the fair value of the underlying collateral. Such collateral primarily consists of real estate and, to a lesser extent, other business assets. For collateral-dependent loans for which repayment is dependent on the sale of the collateral, management adjusts the fair value for estimated costs to sell. For collateral-dependent loans for which repayment is dependent on the operation of the collateral, such as accruing TDR loans, estimated costs to sell are not incorporated into the measurement. Management may also adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values resulting from its knowledge of the property. Internal valuations are utilized to determine the fair value of other business assets. Collateral-dependent impaired loans are categorized as Level 3.

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

Forward loan sale commitments and derivative loan commitments - Forward loan sale commitments and derivative loan commitments are based on fair values of the underlying mortgage loans and the probability of such commitments being exercised. The assumptions for pull-through rates are derived from internal data and adjusted using management judgment. Derivative loan commitments include the value of servicing rights and non-refundable costs of originating the loan based on the Company’s internal cost analysis that is not observable. The weighted average pull-through rate for derivative loan commitments was approximately 93% and 88% at September 30, 2022 and December 31, 2021, respectively.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Although the Company has determined that the majority of the inputs used to value its interest rate swaps and risk participation agreements fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with interest rate contracts and risk participation agreements utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of September 30, 2022 and December 31, 2021, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company classified its derivative valuations in their entirety as Level 2.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

				Total
	Level 1	Level 2	Level 3	Fair Value

	(in thousands)

September 30, 2022
Assets

Securities available for sale	$—	$304,852	$—	$304,852
Loans held for sale	—	18,805	—	18,805
Mortgage servicing rights	—	49,861	—	49,861
Derivative loan commitments	—	—	901	901
Forward loan sale commitments	—	—	1,334	1,334
Interest rate management agreements	—	8,669	—	8,669
Interest rate swaps	—	29,243	—	29,243
	$—	$411,430	$2,235	$413,665
Liabilities

Derivative loan commitments	$—	$—	$343	$343
Forward loan sale commitments	—	—	16	16
Interest rate swaps	—	29,243	—	29,243
	$—	$29,243	$359	$29,602

December 31, 2021
Assets

Securities available for sale	$—	$394,036	$—	$394,036
Loans held for sale	—	45,642	—	45,642
Mortgage servicing rights	—	38,268	—	38,268
Derivative loan commitments	—	—	1,527	1,527
Forward loan sale commitments	—	—	56	56
Interest rate management agreements	—	1,663	—	1,663
Interest rate swaps	—	18,874	—	18,874
	$—	$498,483	$1,583	$500,066
Liabilities

Derivative loan commitments	$—	$—	$95	$95
Forward loan sale commitments	—	—	94	94
Interest rate swaps	—	19,214	—	19,214
	$—	$19,214	$189	$19,403

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The table below presents, for the three and nine months ended September 30, 2022 and 2021, the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)

Assets: Derivative and Forward Loan Sale Commitments:

Balance at beginning of period	$1,344	$5,134	$1,583	$12,623

Total gains (losses) included in net income (1)	891	(1,103)	652	(8,592)
Balance at end of period	$2,235	$4,031	$2,235	$4,031

Changes in unrealized gains relating to instruments at period end	$2,235	$4,031	$2,235	$4,031

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)

Liabilities: Derivative and Forward Loan Sale Commitments:

Balance at beginning of period	$(239)	$(342)	$(189)	$(2,545)

Total gains (losses) included in net income (1)	(120)	270	(170)	2,473
Balance at end of period	$(359)	$(72)	$(359)	$(72)

Changes in unrealized losses relating to instruments at period end	$(359)	$(72)	$(359)	$(72)

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

	September 30, 2022			December 31, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

	(in thousands)

Collateral-dependent impaired loans	$—	$—	$8,996	$—	$—	$21,615
Other real estate owned and repossessed assets	—	—	74	—	—	53
	$—	$—	$9,070	$—	$—	$21,668

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Losses in the following table represent the amount of the fair value adjustments recorded during the period on the carrying value of the assets held at September 30, 2022 and December 31, 2021, respectively. Losses on fully charged off loans are not included in the table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)

Collateral-dependent impaired loans	$92	$5,132	$840	$7,948
Other real estate owned and repossessed assets	—	—	—	24
	$92	$5,132	$840	$7,972

The table below presents quantitative information about significant unobservable inputs (Level 3) for assets measured at fair value on a nonrecurring basis at the dates indicated.

	Fair Value
	September 30,	December 31,	Valuation Technique
	2022	2021

	(in thousands)

Collateral-dependent impaired loans	$5,862	$21,615	Sales Comparison Approach (1)
Real estate owned and repossessed assets	$—	$—

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

	September 30, 2022
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total

	(in thousands)

Financial assets:
Cash and cash equivalents	$85,954	$85,954	$—	$—	$85,954
Securities available for sale	304,852	—	304,852	—	304,852
Securities held to maturity	15,000	—	14,451	—	14,451
Federal Home Loan Bank stock	15,973	N/A	N/A	N/A	N/A
Loans held for sale	18,805	—	18,805	—	18,805
Loans, net	4,152,733	—	—	4,067,780	4,067,780
Retirement plan annuities	14,511	—	—	14,511	14,511
Accrued interest receivable	12,746	—	12,746	—	12,746

Financial liabilities:
Deposits	3,883,110	—	—	3,861,090	3,861,090
Borrowed funds	345,684	—	344,611	—	344,611
Subordinated debt	34,254	—	—	31,054	31,054
Mortgagors' escrow accounts	9,842	—	—	9,842	9,842
Accrued interest payable	950	—	950	—	950

Derivative loan commitments:
Assets	901	—	—	901	901
Liabilities	343	—	—	343	343

Interest rate management agreements:
Assets	8,669	—	8,669	—	8,669
Liabilities	—	—	—	—	—

Interest rate swap agreements:
Assets	29,243	—	29,243	—	29,243
Liabilities	29,243	—	29,243	—	29,243

Forward loan sale commitments:
Assets	1,334	—	—	1,334	1,334
Liabilities	16	—	—	16	16

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

	December 31, 2021
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total

	(in thousands)

Financial assets:
Cash and cash equivalents	$194,719	$194,719	$—	$—	$194,719
Securities available for sale	394,036	—	394,036	—	394,036
Federal Home Loan Bank stock	5,931	N/A	N/A	N/A	N/A
Loans held for sale	45,642	—	45,642	—	45,642
Loans, net	3,562,356	—	—	3,558,934	3,558,934
Retirement plan annuities	14,174	—	—	14,174	14,174
Accrued interest receivable	10,624	—	10,624	—	10,624

Financial liabilities:
Deposits	3,682,649	—	—	3,683,465	3,683,465
Borrowed funds	55,711	—	55,765	—	55,765
Subordinated debt	34,159	—	—	35,790	35,790
Mortgagors' escrow accounts	8,459	—	—	8,459	8,459
Accrued interest payable	1,083	—	1,083	—	1,083

Derivative loan commitments:
Assets	1,527	—	—	1,527	1,527
Liabilities	95	—	—	95	95

Interest rate management agreements:
Assets	1,663	—	1,663	—	1,663
Liabilities	—	—	—	—	—

Interest rate swap agreements:
Assets	18,874	—	18,874	—	18,874
Liabilities	19,214	—	19,214	—	19,214

Forward loan sale commitments:
Assets	56	—	—	56	56
Liabilities	94	—	—	94	94

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

15.	EARNINGS PER SHARE (“EPS”)

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

The following table presents earnings per common share.

	Three Months Ended September 30,
	2022	2021

Net income available to common stockholders (in thousands)	$13,758	$12,259

Average number of common shares outstanding	49,626,152	54,021,542
Less: Average unallocated ESOP shares and non-vested restricted shares	(3,795,415)	(4,220,419)
Weighted average number of common shares outstanding used to calculate basic earnings per common share	45,830,737	49,801,123
Dilutive effect of share-based compensation	589,790	862,292
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	46,420,527	50,663,415

Earnings per common share:
Basic	$0.30	$0.25
Diluted	$0.30	$0.24

	Nine Months Ended September 30,
	2022	2021

Net income available to common stockholders (in thousands)	$36,012	$45,927

Average number of common shares outstanding	50,738,918	55,599,758
Less: Average unallocated ESOP shares and non-vested restricted shares	(3,863,606)	(4,237,506)
Weighted average number of common shares outstanding used to calculate basic earnings per common share	46,875,312	51,362,252
Dilutive effect of share-based compensation	666,335	732,497
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	47,541,647	52,094,749

Earnings per common share:
Basic	$0.77	$0.89
Diluted	$0.76	$0.88

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

16.	REVENUE RECOGNITION

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Information about the reportable segments and reconciliation to the unaudited interim Consolidated Financial Statements at September 30, 2022 and 2021 and for the three and nine months then ended is presented in the tables below.

	Three Months Ended September 30, 2022
	HarborOne	HarborOne
	Bank	Mortgage	Consolidated

	(in thousands)

Net interest and dividend income	$39,373	$437	$39,332
Provision for credit losses	668	—	668
Net interest and dividend income, after provision for credit losses	38,705	437	38,664
Mortgage banking income:
Gain on sale of mortgage loans	—	3,809	3,809
Intersegment gain (loss)	(904)	698	—
Changes in mortgage servicing rights fair value	164	1,652	1,816
Other	218	2,235	2,453
Total mortgage banking income (loss)	(522)	8,394	8,078
Other noninterest income (loss)	6,180	(13)	6,167
Total noninterest income	5,658	8,381	14,245
Noninterest expense	27,707	6,610	34,473
Income before income taxes	16,656	2,208	18,436
Provision for income taxes	4,166	687	4,678
Net income	$12,490	$1,521	$13,758

	Nine Months Ended September 30, 2022
	HarborOne	HarborOne
	Bank	Mortgage	Consolidated

	(in thousands)

Net interest and dividend income	$110,043	$1,198	$109,797
Provision for credit losses	3,552	—	3,552
Net interest and dividend income, after provision for credit losses	106,491	1,198	106,245
Mortgage banking income:
Gain on sale of mortgage loans	—	13,669	13,669
Intersegment gain (loss)	(2,607)	2,632	—
Changes in mortgage servicing rights fair value	881	7,082	7,963
Other	670	6,953	7,623
Total mortgage banking income (loss)	(1,056)	30,336	29,255
Other noninterest income	18,151	3	18,154
Total noninterest income	17,095	30,339	47,409
Noninterest expense	81,663	21,613	104,262
Income before income taxes	41,923	9,924	49,392
Provision for income taxes	11,273	2,777	13,380
Net income	$30,650	$7,147	$36,012

Total assets at period end	$5,000,963	$132,431	$4,987,643
Goodwill at period end	$59,042	$10,760	$69,802

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

	Three Months Ended September 30, 2021

	HarborOne	HarborOne
	Bank	Mortgage	Consolidated

	(in thousands)

Net interest and dividend income	$32,494	$792	$32,803
Provision (benefit) for credit losses	(1,627)	—	(1,627)
Net interest and dividend income, after provision (benefit) for credit losses	34,121	792	34,430
Mortgage banking income:
Gain on sale of mortgage loans	—	12,756	12,756
Intersegment gain (loss)	(1,373)	2,366	—
Changes in mortgage servicing rights fair value	(74)	(918)	(992)
Other	263	3,619	3,882
Total mortgage banking income (loss)	(1,184)	17,823	15,646
Other noninterest income	6,339	25	6,364
Total noninterest income	5,155	17,848	22,010
Noninterest expense	26,570	12,387	39,274
Income before income taxes	12,706	6,253	17,166
Provision for income taxes	3,575	1,559	4,907
Net income	$9,131	$4,694	$12,259

	Nine Months Ended September 30, 2021

	HarborOne	HarborOne
	Bank	Mortgage	Consolidated

	(in thousands)

Net interest and dividend income	$95,876	$2,897	$97,385
Provision (benefit) for credit losses	(5,822)	—	(5,822)
Net interest and dividend income, after provision (benefit) for credit losses	101,698	2,897	103,207
Mortgage banking income:
Gain on sale of mortgage loans	—	51,820	51,820
Intersegment gain (loss)	(2,945)	3,938	—
Changes in mortgage servicing rights fair value	(207)	72	(135)
Other	839	11,633	12,472
Total mortgage banking income (loss)	(2,313)	67,463	64,157
Other noninterest income	17,328	37	17,365
Total noninterest income	15,015	67,500	81,522
Noninterest expense	75,161	44,545	120,674
Income before income taxes	41,552	25,852	64,055
Provision for income taxes	11,873	6,905	18,128
Net income	$29,679	$18,947	$45,927

Total assets at period end	$4,575,798	$208,888	$4,567,094
Goodwill at period end	$59,042	$10,760	$69,802

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section is intended to assist in the understanding of the financial performance of the Company and its subsidiaries through a discussion of our financial condition at September 30, 2022, and our results of operations for the nine months ended September 30, 2022 and 2021. This section should be read in conjunction with the unaudited interim Consolidated Financial Statements and Notes thereto of the Company appearing in Part I, Item 1 of this Form 10-Q.

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

Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. The Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among others, factors referenced herein under the section captioned “Risk Factors;”  changes in general business and economic conditions (including inflation) on a national basis and in the local markets in which the Company operates; changes in customer behavior due to changing political, business and economic conditions including concerns about inflation; the possibility that future credit losses, loan defaults and charge-off rates are higher than expected due to changes in economic assumptions or adverse economic developments; ongoing turbulence in the capital and debt markets; changes in interest rates; decreases in the value of securities and other assets; decreases in deposit levels necessitating increased borrowing to fund loans and investments; competitive pressures from other financial institutions; operational risks including, but not limited to, cybersecurity incidents, fraud, natural disasters, war, terrorism, civil unrest, the ongoing COVID-19 pandemic, and future pandemics; changes in accounting standards and practices; the risk that goodwill and intangibles recorded in our financial statements will become impaired; risks related to the implementation of acquisitions, dispositions, and restructurings, including the risk that acquisitions may not produce results at levels or within time frames originally anticipated; the risk that we may not be successful in the implementation of our business strategy; changes in assumptions used in making such forward-looking statements; and the other risks and uncertainties detailed in the Company’s Annual Report on Form 10-K and updated in this Quarterly Reports on Form 10-Q and other filings submitted to the Securities and Exchange Commission. Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in its most recent Annual Report on Form 10-K. Modifications to significant accounting policies made during the year are described in Note 1 to the Consolidated Financial Statements included in Item 1 of this report. The preparation of the consolidated financial statements in accordance with GAAP and practices generally applicable to the financial services industry requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates.

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

COVID-19 Update

While asset quality continues to improve, the continued uncertainty regarding the COVID-19 pandemic, inflation and the related economic effects on credit quality could continue to affect the accounting for credit losses. Management continues to evaluate our loan portfolio, particularly the commercial loan portfolio. Management identified five sectors as the most susceptible to increased credit risk at the outset of the COVID-19 pandemic: retail, office space, hotels, restaurants, and recreation. Management continues to monitor certain credit types within those sectors that may be susceptible to increased credit risk as a result of trends that were precipitated by the COVID-19 pandemic and may be exacerbated by current economic conditions. Management is focused on business-oriented hotels, non-anchored retail space, and metro office space. As of September 30, 2022, business-oriented hotels included 13 loans with a total outstanding balance of $93.9 million, non-anchored retail space included 31 loans with a total outstanding balance of $56.3 million, and metro office space included 2 loans with a total outstanding balance of $14.9 million. As of September 30, 2022, there were two business-oriented hotel credits with a carrying value of $10.3 million that were on non-accrual. One of those credits in the amount of $2.0 million was provided a principal deferral that resulted in a TDR designation in the third quarter. One business-oriented hotel credit in the amount of $9.5 million was downgraded to a watch risk rating during the third quarter of 2022; however, it is performing in accordance with its terms. The other loans in these groups were performing in accordance with their terms.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Comparison of Financial Condition at September 30, 2022 and December 31, 2021

Total Assets.  Total assets increased $434.2 million, or 9.5%, to $4.99 billion at September 30, 2022 from $4.55 billion at December 31, 2021. The increase primarily reflects increases of $589.6 million in loans and $23.1 million in other assets, partially offset by decreases of $108.8 million in cash and cash equivalents and $89.2 million in securities available for sale. The increase in other assets is partially attributable to an increase in the deferred tax asset for the unrealized losses in the available securities discussed below in the “Securities” section.

Cash and Cash Equivalents.  Cash and cash equivalents decreased $108.8 million to $85.9 million at September 30, 2022 from $194.7 million at December 31, 2021 and was primarily used to fund loan growth.

Loans Held for Sale.  Loans held for sale at September 30, 2022 were $18.8 million, a decrease of $26.8 million from $45.6 million at December 31, 2021, as rising interest rates on residential mortgage loans dampened loan demand.

Loans, net.  Net loans increased $590.4 million, or 16.6%, to $4.15 billion at September 30, 2022 from $3.56 billion at December 31, 2021. The following table sets forth information concerning the composition of loans:

	September 30,	December 31,	Increase (Decrease)
	2022	2021	Dollars	Percent

	(dollars in thousands)

Residential real estate:
One- to four-family	$1,326,645	$1,047,819	$278,826	26.6%
Second mortgage and equity lines of credit	157,518	136,853	20,665	15.1
Residential construction	36,646	33,308	3,338	10.0
Total residential real estate loans	1,520,809	1,217,980	302,829	24.9
Commercial:
Commercial real estate	2,041,905	1,699,877	342,028	20.1
Commercial construction	185,062	136,563	48,499	35.5
Commercial and industrial	397,112	421,608	(24,496)	(5.8)
Total commercial loans	2,624,079	2,258,048	366,031	16.2

Consumer loans	52,466	131,705	(79,239)	(60.2)

Total loans	4,197,354	3,607,733	589,621	16.3 `
Allowance for loan losses	(44,621)	(45,377)	756	1.7
Loans, net	$4,152,733	$3,562,356	$590,377	16.6%

The increase in net loans is primarily due to commercial real estate and residential real estate loan growth. The increase in one- to four-family loans includes a purchased pool of $58.1 million. The allowance for loan losses was $44.6 million at September 30, 2022 and $45.4 million at December 31, 2021. The Company adopted Accounting Standards Update No. 2016-13, commonly referred to as CECL, on January 1, 2022. The decrease reflects the adoption of the CECL accounting methodology, as well as the impact of net charge-offs in the first quarter of 2022, partially offset by net recoveries in the second and third quarters of 2022. See additional disclosure in the Asset Quality section.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Securities.  Investment securities available for sale at September 30, 2022 were $304.9 million, a decrease of $89.1 million, or 22.6%, from $394.0 million at December 31, 2021. Securities available for sale were negatively impacted by unrealized losses of $70.4 million as September 30, 2022, as compared to $3.6 million of unrealized losses as of December 31, 2021. As of September 30, 2022 and December 31, 2021, the gross unrealized loss positions were primarily related to mortgage-backed securities and other obligations issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Total gross unrealized losses were primarily attributable to changes in interest rates relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.

Securities held to maturity amounted to $15.0 million at September 30, 2022 and reflects the purchase of three $5.0 million U.S. government agency notes during 2022. During the nine months ended September 30, 2022, purchases of available-for-sale securities included $10.0 million of mortgage-backed securities, $5.0 million of U.S. government agency notes, and $1.0 million of corporate bonds.

Mortgage servicing rights.  MSRs are created as a result of our mortgage banking origination activities and accounted for at fair value. At September 30, 2022, we serviced mortgage loans for others with an aggregate outstanding principal balance of $3.63 billion. Total MSRs were $49.9 million at September 30, 2022 and $38.3 million at December 31, 2021. The change in total MSRs for the nine months ended September 30, 2022 primarily reflects a fair value mark of $10.3 million.

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

Deposits.  Deposits increased $200.5 million, or 5.4%, to $3.88 billion at September 30, 2022 from $3.68 billion at December 31, 2021. The following table sets forth information concerning the composition of deposits:

	September 30,	December 31,	Increase (Decrease)
	2022	2021	Dollars	Percent

	(dollars in thousands)

Noninterest-bearing deposits	$795,945	$743,051	$52,894	7.1%
NOW accounts	308,128	313,684	(5,556)	(1.8)
Regular savings	1,289,825	1,138,980	150,845	13.2
Money market accounts	506,894	548,830	(41,936)	(7.6)
Term certificate accounts	484,567	527,548	(42,981)	(8.1)
Consumer and business deposits	3,385,359	3,272,093	113,266	3.5
Municipal deposits	383,055	310,556	72,499	23.3
Wholesale deposits	114,696	100,000	14,696	14.7
Total deposits	$3,883,110	$3,682,649	$200,461	5.4%

Reciprocal deposits	$27,736	$43,757	$(16,021)	(36.6)%

The growth in deposits was driven by an increase of $113.3 million in consumer and business deposits. Consumer and business deposit growth was primarily a response to marketing and promotions of retail products and customers maintaining liquidity due to market uncertainty. At September 30, 2022, wholesale deposits were brokered deposits of $114.7 million. We participate in a reciprocal deposit program that provides access to FDIC-insured deposit products in aggregate amounts exceeding the current limits for depositors. Total deposits included $27.7 million in reciprocal deposits. The wholesale deposits provide a channel for the Company to seek additional funding outside the Company’s core market.

Stockholders’ equity.  Total stockholders’ equity was $611.4 million at September 30, 2022, compared to $679.3 million at December 31, 2021 and $680.0 million at September 30, 2021. Stockholders’ equity decreased 10.0% when compared to the year ended December 31, 2021 as earnings were offset by share repurchases and elevated levels of unrealized losses on available-for-sale investment securities included in other comprehensive income. The Company commenced its fourth share repurchase program on April 12, 2022 and purchased 2,121,104 shares at an average price of

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

$13.82 through September 30, 2022. The Company completed its third share repurchase program of 2,668,159 shares on March 25, 2022 at an average price of $14.64. A fifth share repurchase program of 2,450,208 shares was announced on September 21, 2022 and will begin when the fourth program is completed. The tangible-common-equity-to-tangible-assets ratio was 10.97% at September 30, 2022, 13.53% at December 31, 2021, and 13.50% at September 30, 2021.

At September 30, 2022, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The capital levels of both the Company and the Bank at September 30, 2022 also exceeded the minimum capital requirements, including the currently applicable capital conservation buffer of 2.5%. Regulatory capital ratios are not impacted by the decline in other comprehensive income as a result of the unrealized losses on available-for-sale investment securities.

Comparison of Results of Operations for the Three Months and Nine Months Ended September 30, 2022 and 2021

HarborOne Bancorp, Inc. Consolidated

Overview.  Consolidated net income for the three and nine months ended September 30, 2022 was $13.8 million and $36.0 million, respectively, compared to net income of $12.3 million and $45.9 million for the three and nine months ended September 30, 2021.

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

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

	Three Months Ended September 30,
	2022			2021
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

	(dollars in thousands)

Interest-earning assets:
Investment securities (1)	$390,577	$1,971	2.00%	$358,927	$1,293	1.43%
Other interest-earning assets	27,723	143	2.05	372,892	170	0.18
Loans held for sale	28,046	377	5.33	84,399	665	3.13
Loans
Commercial loans (2)	2,522,359	28,298	4.45	2,121,432	22,394	4.19
Residential real estate loans (2)	1,470,305	12,972	3.50	1,121,898	9,352	3.31
Consumer loans (2)	63,220	795	4.99	170,366	1,934	4.50
Total loans	4,055,884	42,065	4.11	3,413,696	33,680	3.91
Total interest-earning assets	4,502,230	44,556	3.93	4,229,914	35,808	3.36
Noninterest-earning assets	308,734			347,060
Total assets	$4,810,964			$4,576,974
Interest-bearing liabilities:
Savings accounts	$1,293,598	1,211	0.37	$1,136,131	365	0.13
NOW accounts	305,777	42	0.05	283,725	45	0.06
Money market accounts	893,452	1,382	0.61	832,340	392	0.19
Certificates of deposit	486,923	787	0.64	570,570	1,087	0.76
Brokered deposits	102,875	69	0.27	100,000	161	0.64
Total interest-bearing deposits	3,082,625	3,491	0.45	2,922,766	2,050	0.28
FHLB advances	196,036	1,209	2.45	84,438	431	2.03
Subordinated debentures	34,237	524	6.07	34,111	524	6.09
Total borrowings	230,273	1,733	2.99	118,549	955	3.20
Total interest-bearing liabilities	3,312,898	5,224	0.63	3,041,315	3,005	0.39
Noninterest-bearing liabilities:
Noninterest-bearing deposits	789,214			756,927
Other noninterest-bearing liabilities	80,304			90,366
Total liabilities	4,182,416			3,888,608
Total equity	628,548			688,366
Total liabilities and equity	$4,810,964			$4,576,974
Net interest income as reported		39,332			32,803
Interest rate spread (3)			3.30%			2.97%
Net interest-earning assets (4)	$1,189,332			$1,188,599
Net interest margin (5)			3.47%			3.08%
Ratio of interest-earning assets to interest-bearing liabilities	135.90%			139.08%

Supplemental information:
Total deposits, including demand deposits	$3,871,839	$3,491		$3,679,693	$2,050
Cost of total deposits			0.36%			0.22%
Total funding liabilities, including demand deposits	$4,102,112	$5,224		$3,798,242	$3,005
Cost of total funding liabilities			0.51%			0.31%

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

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

	Nine Months Ended September 30,
	2022			2021
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

	(dollars in thousands)

Interest-earning assets:
Investment securities (1)	391,786	5,545	1.89	318,817	2,671	1.12
Other interest-earning assets	80,540	335	0.56	317,837	384	0.16
Loans held for sale	29,114	972	4.46	130,622	2,841	2.91
Loans
Commercial loans (2)	2,400,290	75,688	4.22	2,144,726	65,253	4.07
Residential real estate loans (2)	1,341,508	34,296	3.42	1,090,361	29,439	3.61
Consumer loans (2)	89,934	3,179	4.73	209,443	6,954	4.44
Total loans	3,831,732	113,163	3.95	3,444,530	101,646	3.95
Total interest-earning assets	4,333,172	120,015	3.70	4,211,806	107,542	3.41
Noninterest-earning assets	315,781			338,980
Total assets	$4,648,953			$4,550,786
Interest-bearing liabilities:
Savings accounts	$1,242,533	2,203	0.24	$1,104,765	1,363	0.16
NOW accounts	306,115	116	0.05	242,623	123	0.07
Money market accounts	879,310	2,320	0.35	849,041	1,369	0.22
Certificates of deposit	497,744	2,186	0.59	589,404	3,760	0.85
Brokered deposits	100,969	306	0.41	100,000	457	0.61
Total interest-bearing deposits	3,026,671	7,131	0.32	2,885,833	7,072	0.33
FHLB advances	96,015	1,516	2.11	94,482	1,514	2.14
Subordinated debentures	34,206	1,571	6.14	34,080	1,571	6.16
Total borrowings	130,221	3,087	3.17	128,562	3,085	3.21
Total interest-bearing liabilities	3,156,892	10,218	0.43	3,014,395	10,157	0.45
Noninterest-bearing liabilities:
Noninterest-bearing deposits	765,479			749,426
Other noninterest-bearing liabilities	80,727			90,763
Total liabilities	4,003,098			3,854,584
Total equity	645,855			696,202
Total liabilities and equity	$4,648,953			$4,550,786
Net interest income as reported		109,797			97,385
Interest rate spread (3)			3.27%			2.96%
Net interest-earning assets (4)	$1,176,280			$1,197,411
Net interest margin (5)			3.39%			3.09%
Ratio of interest-earning assets to interest-bearing liabilities	137.26%			139.72%

Supplemental information:
Total deposits, including demand deposits	$3,792,150	$7,131		$3,635,259	$7,072
Cost of total deposits			0.25%			0.26%
Total funding liabilities, including demand deposits	$3,922,371	$10,218		$3,763,821	$10,157
Cost of total funding liabilities			0.35%			0.36%

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

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Rate/Volume Analysis.  The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated, on a consolidated basis. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022 v. 2021			2022 v. 2021
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to Changes in		Increase	Due to Changes in		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(in thousands)

Interest-earning assets:
Investment securities	$104	$574	$678	$510	$2,364	$2,874
Other interest-earning assets	(27)	—	(27)	(124)	75	(49)
Loans held for sale	(288)	—	(288)	(1,516)	(353)	(1,869)
Loans
Commercial loans	2,289	3,615	5,904	6,547	3,888	10,435
Residential real estate loans	2,772	848	3,620	6,417	(1,560)	4,857
Consumer loans	(1,083)	(56)	(1,139)	(3,724)	(51)	(3,775)
Total loans	3,978	4,407	8,385	9,240	2,277	11,517
Total interest-earning assets	3,767	4,981	8,748	8,110	4,363	12,473
Interest-bearing liabilities:
Savings accounts	43	803	846	154	686	840
NOW accounts	3	(6)	(3)	28	(35)	(7)
Money market accounts	27	963	990	47	904	951
Certificates of deposit	(148)	(152)	(300)	(524)	(1,050)	(1,574)
Brokered deposit	5	(97)	(92)	4	(155)	(151)
Total interest-bearing deposits	(70)	1,511	1,441	(291)	350	59
FHLB advances	881	(103)	778	2	—	2
Subordinated debentures	—	—	—	—	—	—
Total borrowings	881	(103)	778	2	—	2
Total interest-bearing liabilities	811	1,408	2,219	(289)	350	61
Change in net interest income	$2,956	$3,573	$6,529	$8,399	$4,013	$12,412

Interest and Dividend Income.  Interest and dividend income increased $8.7 million, or 24.4%, to $44.6 million for the three months ended September 30, 2022, compared to $35.8 million for the three months ended September 30, 2021. The significant components of the increase were:

●	Interest and fees on loans increased $8.4 million, or 24.9%, reflecting loan growth, and a 20 basis point increase in the yield. Interest on loans for three months ended September 30, 2022, included $454,000 in prepayment penalties on commercial loans, $188,000 in accretion income from fair value discounts on acquired loans, and $24,000 from the recognition of deferred fees on PPP loans. The same period in 2021 included $436,000 in prepayment penalties, $675,000 in accretion income and $1.9 million in recognition of PPP loan fees.

●	Interest income on securities increased $678,000, or 52.4%, reflecting the increase in average balance and rate.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

●	Interest on loans held for sale decreased $288,000, or 43.3%, partially offsetting the increases, reflecting the decrease in mortgage originations, partially offset by the increase in rates.

Compared to the first nine months of 2021, interest and dividend income increased $12.5 million, or 11.6%, reflecting an $11.5 million, or 11.3% increase in loan income, and a $2.9 million increase in securities income, partially offset by a $1.9 million decrease in income from loans held for sale. The increases in loans and securities reflect increases in average balances coupled with increases in yields.

Interest Expense.  Interest expense increased $2.2 million, or 73.8%, to $5.2 million for the three months ended September 30, 2022 from $3.0 million for the three months ended September 30, 2021. The increase resulted from a $1.4 million increase in interest expense on deposits and a $778,000 increase in interest expense on FHLB borrowings. The increase in interest expense on FHLB borrowings reflects an increase in the average balance and a 42 basis-point increase in the cost of FHLB borrowings. The increase in deposit expense reflects a 17 basis-point increase in cost of interest-bearing deposits and an increase in the average balance.

For the first nine months of 2022 and 2021, interest expense was $10.2 million. The increase in the average interest-bearing deposits and the increase in the total borrowings balance was offset by slight decreases in the cost of those funds.

Net Interest and Dividend Income.  Net interest and dividend income increased $6.5 million, or 19.9%, to $39.3 million for the three months ended September 30, 2022 from $32.8 million for the three months ended September 30, 2021, primarily as a result of increases in the average balance of loans and investments. The net interest spread increased 33 basis points to 3.30% for the three months ended September 30, 2022 from 2.97% for the three months ended September 30, 2021 and net interest margin increased 39 basis points to 3.47% for the three months ended September 30, 2022 from 3.08% for three months ended September 30, 2021.

Compared to the first nine months of 2021, net interest and dividend income increased $12.4 million, or 12.8%, to $109.8 million from $97.4 million. The net interest spread increased 31 basis points to 3.27% for the nine months ended September 30, 2022 from 2.96% for the nine months ended September 30, 2021, and net interest margin increased by 30 basis points to 3.39% for the nine months ended September 30, 2022 from 3.09% for the nine months ended September 30, 2021.

Income Tax Provision.  The provision for income taxes and effective tax rate for the three months ended September 30, 2022 was $4.7 million and 25.4%, respectively, compared to $4.9 million and 28.6%, respectively, for the three months ended September 30, 2021.

The provision for income taxes and effective tax rate for the nine months ended September 30, 2022 was $13.4 million and 27.1%, respectively, compared to $18.1 million and 28.3%, respectively, for the nine months ended September 30, 2021.

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

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The tables below show the results of operations for the Company’s segments, HarborOne Bank and HarborOne Mortgage, for the three and nine months ended September 30, 2022 and 2021, and the increase or decrease in those results:

	HarborOne Bank				HarborOne Mortgage
	Three Months Ended				Three Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2022	2021	Dollars	Percent	2022	2021	Dollars	Percent

	(dollars in thousands)

Net interest and dividend income	$39,373	$32,494	$6,879	21.2%	$437	$792	$(355)	(44.8)%
Provision (benefit) for credit losses	668	(1,627)	2,295	141.1	—	—	—	—
Net interest and dividend income, after provision (benefit) for credit losses	38,705	34,121	4,584	13.4	437	792	(355)	(44.8)
Mortgage banking income:
Gain on sale of mortgage loans	—	—	—	—	3,809	12,756	(8,947)	(70.1)
Intersegment gain (loss)	(904)	(1,373)	469	34.2	698	2,366	(1,668)	(70.5)
Changes in mortgage servicing rights fair value	164	(74)	238	321.6	1,652	(918)	2,570	280.0
Other	218	263	(45)	(17.1)	2,235	3,619	(1,384)	(38.2)
Total mortgage banking income (loss)	(522)	(1,184)	662	55.9	8,394	17,823	(9,429)	(52.9)
Other noninterest income (loss)	6,180	6,339	(159)	(2.5)	(13)	25	(38)	(152.0)
Total noninterest income	5,658	5,155	503	9.8	8,381	17,848	(9,467)	(53.0)
Noninterest expense	27,707	26,570	1,137	4.3	6,610	12,387	(5,777)	(46.6)
Income before income taxes	16,656	12,706	3,950	31.1	2,208	6,253	(4,045)	(64.7)
Provision for income taxes	4,166	3,575	591	16.5	687	1,559	(872)	(55.9)
Net income	$12,490	$9,131	$3,359	36.8%	$1,521	$4,694	$(3,173)	(67.6)%

	HarborOne Bank				HarborOne Mortgage
	Nine Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2022	2021	Dollars	Percent	2022	2021	Dollars	Percent

	(dollars in thousands)

Net interest and dividend income	$110,043	$95,876	$14,167	14.8%	$1,198	$2,897	$(1,699)	(58.6)%
Provision (benefit) for credit losses	3,552	(5,822)	9,374	161.0	—	—	—	—
Net interest and dividend income, after provision (benefit) for credit losses	106,491	101,698	4,793	4.7	1,198	2,897	(1,699)	(58.6)
Mortgage banking income:
Gain on sale of mortgage loans	—	—	—	—	13,669	51,820	(38,151)	(73.6)
Intersegment gain (loss)	(2,607)	(2,945)	338	11.5	2,632	3,938	(1,306)	(33.2)
Changes in mortgage servicing rights fair value	881	(207)	1,088	525.6	7,082	72	7,010	NM
Other	670	839	(169)	(20.1)	6,953	11,633	(4,680)	(40.2)
Total mortgage banking income (loss)	(1,056)	(2,313)	1,257	54.3	30,336	67,463	(37,127)	(55.0)
Other noninterest income	18,151	17,328	823	4.7	3	37	(34)	(91.9)
Total noninterest income	17,095	15,015	2,080	13.9	30,339	67,500	(37,161)	(55.1)
Noninterest expense	81,663	75,161	6,502	8.7	21,613	44,545	(22,932)	(51.5)
Income before income taxes	41,923	41,552	371	0.9	9,924	25,852	(15,928)	(61.6)
Provision for income taxes	11,273	11,873	(600)	(5.1)	2,777	6,905	(4,128)	(59.8)
Net income	$30,650	$29,679	$971	3.3%	$7,147	$18,947	$(11,800)	(62.3)%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

HarborOne Bank Segment

Results of Operations for the Three and Nine Months Ended September 30, 2022 and 2021

Net Income.  The Bank’s net income increased by $3.4 million to $12.5 million for the three months ended September 30, 2022, compared to $9.1 million for the three months ended September 30, 2021. Pre-tax income was $16.7 million for the three months ended September 30, 2022, a $4.0 million increase from the three months ended September 30, 2021. The increase in pre-tax income reflects an increase of $6.9 million in net interest and dividend income, partially offset by a $2.3 million increase in provision for credit losses and a $1.1 million increase in noninterest expense.

Compared to the first nine months of 2021, the Bank’s net income for the nine months ended September 30, 2022 increased $971,000 to $30.7 million from $29.7 million. Pre-tax income increased $371,000, or 0.89%, due to a $14.2 million increase in net interest and dividend income and a $2.1 million increase in noninterest income, partially offset by $9.4 million increase in the provision for credit losses and a $6.5 million increase in noninterest expense. The provision for income taxes decreased $600,000.

Allowance for Credit Losses.  Effective January 1, 2022, the Company adopted Accounting Standards Update No. 2016-13, commonly referred to as CECL, which requires the measurement of expected lifetime credit losses for financial assets measured at amortized cost, as well as unfunded commitments that are considered off-balance sheet credit exposures. CECL requires that the ACL be calculated based on current expected credit losses over the full remaining expected life of the financial assets and also consider expected future changes in macroeconomic conditions. Upon adoption of CECL on January 1, 2022, the Company’s ACL on loans decreased by $1.3 million, and the ACL on unfunded commitments increased by $3.9 million for a net increase of $2.6 million. The after-tax impact of $1.9 million was recognized as a one-time, cumulative-effect adjustment that decreased retained earnings.

The Bank recorded provision for credit losses of $668,000 and $3.6 million for the three and nine months ended September 30, 2022. For the three months ended September 30, 2022, the provision for credit losses included a $262,000 ACL on loans and a $406,000 ACL on unfunded commitments and reflects provisioning for loan growth partially offset by a reduction in pandemic related uncertainty. The Bank recorded a reversal of provision for credit losses of $1.6 million and $5.8 million for the three and nine months ended September 30, 2021. The reversal of provision in 2021 primarily reflected positive economic and pandemic trends. There was no ACL on unfunded commitments prior to the adoption of CECL.

Net recoveries totaled $799,000, or 0.08% of average loans outstanding on an annualized basis, for the quarter ended September 30, 2022, compared to net charge-offs of $1.7 million, or 0.19% of average loans outstanding on an annualized basis, for the quarter ended September 30, 2021. Net charge-offs totaled $1.4 million, or 0.05% of average loans outstanding on an annualized basis for the nine months ended September 30, 2022, as compared to net charge-offs of $1.6 million for the same period in 2021. The 2022 nine-month period included a $2.8 million charge-off upon the resolution of one credit, previously included in the office space at-risk sector, in the amount of $8.8 million. At September 30, 2022, nonperforming assets were $23.4 million, and nonperforming assets to total assets were 0.47% as compared to $36.5 million and 0.80%, respectively, at September 30, 2021.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Noninterest Income.  Total noninterest income was $5.7 million and $17.1 million for the three and nine months ended September 30, 2022, compared to $5.2 million and $15.0 million for the respective prior year periods. The following tables set forth the components of noninterest income:

	Three Months Ended September 30,		Increase (Decrease)
	2022	2021	Dollars	Percent

	(dollars in thousands)

Intersegment loss	$(904)	$(1,373)	$469	34.2%
Secondary market loan servicing fees, net of guarantee fees	218	263	(45)	(17.1)
Changes in mortgage servicing rights fair value	164	(74)	238	321.6
Total mortgage banking loss	(522)	(1,184)	662	55.9%
Interchange fees	2,574	2,674	(100)	(3.7)
Other deposit account fees	2,296	1,984	312	15.7
Income on retirement plan annuities	119	108	11	10.2
Gain on sale and call of securities	—	241	(241)	(100.0)
Bank-owned life insurance income	503	515	(12)	(2.3)
Swap fee income	70	20	50	100.0
Other	618	797	(179)	(22.5)
Total noninterest income	$5,658	$5,155	$503	9.8%

	Nine Months Ended September 30,		Increase (Decrease)
	2022	2021	Dollars	Percent

	(dollars in thousands)

Intersegment loss	$(2,607)	$(2,945)	$338	11.5%
Secondary market loan servicing fees, net of guarantee fees	670	839	(169)	(20.1)
Changes in mortgage servicing rights fair value	881	(207)	1,088	525.6
Total mortgage banking loss	(1,056)	(2,313)	1,257	54.3%
Interchange fees	7,754	7,825	(71)	(0.9)
Other deposit account fees	6,480	5,231	1,249	23.9
Income on retirement plan annuities	338	318	20	6.3
Gain on sale and call of securities	—	241	(241)	(100.0)
Bank-owned life insurance income	1,480	1,516	(36)	(2.4)
Swap fee income	112	315	(203)	(64.4)
Other	1,987	1,882	105	5.6
Total noninterest income	$17,095	$15,015	$2,080	13.9%

The primary reasons for the variances within the noninterest income categories shown in the preceding tables are noted below:

●	The Bank records an intersegment loss on loans purchased from HarborOne Mortgage that is offset in consolidation. The Bank purchased $335.0 million of residential mortgage loans from HarborOne Mortgage during the nine months ended September 30, 2022, as compared to $372.0 million for the prior year period.
●	The change in the MSR fair value is generally consistent with the change in the 10-year Treasury Constant Maturity rate. As interest rates rise and prepayment speeds decrease, MSR fair value tends to increase. Conversely, when interest rates fall and prepayment speeds increase, MSR fair value tends to decrease. The 10-year Treasury Constant Maturity rate increased 85 basis points and 231 basis points for the three and nine months ended September 30, 2022, respectively, positively impacting the fair value of the MSRs, partially offset by amortization related to principal payments.
●	The increase in other deposit account fees reflects an increase in overdraft protection fees of $249,000 and $1.1 million for the three and nine months ended September 30, 2022, respectively.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

●	Swap fee income is collected and recorded at the time the swap contract is entered into, and therefore income fluctuates as a function of the swap agreements entered into in a period.
●	The year-to-date 2022 other income included a positive credit valuation adjustment of $239,000 on the termination of an interest rate swap and a $189,000 corporate capital distribution from the National Credit Union Association, partially offset by a write-down on the final disposition of a branch real estate asset held for sale, all recorded in the first quarter of 2022. The year-to-date 2021 included a corporate capital distribution from the National Credit Union Association of $256,000.

Noninterest Expense.  Total noninterest expense was $27.7 million and $81.7 million for the three and nine months ended September 30, 2022, compared to $26.6 million and $75.2 million for the respective prior year periods. The following tables set forth the components of noninterest expense:

	Three Months Ended September 30,		Increase (Decrease)
	2022	2021	Dollars	Percent

	(dollars in thousands)

Compensation and benefits	$16,455	$14,736	$1,719	11.7%
Occupancy and equipment	4,096	4,013	83	2.1
Data processing expenses	2,219	2,028	191	9.4
Loan expenses	68	320	(252)	(78.8)
Marketing	728	795	(67)	(8.4)
Deposit expenses	587	431	156	36.2
Postage and printing	358	374	(16)	(4.3)
Professional fees	1,258	1,075	183	17.0
Prepayment penalties on Federal Home Loan Bank advances	—	1,095	(1,095)	(100.0)
Foreclosed and repossessed assets	—	(308)	308	100.0
Deposit insurance	357	341	16	4.7
Other expenses	1,581	1,670	(89)	(5.3)
Total noninterest expense	$27,707	$26,570	$1,137	4.3%

	Nine Months Ended September 30,		Increase (Decrease)
	2022	2021	Dollars	Percent

	(dollars in thousands)

Compensation and benefits	$47,942	$41,664	$6,278	15.1%
Occupancy and equipment	12,598	12,239	359	2.9
Data processing expenses	6,552	6,479	73	1.1
Loan expenses	298	925	(627)	(67.8)
Marketing	2,776	2,334	442	18.9
Deposit expenses	1,646	1,209	437	36.1
Postage and printing	1,128	1,098	30	2.7
Professional fees	3,419	2,960	459	15.5
Prepayment penalties on Federal Home Loan Bank advances	—	1,095	(1,095)	(100.0)
Foreclosed and repossessed assets	18	(332)	350	105.4
Deposit insurance	1,060	993	67	6.7
Other expenses	4,226	4,497	(271)	(6.0)
Total noninterest expense	$81,663	$75,161	$6,502	8.7%

The primary reasons for the significant variances within the noninterest expense categories shown in the preceding table are noted below:

●	The quarter-over-quarter increase in compensation expense reflects increased expense related to benefit accruals. The year-over-year increase in compensation and benefits reflects increased staffing levels at the Bank, the impact of annual salary increases and expenses related to the benefit accruals, and equity award acceleration in connection with the retirement of the Company’s former CEO, James W. Blake.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

●	The increase in occupancy expense reflects an increase in utilities and software licenses.

●	The decrease in loan expenses is consistent with the decrease in the consumer loan portfolio.

●	Marketing expense increased due to an increase in the utilization of radio media for advertising the HarborOne brand.

●	The increase in deposit expense reflects check losses.

HarborOne Mortgage Segment

Results of Operations for the Three and Nine Months Ended September 30, 2022 and 2021

Net Income.  HarborOne Mortgage recorded net income of $1.5 million and $7.1 million for the three and nine months ended September 30, 2022, respectively, as compared to net income of $4.7 million and $18.9 million for the prior year respective periods. The HarborOne Mortgage segment’s results are heavily impacted by prevailing rates, refinancing activity and home sales.

Noninterest Income.  Total noninterest income was $8.4 million and $30.3 million for the three and nine months ended September 30, 2022, respectively, as compared to $17.8 million and $67.5 million for the respective prior year periods. Noninterest income is primarily from mortgage banking income, for which the following tables provide further detail:

	Three Months Ended September 30,		Increase (Decrease)
	2022	2021	Dollars	Percent

	(dollars in thousands)

Gain on sale of mortgage loans	$3,809	$12,756	$(8,947)	(70.1)%
Intersegment gain	698	2,366	(1,668)	(70.5)
Processing, underwriting and closing fees	466	1,974	(1,508)	(76.4)
Secondary market loan servicing fees net of guarantee fees	1,769	1,645	124	7.5
Changes in mortgage servicing rights fair value	1,652	(918)	2,570	280.0
Total mortgage banking income	$8,394	$17,823	$(9,429)	(52.9)%

Originated mortgage servicing rights included in gain on sale of mortgage loans	$915	$1,577	$(662)	(42.0)%
Change in 10-year Treasury Constant Maturity rate in basis points	85	7

	Nine Months Ended September 30,		Increase (Decrease)
	2022	2021	Dollars	Percent

	(dollars in thousands)

Gain on sale of mortgage loans	$13,669	$51,820	$(38,151)	(73.6)%
Intersegment gain	2,632	3,938	(1,306)	(33.2)
Processing, underwriting and closing fees	1,723	7,147	(5,424)	(75.9)
Secondary market loan servicing fees net of guarantee fees	5,230	4,486	744	16.6
Changes in mortgage servicing rights fair value	7,082	72	7,010	9,736.1
Total mortgage banking income	$30,336	$67,463	$(37,127)	(55.0)%

Originated mortgage servicing rights included in gain on sale of mortgage loans	$3,630	$11,823	$(8,193)	(69.3)%
Change in 10-year Treasury Constant Maturity rate in basis points	231	59

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The primary reasons for the significant variances in the noninterest income category shown in the preceding table are noted below:

●	The change in the MSR fair value is consistent with the change in the 10-year Treasury Constant Maturity rate. The 10-year Treasury Constant Maturity rate increased 85 basis points and 231 basis points for the three and nine months ended September 30, 2022, respectively, positively impacting the fair value of the MSRs, partially offset by amortization related to payoffs. Amortization related to payoffs decreased approximately 46% and 55% for the three and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021.

●	Quarter over quarter, gain on sale of mortgages and processing, underwriting and closing fees decreased as loan closings decreased due to slowing mortgage demand on rising interest rates.
●	The increase in the secondary market loan servicing fee net of guarantee fees reflects the increase in the average serviced mortgage loans for the three and nine months ended September 30, 2022, as compared to the respective prior year periods.

The following tables provide additional loan production detail:

	Three Months Ended September 30,
	2022		2021
	Loan		Loan
	Amount	% of Total	Amount	% of Total

	(dollars in thousands)

Product Type
Conventional	$117,536	46.9%	$379,934	62.8%
Government	15,020	6.0	35,021	5.9
State Housing Agency	12,037	4.8	20,739	3.4
Jumbo	105,776	42.2	168,999	27.9
Seconds	95	0.1	193	—
Total	$250,464	100.0%	$604,886	100.0%

Purpose
Purchase	$228,934	91.4%	$324,886	53.7%
Refinance	15,007	6.0	269,011	44.5
Construction	6,523	2.6	10,989	1.8
Total	$250,464	100.0%	$604,886	100.0%

	Nine Months Ended September 30,
	2022		2021
	Loan		Loan
	Amount	% of Total	Amount	% of Total

	(dollars in thousands)

Product Type
Conventional	$421,436	52.6%	$1,395,093	69.7%
Government	44,784	5.6	126,724	6.3
State Housing Agency	30,112	3.7	55,792	2.8
Jumbo	305,291	38.1	425,819	21.2
Seconds	195	0.0	457	—
Total	$801,818	100.0%	$2,003,885	100.0%

Purpose
Purchase	$603,289	75.2%	$844,973	42.2%
Refinance	169,362	21.1	1,132,700	56.5
Construction	29,167	3.7	26,212	1.3
Total	$801,818	100.0%	$2,003,885	100.0%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Noninterest Expense.  Total noninterest expense was $6.6 million and $21.6 million for the three and nine months ended September 30, 2022, compared to $12.4 million and $44.5 million for the respective prior year periods. The following tables set forth the components of noninterest expense:

	Three Months Ended September 30,		Increase (Decrease)
	2022	2021	Dollars	Percent

	(dollars in thousands)

Compensation and benefits	$4,788	$10,022	$(5,234)	(52.2)%
Occupancy and equipment	691	702	(11)	(1.6)
Data processing expenses	92	153	(61)	(39.9)
Loan expenses	287	1,003	(716)	(71.4)
Marketing	122	85	37	43.5
Postage and printing	11	20	(9)	(45.0)
Professional fees	108	242	(134)	(55.4)
Other expenses	511	160	351	219.4
Total noninterest expense	$6,610	$12,387	$(5,777)	(46.6)%

	Nine Months Ended September 30,		Increase (Decrease)
	2022	2021	Dollars	Percent

	(dollars in thousands)

Compensation and benefits	$15,974	$35,660	$(19,686)	(55.2)%
Occupancy and equipment	2,094	2,314	(220)	(9.5)
Data processing expenses	259	375	(116)	(30.9)
Loan expenses	920	4,083	(3,163)	(77.5)
Marketing	278	190	88	46.3
Postage and printing	47	89	(42)	(47.2)
Professional fees	484	1,303	(819)	(62.9)
Other expenses	1,557	531	1,026	193.2
Total noninterest expense	$21,613	$44,545	$(22,932)	(51.5)%

The primary reasons for the significant variances within the noninterest expense categories shown in the preceding table are noted below:

●	The quarter-to-date and year-to-date changes in compensation and benefits primarily reflects the commission expense decreased consistent with the changes in mortgage origination volumes and decreased staffing levels.

●	The year-to-date changes in occupancy and equipment primarily reflects the decrease in loan offices.

●	Loan expense primarily is for expenses to originate loans and is generally consistent with mortgage origination volumes.
●	The decrease in professional fees primarily reflects expenses for outsourced quality control services and mortgage consulting services that were utilized in 2021.
●	The quarter-to-date and year-to-date increase in other expenses reflects increased intercompany management fees, cloud-computing expenses, and employment agency fees.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Asset Quality

The following table provides information with respect to our nonperforming assets, including TDRs, at the dates indicated. We did not have any accruing loans past due 90 days or more at the dates presented.

	September 30,	December 31,
	2022	2021

	(dollars in thousands)

Non-accrual loans:
Residential real estate:
One- to four-family	$8,921	$11,210
Second mortgages and equity lines of credit	415	600
Commercial real estate	10,576	20,053
Commercial construction	—	—
Commercial and industrial	3,287	4,114
Consumer	94	156
Total non-accrual loans (1)	23,293	36,133
Other real estate owned and repossessed assets:
One- to four-family residential real estate owned	—	—
Other repossessed assets	74	53
Total nonperforming assets	23,367	36,186
Performing troubled debt restructurings	8,847	10,003
Total nonperforming assets and performing troubled debt restructurings	$32,214	$46,189

Period end allowance for credit losses balance	44,621	45,377
Period end total loan balance	4,197,354	3,607,733
Allowance for credit losses to total loans	1.06%	1.26%
Allowance for credit losses to non-accrual loans	191.56%	125.58%
Total nonperforming loans to total loans (2)	0.55%	1.00%
Total nonperforming assets and performing troubled debt restructurings to total assets	0.65%	1.01%
Total nonperforming assets to total assets	0.47%	0.79%

(1) $2.9 million and $1.0 million of troubled debt restructurings are included in total non-accrual loans at September 30, 2022 and December 31, 2021, respectively.
(2) Total loans are presented before allowance for loan losses, but include deferred loan origination costs (fees), net.

Credit quality performance has remained strong, with total nonperforming assets of $23.4 million at September 30, 2022, compared to $36.2 million at December 31, 2021 and $36.5 million at September 30, 2021. Nonperforming assets as a percentage of total assets were 0.47% at September 30, 2022, 0.79% at December 31, 2021, and 0.80% at September 30, 2021. The decrease in nonperforming assets was primarily due to the resolution of one credit in the amount of $8.8 million, previously included in the office at-risk sector, for which the Company also recorded a $2.8 million charge-off in the first quarter of 2022.

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

The ACL was $44.6 million, or 1.06% of total loans, at September 30, 2022, compared to $45.4 million, or 1.26% of total loans, at December 31, 2021. The ACL on individually analyzed loans amounted to $3.7 million, 11.5% of the carrying value of individually analyzed loans. The ACL on unfunded commitments, included in other liabilities on the unaudited Consolidated Balance Sheets, amounted to $5.5 million at September 30, 2022, and there was no ACL on unfunded commitments at December 31, 2021.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	September 30, 2022			December 31, 2021
		% of			% of
		Allowance			Allowance
		Amount to	% of Loans		Amount to	% of Loans
		Total	in Category		Total	in Category
	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans

	(dollars in thousands)

Residential real estate:
One- to four-family	$10,918	24.47%	31.61%	$3,631	8.00%	29.04%
Second mortgages and equity lines of credit	848	1.90	3.75	420	0.93	3.79
Residential construction	294	0.66	0.87	69	0.15	0.93
Commercial real estate	21,155	47.41	48.65	33,242	73.26	47.12
Commercial construction	4,469	10.02	4.41	2,010	4.43	3.79
Commercial and industrial	6,690	14.99	9.46	4,638	10.22	11.69
Consumer	247	0.55	1.24	367	0.81	3.64
Total general and allocated allowance	44,621	100.00	100.00%	44,377	97.80	100.00%
Unallocated	—	0.00		1,000	2.20
Total	$44,621	100.00%		$45,377	100.00%

Net recoveries were $799,000 or 0.08% of average loans outstanding on an annualized basis for the quarter ended September 30, 2022. Net charge-offs were $1.7 million or 0.19% of average loans outstanding on an annualized basis for the quarter ended September 30, 2021. Net charge-offs were $1.4 million, or 0.05%, and $1.6 million , or 0.06% of average loans outstanding on an annualized basis, for the nine months ended September 30, 2022 and 2021, respectively.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The following table sets forth net charge-offs (recoveries) and the ratio of annualized net charge-offs (recoveries) to average loans for the periods indicated:

	Three Months Ended September 30,
	2022			2021
		Net	Net Charge-		Net	Net Charge-
	Average	Charge-offs	off (Recovery)	Average	Charge-offs	off (Recovery)
	Balance	(Recoveries)	Rate	Balance	(Recoveries)	Rate

	(dollars in thousands)

Residential real estate:
One- to four-family	$1,276,112	$(2)	(0.00)%	$954,917	$(1)	(0.00)%
Second mortgages and equity lines of credit	154,601	(15)	(0.04)%	134,978	(7)	(0.02)%
Residential real estate construction	39,592	—	—%	32,003	—	—%
Total residential real estate loans	$1,470,305	$(17)	(0.00)%	$1,121,898	$(8)	(0.00)%

Commercial:
Commercial real estate	$2,042,145	$17	0.00%	$1,551,868	$380	0.10%
Commercial construction	177,999	—	—%	127,576	—	—%
Commercial and industrial	302,215	(816)	(1.08)%	441,988	1,259	1.14%
Total commercial loans	$2,522,359	$(799)	(0.13)%	$2,121,432	$1,639	0.31%

Total Consumer loans	$63,220	$17	0.11%	$170,366	$27	0.06%

Total loans	$4,055,884	$(799)	(0.08)%	$3,413,696	$1,658	0.19%

	Nine Months Ended September 30,
	2022			2021
		Net	Net Charge-		Net	Net Charge-
	Average	Charge-offs	off (Recovery)	Average	Charge-offs	off (Recovery)
	Balance	(Recoveries)	Rate	Balance	(Recoveries	Rate

	(dollars in thousands)

Residential real estate:
One- to four-family	$1,157,063	$(2)	(0.00)%	$921,334	$(144)	(0.02)%
Second mortgages and equity lines of credit	145,965	(108)	(0.10)%	137,371	(84)	(0.08)%
Residential real estate construction	38,480	—	—%	31,656	—	—%
Total residential real estate loans	$1,341,508	$(110)	(0.01)%	$1,090,361	$(228)	(0.03)%

Commercial:
Commercial real estate	$1,937,531	$2,797	0.19%	$1,555,887	$388	0.03%
Commercial construction	156,709	—	—%	114,362	—	—%
Commercial and industrial	306,050	(1,249)	(0.54)%	474,477	1,427	0.40%
Total commercial loans	$2,400,290	$1,548	0.09%	$2,144,726	$1,815	0.11%

Total Consumer loans	$89,934	$(12)	(0.02)%	$209,443	$(2)	(0.00)%

Total loans	$3,831,732	$1,426	0.05%	$3,444,530	$1,585	0.06%

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

The table below sets forth, as of September 30, 2022, the net interest income simulation results that estimate the impact of interest rate changes on the Company’s estimated net interest income over one year:

September 30, 2022
	Change in Net Interest Income
Changes in Interest Rates	(% change from year one base)
(basis points) (1)	Year One	Year Two
+300	(6.9)%	(4.4)%
+200	(4.4)%	(2.5)%
+100	(2.2)%	(1.2)%
-100	0.8%	(1.1)%

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

The table below sets forth, as of September 30, 2022, the estimated changes in the EVE that would result from an instantaneous parallel shift in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

At September 30, 2022
				EVE as a Percentage of Economic
		Estimated Increase (Decrease)		Value of Assets
Changes in Interest Rates	Estimated	in EVE			Changes in
(basis points) (1)	EVE	Amount	Percent	EVE Ratio (2)	Percent
(dollars in thousands)

+ 300	$625,554	$(238,149)	(27.6)%	14.8%	(3.6)%
+ 200	713,882	(149,821)	(17.3)	16.3	(2.1)
+ 100	788,855	(74,848)	(8.7)	17.4	(1.0)
0	863,703	—	—	18.4	—
- 100	893,747	30,044	3.5	18.4	—

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

We have access to immediate liquid resources in the form of cash which is primarily on deposit with the FRBB. Potential sources of liquidity also include investment securities in our available-for-sale securities portfolio and our ability to sell loans in the secondary market. Our core deposits have historically provided us with a long-term source of stable and relatively lower cost source of funding. Additional funding is available through the issuance of long-term debt or equity.

Maturities and payments on outstanding loans and investment securities also provide a steady flow of funds. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the FHLB and FRBB. As of September 30, 2022, we had additional borrowing capacity of $772.6 million from the FHLB and $67.3 million from the FRBB based on the amount of collateral pledged. We also have additional borrowing capacity under a $25.0 million unsecured federal funds line with a correspondent bank.

We continue to maintain a strong liquidity position. As of September 30, 2022, cash and cash equivalents were $86.0 million, the carrying value of our available-for-sale investment securities was $304.9 million, and total deposits were $3.88 billion.

The Company and the Bank are subject to various regulatory capital requirements. At September 30, 2022, the Company and the Bank exceeded all regulatory capital requirements and were considered “well capitalized” under regulatory guidelines. See Note 12 to our unaudited interim Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Off-Balance Sheet Arrangements, Credit Commitments, and Contractual Obligations

At September 30, 2022, we had outstanding commitments to originate loans of $296.7 million and unadvanced funds on loans of $910.4 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2022 totaled $406.6 million. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may use FHLB advances, brokered deposits, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

Non-GAAP Financial Measures and Reconciliation to GAAP

In addition to results presented in accordance with generally accepted accounting principles, this Form 10-Q contains certain non-GAAP financial measures. The Company’s management believes that the supplemental non-GAAP information, which consists of the tangible-common-equity-to-tangible-assets ratio, is utilized by regulators and market analysts to evaluate a company’s financial condition and therefore, such information is useful to investors. These disclosures should not be viewed as a substitute for financial results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures which may be presented by other companies. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies’ non-GAAP financial measures having the same or similar names.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The following table reconciles the Company’s tangible-common-equity-to-tangible-assets ratio for the periods indicated:

	Quarters Ended
	September 30,	December 31,	September 30,
	2022	2021	2021
(dollars on thousands)

Tangible common equity:
Total stockholders' equity	$611,370	$679,261	$680,032
Less: Goodwill	69,802	69,802	69,802
Less: Other intangible assets (1)	2,461	3,164	3,399
Tangible common equity	$539,107	$606,295	$606,831

Tangible assets:
Total assets	$4,987,643	$4,553,405	$4,567,094
Less: Goodwill	69,802	69,802	69,802
Less: Other intangible assets	2,461	3,164	3,399
Tangible assets	$4,915,380	$4,480,439	$4,493,893

Tangible common equity / tangible assets (2)	10.97%	13.53%	13.50%

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures as of the period ended September 30, 2022. Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures. The Company will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

Internal Control Over Financial Reporting

Effective January 1, 2022, the Corporation adopted Topic 326 “Financial Instrument - Credit Losses.” The Company implemented changes to its policies, processes, and controls over the ACL methodology to support the adoption of Topic 326. Many controls over this new accounting methodology mirror controls under the prior GAAP methodology. New controls were established, such as model validation done by an independent third party and input review of econometric and other factors utilized in estimating the allowance. Except as related to the adoption of Topic 326, there were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)	Unregistered Sales of Equity Securities. None

b)	Use of Proceeds. None

c)	Repurchase of Equity Securities.

	Issuer Purchases of Equity Securities

	Total Number
	of Shares	Average Price
Index	Purchased	Paid Per Share
July 1 to July 31, 2022	303,127	13.98
August 1 to August 31, 2022	80,002	13.79
September 1 to September 30, 2022	400,373	13.71
Total	783,502	$13.82

On April 12, 2022, the Company announced a fourth share repurchase program to repurchase up to 2,526,134 shares of the Company’s common stock, or approximately 5% of its outstanding shares. The Company repurchased 2,121,104 shares at an average cost of $13.82 per share through September 30, 2022, under the fourth share repurchase program. The Company announced a fifth share repurchase program on September 21, 2022 to commence following the completion of the fourth share repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed in the Exhibit Index are included in, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (and are numbered in accordance with Item 601 of Regulation S-K):

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2022 and 2021 (iii) the Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2022 and 2021, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2022 and 2021, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021, and (vi) the Notes to the unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)

*Filed herewith

**Furnished herewith

† Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HarborOne Bancorp, Inc.

Date: November 8, 2022	By:	/s/ Joseph F. Casey
Joseph F. Casey
President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2022	By:	/s/ Linda H. Simmons
Linda H. Simmons
Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)