Form 10-Q
period 2023-03-31
HarborOne Bancorp, Inc.
filed 2023-05-09
CIK 1769617

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of April 28, 2023, there were 46,590,779 shares of the Registrant’s common stock, par value $0.01 per share, outstanding

HarborOne Bancorp, Inc.

Consolidated Balance Sheets (unaudited)

	March 31,	December 31,
(in thousands, except share data)	2023	2022

Assets
Cash and due from banks	$38,989	$39,712
Short-term investments	210,765	58,305
Total cash and cash equivalents	249,754	98,017

Securities available for sale, at fair value	303,059	301,149
Securities held to maturity, at amortized cost (fair value of $19,275 at March 31, 2023 and $19,274 at December 31, 2022)	19,838	19,949
Federal Home Loan Bank stock, at cost	23,589	20,071
Loans held for sale, at fair value	13,956	18,544
Loans	4,622,632	4,549,670
Less: Allowance for credit losses on loans	(46,994)	(45,236)
Net loans	4,575,638	4,504,434
Accrued interest receivable	16,567	15,139
Mortgage servicing rights, at fair value	47,080	48,138
Property and equipment, net	48,563	49,045
Retirement plan annuities	14,749	14,630
Bank-owned life insurance	92,453	91,953
Goodwill	69,802	69,802
Intangible assets	2,082	2,272
Other assets	95,728	106,402
Total assets	$5,572,858	$5,359,545

Liabilities and Stockholders' Equity
Deposits:
Demand deposit accounts	$726,548	$762,576
NOW accounts	287,376	297,692
Regular savings and club accounts	1,455,318	1,468,172
Money market deposit accounts	796,008	861,704
Term certificate accounts	653,553	497,975
Brokered deposits	322,927	301,380
Total deposits	4,241,730	4,189,499
Short-term borrowed funds	425,000	385,000
Long-term borrowed funds	165,665	15,675
Subordinated debt	34,317	34,285
Mortgagors' escrow accounts	11,585	9,537
Accrued interest payable	3,253	2,325
Other liabilities and accrued expenses	91,514	106,248
Total liabilities	4,973,064	4,742,569

Commitments and contingencies (Notes 7, 12 and 13)

Common stock, $0.01 par value; 150,000,000 shares authorized; 60,218,586 and 60,061,527 shares issued; 47,063,087 and 48,961,452 shares outstanding at March 31, 2023 and December 31, 2022, respectively	597	596
Additional paid-in capital	483,831	483,031
Retained earnings	360,454	356,438
Treasury stock, at cost, 13,155,499 and 11,100,075 shares at March 31, 2023 and December 31, 2022, respectively	(175,514)	(148,384)
Accumulated other comprehensive loss	(42,410)	(47,082)
Unearned compensation - ESOP	(27,164)	(27,623)
Total stockholders' equity	599,794	616,976
Total liabilities and stockholders' equity	$5,572,858	$5,359,545

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Income (unaudited)

	Three Months Ended March 31,
(in thousands, except share data)	2023	2022

Interest and dividend income:
Interest and fees on loans	$52,771	$33,576
Interest on loans held for sale	286	264
Interest on taxable securities	2,079	1,701
Other interest and dividend income	803	61
Total interest and dividend income	55,939	35,602

Interest expense:
Interest on deposits	15,913	1,621
Interest on FHLB borrowings	5,105	188
Interest on subordinated debentures	523	523
Total interest expense	21,541	2,332

Net interest and dividend income	34,398	33,270
Provision for credit losses	1,866	338

Net interest and dividend income, after provision for credit losses	32,532	32,932

Noninterest income:
Mortgage banking income:
Gain on sale of mortgage loans	2,224	5,322
Changes in mortgage servicing rights fair value	(1,692)	5,285
Other	2,216	2,558
Total mortgage banking income	2,748	13,165
Deposit account fees	4,733	4,472
Income on retirement plan annuities	119	107
Bank-owned life insurance income	500	483
Other income	590	834
Total noninterest income	8,690	19,061

Noninterest expense:
Compensation and benefits	17,799	20,723
Occupancy and equipment	5,040	5,428
Data processing	2,346	2,241
Loan expenses	313	478
Marketing	1,181	1,218
Deposit expenses	534	546
Postage and printing	457	419
Professional fees	1,501	1,539
Foreclosed and repossessed assets	(17)	(34)
Deposit insurance	510	349
Other expenses	1,845	1,928
Total noninterest expense	31,509	34,835

Income before income taxes	9,713	17,158

Income tax provision	2,416	4,891

Net income	$7,297	$12,267

Earnings per common share:
Basic	$0.16	$0.26
Diluted	$0.16	$0.25
Weighted average shares outstanding:
Basic	44,857,224	47,836,410
Diluted	45,284,240	48,690,420

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Comprehensive (Loss) Income (unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022

Net income	$7,297	$12,267
Other comprehensive income (loss):

Unrealized gain/loss on cash flow hedge:
Unrealized holding (losses) gains	(170)	3,789
Reclassification adjustment for net (gains) losses included in net income	(1,018)	111
Net change in unrealized (losses) gains on derivatives in cash flow hedging instruments	(1,188)	3,900
Related tax effect	334	(1,096)
Net-of-tax amount	(854)	2,804

Unrealized gain/loss on securities available for sale:
Unrealized holding gains (losses)	7,089	(25,929)
Related tax effect	(1,563)	5,715
Net-of-tax amount	5,526	(20,214)

Total other comprehensive income (loss)	4,672	(17,410)

Comprehensive income (loss)	$11,969	$(5,143)

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

						Accumulated
	Common Stock		Additional		Treasury	Other	Unearned	Total
	Outstanding		Paid-in	Retained	Stock,	Comprehensive	Compensation	Stockholders'
(in thousands, except share data)	Shares	Amount	Capital	Earnings	at Cost	Income (Loss)	- ESOP	Equity

Balance at December 31, 2021	52,390,478	$585	$469,934	$325,699	$(85,859)	$(1,637)	$(29,461)	$679,261

Cumulative effect of change in accounting principle - ASC 326	—	—	—	(1,884)	—	—	—	(1,884)
Comprehensive income (loss)	—	—	—	12,267	—	(17,410)	—	(5,143)
Dividends declared of $0.07 per share	—	—	—	(3,348)	—	—	—	(3,348)
ESOP shares committed to be released (57,681 shares)	—	—	387	—	—	—	459	846
Restricted stock awards granted, net of forfeitures	108,997	—	—	—	—	—	—	—
Share-based compensation expense	—	—	971	—	—	—	—	971
Stock options exercised	639,442	6	6,010	—	—	—	—	6,016
Treasury stock purchased	(1,881,221)	—	—	—	(27,654)	—	—	(27,654)

Balance at March 31, 2022	51,257,696	$591	$477,302	$332,734	$(113,513)	$(19,047)	$(29,002)	$649,065

Balance at December 31, 2022	48,961,452	$596	$483,031	$356,438	$(148,384)	$(47,082)	$(27,623)	$616,976

Comprehensive income	—	—	—	7,297	—	4,672	—	11,969
Dividends declared of $0.075 per share	—	—	—	(3,281)	—	—	—	(3,281)
ESOP shares committed to be released (57,681 shares)	—	—	312	—	—	—	459	771
Restricted stock awards granted, net of forfeitures	157,059	—	—	—	—	—	—	—
Share-based compensation expense	—	1	488	—	—	—	—	489
Treasury stock purchased	(2,055,424)	—	—	—	(27,130)	—	—	(27,130)

Balance at March 31, 2023	47,063,087	$597	$483,831	$360,454	$(175,514)	$(42,410)	$(27,164)	$599,794

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022

Cash flows from operating activities:
Net income	$7,297	$12,267
Adjustments to reconcile net income to net cash used by operating activities:
Provision for credit losses	1,866	338
Net amortization of securities premiums/discounts	106	395
Proceeds from sale of loans	81,760	199,122
Loans originated for sale	(74,940)	(175,161)
Accretion of net deferred loan costs/fees and premiums	(88)	(170)
Depreciation and amortization of premises and equipment	973	977
Change in mortgage servicing rights fair value	1,692	(5,285)
Mortgage servicing rights capitalized	(634)	(1,490)
Accretion of fair value adjustment on loans and deposits, net	(39)	(327)
Amortization of other intangible assets	190	234
Amortization of subordinated debt issuance costs	32	31
Net gains on mortgage loan sales, including fair value adjustments	(2,232)	(4,009)
Bank-owned life insurance income	(500)	(483)
Income on retirement plan annuities	(119)	(107)
Write-down of asset held for sale	—	203
Net gain on sale and write-down of other real estate owned and repossessed assets	(17)	(17)
ESOP expense	771	846
Share-based compensation expense	489	971
Increase in operating lease right-of-use assets	728	445
Increase in operating lease liabilities	(727)	(425)
Change in other assets	4,139	2,728
Change in other liabilities	(11,082)	(16,424)
Net cash provided by operating activities	9,665	14,659

Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	5,073	17,285
Purchases	—	(11,102)
Activity in securities held to maturity:
Maturities, prepayment and calls	113	—
Net (purchase) redemption of FHLB stock	(3,518)	—
Participation-in loan purchases	(7,342)	(27,823)
Net loan (originations) payments	(65,510)	(104,059)
Proceeds from sale of other real estate owned and repossessed assets	105	119
Additions to property and equipment	(491)	(158)
Net cash used by investing activities	(71,570)	(125,738)

(continued)

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022

Cash flows from financing activities:
Net increase in deposits	52,178	79,315
Net change in short-term borrowed funds	40,000	—
Proceeds from other borrowed funds and subordinated debt	150,000	—
Repayment of other borrowed funds	(10)	(9)
Net change in mortgagors' escrow accounts	2,048	1,026
Proceeds from exercise of stock options	—	6,016
Treasury stock purchased	(27,130)	(27,654)
Dividends paid	(3,444)	(2,602)
Net cash provided by financing activities	213,642	56,092

Net change in cash and cash equivalents	151,737	(54,987)

Cash and cash equivalents at beginning of period	98,017	194,719

Cash and cash equivalents at end of period	$249,754	$139,732

Supplemental cash flow information:
Interest paid on deposits	$15,343	$1,586
Interest paid on borrowed funds	6,077	1,203
Income taxes paid, net	1,131	2,315
Transfer of loans to other real estate owned and repossessed assets	80	48
Dividends declared	3,281	3,348

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The unaudited interim Consolidated Financial Statements of HarborOne Bancorp, Inc. (the “Company”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by the U.S. generally accepted accounting principles (“GAAP”). In the opinion of management, all adjustments and disclosures considered necessary for the fair presentation of the accompanying Consolidated Financial Statements have been included. Interim results are not necessarily reflective of the results of the entire year. The accompanying unaudited interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements for the years ended December 31, 2022 and 2021 and notes thereto included in the Company’s Annual Report on Form 10-K.

The unaudited interim Consolidated Financial Statements include the accounts of the Company; the Company’s subsidiaries, Legion Parkway Company LLC (a security corporation) and HarborOne Bank (the “Bank”); and the Bank’s wholly-owned subsidiaries, which consist of HarborOne Mortgage, LLC (“HarborOne Mortgage”), a passive investment corporation, and HarborOne Security Corporation, LLC. The passive investment corporation maintains and manages certain assets of the Bank. The security corporation was established for the purpose of buying, holding and selling securities on its own behalf. All significant intercompany balances and transactions have been eliminated in consolidation.

Certain prior year amounts have been reclassified to conform to the current year financial statement presentation. These changes and reclassifications did not impact previously reported net income or comprehensive income.

Nature of Operations

The Company provides a variety of financial services to individuals and businesses through its 31 full-service branches in Massachusetts and Rhode Island, and a commercial lending office in each of Boston, Massachusetts and Providence, Rhode Island. HarborOne Mortgage maintains offices in Maine, Massachusetts, New Hampshire, New Jersey and Rhode Island and originates loans in six additional states.

The Company’s primary deposit products are checking, money market, savings, and term certificate of deposit accounts, while its primary lending products are commercial real estate, commercial, residential mortgages, home equity, and consumer loans. The Company also originates, sells and services residential mortgage loans through HarborOne Mortgage.

Risks and Uncertainties

During the first quarter of 2023, the banking industry experienced significant volatility with multiple high-profile bank failures and industry wide concerns related to liquidity, deposit outflows, unrealized securities losses and eroding consumer confidence in the banking system. In response to these events, the U.S. Department of the Treasury (the “Treasury”), the Board of Governors of the Federal Reserve System (“Federal Reserve”), and Federal Deposit Insurance Corporation (the “FDIC”) jointly announced the Bank Term Funding Program (“BTFP”) on March 12, 2023. This program aims to enhance liquidity by allowing institutions to pledge certain securities at the par value of the securities, and at a borrowing rate of ten basis points over the one-year overnight index swap rate. The BTFP is available to eligible U.S. federally insured depository institutions, with advances having a term of up to one year and no prepayment penalties.

Macroeconomic trends are mixed as uncertainty remains about the economy and banking industry. Market conditions and external factors may unpredictably impact the competitive landscape for deposits in the banking industry. Additionally, the rising interest rate environment has increased competition for liquidity and the premium at which liquidity is available to meet funding needs. An unexpected increase of withdrawals of deposits could adversely impact the Company's ability to fund its operations, potentially requiring greater reliance on secondary sources of liquidity to meet withdrawal demands or to fund continuing operations. These sources may include proceeds from Federal Home Loan Bank (“FHLB”) advances, sales of investment securities and loans, federal funds lines of credit from correspondent banks, and brokered deposits.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Reliance on secondary funding sources could increase the Company’s overall cost of funds and thereby reduce net income. While the Company believes its current sources of liquidity are adequate to fund operations, there is no guarantee they will suffice to meet future liquidity demands. This may necessitate slowing or discontinuing loan growth, capital expenditures, or other investments, or liquidating assets.

Additionally, the Company could experience adverse effects on its business, financial condition, results of operations and cash flows if there is severe or prolonged inflation, a recession, further escalation of the current geopolitical situation, or sustained supply chain disruptions. While asset quality continues to point to economic recovery, the Company’s customers could experience similar adverse effects from these uncertainties that would impair their ability to fulfill their financial obligations to the Company resulting in deteriorating credit quality and loan charge-offs.

Summary of Significant Accounting Policies and Recently Adopted Accounting Standards Updates (“ASU”)

Significant accounting policies in effect and disclosed within the Company’s most recent audited consolidated financial statements as of December 31, 2022 remain substantially unchanged.

In March 2022, the Financial Accounting Standards Board (“FASB”) issued ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures” which eliminated the accounting guidance for troubled debt restructurings (“TDRs”) while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. ASU 2022-02 also requires that public business entities disclose current-period gross charge-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, “Financial Instruments—Credit Losses—Measured at Amortized Cost.” The Company adopted ASU 2022-02 effective January 1, 2023 on a modified retrospective basis. The adoption of ASU 2022-02 did not have a material impact on the Company’s consolidated financial statements.

2.	DEBT SECURITIES

The amortized cost and fair value with gross unrealized gains and losses, and the allowance for credit losses (“ACL”) on securities is as follows:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value

	(in thousands)

March 31, 2023:
Securities available for sale
U.S. government and government-sponsored enterprise obligations	$47,143	$—	$7,274	$—	$39,869
U.S. government agency and government-sponsored residential mortgage-backed securities	311,446	1	53,529	—	257,918
U.S. government-sponsored collateralized mortgage obligations	2,432	—	92	—	2,340
SBA asset-backed securities	2,204	—	128	—	2,076
Corporate bonds	1,000	—	144	—	856
Total securities available for sale	$364,225	$1	$61,167	$—	$303,059

Securities held to maturity
U.S. government and government-sponsored enterprise obligations	$15,000	$—	$516	$—	$14,484
SBA asset-backed securities	4,838	—	47	—	4,791
Total securities held to maturity	$19,838	$—	$563	$—	$19,275

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value

	(in thousands)

December 31, 2022:
Securities available for sale
U.S. government and government-sponsored enterprise obligations	$47,143	$—	$8,649	$—	$38,494
U.S. government agency and government-sponsored residential mortgage-backed securities	315,964	—	59,149	—	256,815
U.S. government-sponsored collateralized mortgage obligations	2,612	—	113	—	2,499
SBA asset-backed securities	2,685	—	190	—	2,495
Corporate bonds	1,000	—	154	—	846
Total securities available for sale	$369,404	$—	$68,255	$—	$301,149

Securities held to maturity
U.S. government and government-sponsored enterprise obligations	$15,000	$—	$597	$—	$14,403
SBA asset-backed securities	4,949	—	78	—	4,871
Total securities held to maturity	$19,949	$—	$675	$—	$19,274

Accrued interest receivable is excluded from the amortized cost basis of debt securities. Accrued interest receivable totaled $917,000 and $957,000 as of March 31, 2023 and December 31, 2022, respectively. There were no securities pledged as collateral for interest rate swap agreements as of March 31, 2023 and December 31, 2022 (see Note 10).

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2023 is as follows:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(in thousands)

After 1 year through 5 years	$5,000	$4,795	$15,000	$14,484
After 5 years through 10 years	43,143	35,930	—	—
Over 10 years	—	—	—	—
	48,143	40,725	15,000	14,484

U.S. government agency and government-sponsored residential mortgage-backed securities	311,446	257,918	—	—
U.S. government-sponsored collateralized mortgage obligations	2,432	2,340	—	—
SBA asset-backed securities	2,204	2,076	4,838	4,791

Total	$364,225	$303,059	$19,838	$19,275

U.S. government-sponsored residential mortgage-backed securities, collateralized mortgage obligations and securities whose underlying assets are loans from the SBA have stated maturities of two to 29 years; however, it is expected that such securities will have shorter actual lives due to prepayments. U.S. government and government-sponsored enterprise obligations and corporate bonds are callable at the discretion of the issuer. U.S. government and government-sponsored enterprise obligations and corporate bonds with a total fair value of $55.2 million have a final maturity of five to nine years and a call feature of one month to four years. At March 31, 2023, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholder equity.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

There were no sales or calls of securities in the three months ended March 31, 2023 or 2022, respectively.

Information pertaining to securities with gross unrealized losses at March 31, 2023 and December 31, 2022 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months		Twelve Months and Over
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

	(in thousands)

March 31, 2023:
Securities available for sale

U.S. government and government-sponsored enterprise obligations	$—	$—	$7,274	$39,869
U.S. government agency and government-sponsored residential mortgage-backed securities	43	1,800	53,486	256,083
U.S. government-sponsored collateralized mortgage obligations	1	29	91	2,311
SBA asset-backed securities	—	—	128	2,076
Corporate bonds	—	—	144	856
	$44	$1,829	$61,123	$301,195

Securities held to maturity

U.S. government and government-sponsored enterprise obligations	$516	$14,484	—	—
SBA asset-backed securities	47	4,791	—	—
	$563	$19,275	$—	$—

December 31, 2022:
Securities available for sale

U.S. government and government-sponsored enterprise obligations	$249	$4,751	$8,400	$33,743
U.S. government agency and government-sponsored residential mortgage-backed securities	3,620	35,214	55,529	221,566
U.S. government-sponsored collateralized mortgage obligations	113	2,499	—	—
SBA asset-backed securities	190	2,495	—	—
Corporate bonds	154	846	—	—
	$4,326	$45,805	$63,929	$255,309

Securities held to maturity

U.S. government and government-sponsored enterprise obligations	$597	$14,403	$—	$—
SBA asset-backed securities	78	4,871	—	—
	$675	$19,274	$—	$—

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

As of March 31, 2023, the Company’s security portfolio consisted of 132 debt securities, 131 of which were in an unrealized loss position. The unrealized losses are primarily related to the Company’s debt securities that were issued by U.S. government-sponsored entities and agencies. The Company does not believe that the debt securities that were in an unrealized loss position as of March 31, 2023 represent a credit loss impairment. As of March 31, 2023 and December 31, 2022, the gross unrealized loss positions were primarily related to mortgage-backed securities and other obligations issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

implicit guarantee of the U.S. government and have a long history of zero credit loss. Total gross unrealized losses were primarily attributable to changes in interest rates relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.

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

Management expects to recover the entire amortized cost basis of the debt securities with an unrealized loss. Furthermore, the Company does not intend to sell these securities, and it is likely that the Company will not be required to sell these securities, before recovery of their cost basis, which may be at maturity. Therefore, no ACL was recorded at March 31, 2023.

3.	LOANS HELD FOR SALE

The following table provides the fair value and contractual principal balance outstanding of loans held for sale accounted for under the fair value option:

	March 31,	December 31,
	2023	2022

	(in thousands)

Loans held for sale, fair value	$13,956	$18,544
Loans held for sale, contractual principal outstanding	13,612	18,208
Fair value less unpaid principal balance	$344	$336

The Company has elected the fair value option for mortgage loans held for sale to better match changes in fair value of the loans with changes in the fair value of the forward sale commitment contracts used to economically hedge them. Changes in fair value of mortgage loans held for sale accounted for under the fair value option election amounted to an increase of $8,000 in the three months ended March 31, 2023 to $344,000, compared to a decrease of $1.3 million in the three months ended March 31, 2022. These amounts are offset in earnings by the changes in fair value of forward sale commitments. The changes in fair value are reported as a component of gain on sale of mortgage loans in the Unaudited Consolidated Statements of Income.

At March 31, 2023 and December 31, 2022, there were no loans held for sale that were greater than 90 days past due.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

4.	LOANS AND ALLOWANCE FOR CREDIT LOSSES

A summary of the balances of loans follows:

	March 31,	December 31,
	2023	2022

	(in thousands)

Residential real estate:
One- to four-family	$1,470,315	$1,432,263
Second mortgages and equity lines of credit	165,656	166,219
Residential real estate construction	31,963	35,837
Total residential real estate loans	1,667,934	1,634,319

Commercial:
Commercial real estate	2,286,727	2,250,344
Commercial construction	212,689	199,311
Commercial and industrial	423,036	424,275
Total commercial loans	2,922,452	2,873,930

Consumer loans:
Auto	23,900	33,625
Personal	8,346	7,796
Total consumer loans	32,246	41,421

Total loans	4,622,632	4,549,670
Allowance for credit losses on loans	(46,994)	(45,236)
Loans, net	$4,575,638	$4,504,434

The net unamortized deferred loan origination costs included in total loans and leases were $7.6 million and $7.4 million as of March 31, 2023 and December 31, 2022, respectively.

As of March 31, 2023 and December 31, 2022, the commercial and industrial loans includes $429,000 and $2.1 million, respectively, of U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans and $56,000 and $65,000, respectively, of deferred fees on the PPP loans. PPP loans are fully guaranteed by the U.S. government.

The Company has transferred a portion of its originated commercial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying unaudited interim Consolidated Balance Sheets. The Company and participating lenders share ratably in cash flows and any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At March 31, 2023 and December 31, 2022, the Company was servicing commercial loans for participants in the aggregate amount of $372.3 million and $366.4 million, respectively.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents the activity in the ACL on loans for the three months ended March 31, 2023 and March 31, 2022:

		Second Mortgages	Residential
	One- to Four-	and Equity	Real Estate	Commercial	Commercial	Commercial
	Family	Lines of Credit	Construction	Real Estate	Construction	and Industrial	Consumer	Unallocated	Total

	(in thousands)

Balance at December 31, 2022	$11,532	$924	$280	$20,357	$4,645	$7,236	$262	$—	$45,236

Charge-offs	—	—	—	—	—	(7)	(7)	—	(14)
Recoveries	1	7	—	1	—	—	16	—	25
Provision	(25)	36	475	584	412	255	10	—	1,747
Balance at March 31, 2023	$11,508	$967	$755	$20,942	$5,057	$7,484	$281	$—	$46,994

		Second Mortgages	Residential
	One- to Four-	and Equity	Real Estate	Commercial	Commercial	Commercial
	Family	Lines of Credit	Construction	Real Estate	Construction	and Industrial	Consumer	Unallocated	Total

	(in thousands)

Balance at December 31, 2021	$3,631	$420	$69	$33,242	$2,010	$4,638	$367	$1,000	$45,377

Adoption of Topic 326	5,198	391	185	(10,194)	1,698	2,288	123	(1,000)	(1,311)
Charge-offs	—	—	—	(2,786)	—	(40)	(20)	—	(2,846)
Recoveries	—	12	—	—	—	67	37	—	116
Provision	55	10	60	(131)	502	(4)	(63)	—	429
Balance at March 31, 2022	$8,884	$833	$314	$20,131	$4,210	$6,949	$444	$—	$41,765

As of March 31, 2023, the carrying value of individually analyzed loans amounted to $21.6 million, with a related allowance of $218,000, and $13.7 million were considered collateral-dependent. As of December 31, 2022, the carrying value of individually analyzed loans amounted to $23.8 million, with a related allowance of $203,000, and $15.9 million were considered collateral-dependent.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents the carrying value of collateral-dependent individually analyzed loans as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
		Related		Related
	Carrying Value	Allowance	Carrying Value	Allowance

	(in thousands)

Commercial:
Commercial real estate	$2,055	$2	$2,039	$—
Commercial and industrial	1,744	27	3,329	7
Commercial construction	—	—	—	—
Total Commercial	3,799	29	5,368	7
Residential real estate	9,914	—	10,494	1
Total	$13,713	$29	$15,862	$8

The following is a summary of past due and non-accrual loans at March 31, 2023 and December 31, 2022:

			90 Days
	30-59 Days	60-89 Days	or More	Total	Loans on
	Past Due	Past Due	Past Due	Past Due	Non-accrual

	(in thousands)

March 31, 2023
Residential real estate:
One- to four-family	$5,719	$1,029	$4,898	$11,646	$7,959
Second mortgages and equity lines of credit	257	—	109	366	420
Commercial real estate	—	—	199	199	2,055
Commercial construction	—	—	—	—	—
Commercial and industrial	670	18	1,312	2,000	1,744
Consumer:
Auto	197	47	63	307	71
Personal	36	39	—	75	5
Total	$6,879	$1,133	$6,581	$14,593	$12,254

December 31, 2022
Residential real estate:
One- to four-family	$3,711	$524	$6,526	$10,761	$8,927
Second mortgages and equity lines of credit	407	5	189	601	421
Commercial real estate	—	—	120	120	2,039
Commercial construction	—	—	—	—	—
Commercial and industrial	26	492	2,901	3,419	3,329
Consumer:
Auto	348	101	51	500	64
Personal	18	—	6	24	6
Total	$4,510	$1,122	$9,793	$15,425	$14,786

At March 31, 2023 and December 31, 2022, there were no loans past due 90 days or more and still accruing.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Loan Modifications to Borrowers Experiencing Financial Difficulty

Effective January 1, 2023, ASU 2022-02 Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures was adopted. The Bank will modify the contractual terms of loans to a borrower experiencing financial difficulties as a way to mitigate loss and comply with regulations regarding bankruptcy and discharge situations. Modifications to borrowers experiencing financial difficulty may include interest rate reductions, principal or interest forgiveness, forbearances, term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral.

There were no material loan modifications based on borrower financial difficulty during the three months ended March 31, 2023. There were no loans to borrowers experiencing financial difficulty that had a payment default during the three months ended March 31, 2023 and were modified in the twelve months prior to that default. Default is determined at 90 or more days past due, upon charge-off, or upon foreclosure. Modified loans in default are individually evaluated for the allowance for credit losses or if the modified loan is deemed uncollectible, the loan, or a portion of the loan, is written off and the allowance for credit losses is adjusted accordingly.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table summarizes the Company’s loan portfolio by credit quality indicator and loan portfolio segment as of March 31, 2023:

								Revolving
							Revolving	Loans
							Loans	Converted
	Term Loans at Amortized Cost by Origination Year						Amortized	to Term
	2023	2022	2021	2020	2019	Prior	Cost	Loans	Total

	(in thousands)

As of March 31, 2023

Commercial real estate
Pass	$45,371	$821,301	$436,339	$241,298	$256,002	$452,739	$—	$—	$2,253,050
Special mention	—	—	—	—	9,244	22,378	—	—	31,622
Substandard	—	—	—	—	—	2,055	—	—	2,055
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate	45,371	821,301	436,339	241,298	265,246	477,172	—	—	2,286,727
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial and industrial
Pass	8,176	52,576	97,885	79,908	25,586	84,011	72,296	—	420,438
Special mention	—	24	—	—	3	827	—	—	854
Substandard	—	21	30	—	—	315	—	—	366
Doubtful	—	—	—	—	—	1,328	50	—	1,378
Total commercial and industrial	8,176	52,621	97,915	79,908	25,589	86,481	72,346	—	423,036
YTD gross charge-offs	—	—	4	2	—	1	—	—	7

Commercial construction
Pass	666	105,325	92,024	4,316	7,894	1,791	673	—	212,689
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction	666	105,325	92,024	4,316	7,894	1,791	673	—	212,689
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

Residential real estate
Accrual	50,250	439,597	502,268	210,080	41,397	260,265	154,191	1,507	1,659,555
Non-accrual	—	—	203	134	521	7,367	120	34	8,379
Total residential real estate	50,250	439,597	502,471	210,214	41,918	267,632	154,311	1,541	1,667,934
YTD cross charge-offs	—	—	—	—	—	—	—	—	—

Consumer
Accrual	4,268	7,356	3,210	1,714	9,514	5,093	1,015	—	32,170
Non-accrual	—	—	—	—	54	17	5	—	76
Total Consumer	4,268	7,356	3,210	1,714	9,568	5,110	1,020	—	32,246
YTD gross charge-offs	—	—	—	—	—	7	—	—	7

Total Loans	$108,731	$1,426,200	$1,131,959	$537,450	$350,215	$838,186	$228,350	$1,541	$4,622,632
Total YTD gross charge-offs	$—	$—	$4	$2	$—	$8	$—	$—	$14

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table summarizes the Company’s loan portfolio by credit quality indicator and loan portfolio segment as of December 31, 2022:

								Revolving
							Revolving	Loans
							Loans	Converted
	Term Loans at Amortized Cost by Origination Year						Amortized	to Term
	2022	2021	2020	2019	2018	Prior	Cost	Loans	Total

	(in thousands)

As of December 31, 2022

Commercial real estate
Pass	$817,320	$441,277	$241,700	$254,221	$121,351	$340,634	$—	$—	$2,216,503
Special mention	—	—	—	9,328	22,474	—	—	—	31,802
Substandard	—	—	—	—	—	2,039	—	—	2,039
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate	817,320	441,277	241,700	263,549	143,825	342,673	—	—	2,250,344

Commercial and industrial
Pass	53,078	95,600	82,170	26,568	37,358	50,500	76,647	—	421,921
Special mention	—	—	—	—	49	92	492	—	633
Substandard	—	4	3	—	1	323	—	—	331
Doubtful	—	—	—	—	—	1,340	50	—	1,390
Total commercial and industrial	53,078	95,604	82,173	26,568	37,408	52,255	77,189	—	424,275

Commercial construction
Pass	88,173	87,569	11,769	9,174	318	1,487	821	—	199,311
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction	88,173	87,569	11,769	9,174	318	1,487	821	—	199,311

Residential real estate
Accrual	443,034	507,679	211,429	42,314	25,232	239,677	154,038	1,568	1,624,971
Non-accrual	—	203	140	201	1,258	7,411	96	39	9,348
Total residential real estate	443,034	507,882	211,569	42,515	26,490	247,088	154,134	1,607	1,634,319

Consumer
Accrual	9,948	3,588	1,971	16,955	6,122	1,733	1,034	—	41,351
Non-accrual	1	—	—	28	20	17	4	—	70
Total Consumer	9,949	3,588	1,971	16,983	6,142	1,750	1,038	—	41,421

Total Loans	$1,411,554	$1,135,920	$549,182	$358,789	$214,183	$645,253	$233,182	$1,607	$4,549,670

5.	MORTGAGE LOAN SERVICING

The Company sells residential mortgages to government-sponsored entities and other parties. The Company retains no beneficial interests in these loans, but may retain the servicing rights of the loans sold. Mortgage loans serviced for others are not included in the accompanying unaudited interim Consolidated Balance Sheets. The risks inherent in mortgage servicing rights (“MSRs”) relate primarily to changes in prepayments that generally result from shifts in mortgage interest rates. The unpaid principal balance of mortgage loans serviced for others was $3.61 billion and $3.62 billion as of March 31, 2023 and December 31, 2022.

The Company accounts for MSRs at fair value. The Company obtains and reviews valuations from an independent third party to determine the fair value of MSRs. Key assumptions used in the estimation of fair value

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

include prepayment speeds, discount rates, and default rates. At March 31, 2023 and December 31, 2022, the following weighted average assumptions were used in the calculation of fair value of MSRs:

	March 31,	December 31,
	2023	2022
Prepayment speed	7.20%	7.10%
Discount rate	9.79	9.81
Default rate	1.82	1.63

The following summarizes changes to MSRs for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023		2022
	(in thousands)

Balance, beginning of period		$48,138	$38,268
Additions		634	1,490
Changes in fair value due to:
Reductions from loans paid off during the period		(371)	(833)
Changes in valuation inputs or assumptions		(1,321)	6,118
Balance, end of period		$47,080	$45,043

Contractually specified servicing fees, net of subservicing expense, included in other mortgage banking income amounted to $2.0 million for the three months ended March 31, 2023 and $1.9 million for the three months ended March 31, 2022.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

There were no changes in the carrying value of goodwill for the periods ended March 31, 2023 and December 31, 2022. The Bank and HarborOne Mortgage are identified as reporting units for purposes of goodwill impairment testing. At March 31, 2023 and December 31, 2022, the carrying value of the Bank’s goodwill was $59.0 million as of both dates, and the carrying value of HarborOne Mortgage’s goodwill was $10.8 million as of both dates.

Goodwill is tested for impairment annually on October 31 or on an interim basis if an event triggering impairment may have occurred. As of March 31, 2023, the Company assessed whether there were additional events or changes in circumstances since its annual goodwill impairment test that would indicate that it was more likely than not that the fair value of the reporting unit was less than the reporting unit’s carrying amounts that would require an interim impairment assessment after October 31, 2022. The Company determined there had been no such indicators, therefore, no interim goodwill impairment assessment as of March 31, 2023 was performed.

The process of evaluating fair value is highly subjective and requires significant judgment and estimates. The goodwill at the Bank and HarborOne Mortgage is at risk of future impairment if projected operating results are not met or other inputs into the fair value measurement model change. If concerns persist in the banking sector as a result of the recent bank failures, management may determine a triggering event has occurred, which would cause us to perform an interim

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

impairment test. Interim impairment tests at the Bank or HarborOne Mortgage may result in an impairment charge being recorded in the period.

Other intangible assets were $2.1 million and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company determined that there was no triggering event that warranted an interim impairment test at March 31, 2023.

7.	DEPOSITS

A summary of deposit balances, by type, is as follows:

	March 31,	December 31,
	2023	2022

	(in thousands)

NOW and demand deposit accounts	$1,013,924	$1,060,268
Regular savings and club accounts	1,455,318	1,468,172
Money market deposit accounts	796,008	861,704
Total non-certificate accounts	3,265,250	3,390,144

Term certificate accounts greater than $250,000	197,305	110,360
Term certificate accounts less than or equal to $250,000	456,248	387,615
Brokered deposits	322,927	301,380
Total certificate accounts	976,480	799,355
Total deposits	$4,241,730	$4,189,499

Total municipal deposits included in the table amounted to $483.2 million at March 31, 2023 and $413.5 million at December 31, 2022. Municipal deposits are generally required to be fully insured. The Company provided supplemental insurance for municipal deposits through DIF, a reciprocal deposit program or letters of credit offered by the Federal Home Loan Bank. DIF was exited February 24, 2023 and will generally provide coverage until February 24, 2024 on deposits that existed at the exit date. The Company has established a relationship to participate in a reciprocal deposit program with other financial institutions. The reciprocal deposit program provides access to FDIC-insured deposit products in aggregate amounts exceeding the current limits for depositors. At March 31, 2023 and December 31, 2022, total reciprocal deposits were $76.5 million and $28.6 million, respectively, consisting primarily of demand deposit accounts.

A summary of certificate accounts by maturity at March 31, 2023 is as follows:

		Weighted
		Average
	Amount	Rate

	(dollars in thousands)

Within 1 year	$752,511	3.39%
Over 1 year to 2 years	187,137	2.83
Over 2 years to 3 years	31,580	2.70
Over 3 years to 4 years	4,186	0.66
Over 4 years to 5 years	1,117	1.42
Total certificate deposits	976,531	3.25%
Less unaccreted acquisition discount	(51)
Total certificate deposits, net	$976,480

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

8.BORROWINGS

Borrowed funds at March 31, 2023 and December 31, 2022 consisted of FHLB advances. Short-term advances were $425.0 million and $385.0 million with a weighted average rate of 4.98% and 4.32%, at March 31, 2023 and December 31, 2022, respectively. Long-term advances are summarized by maturity date below.

	March 31, 2023			December 31, 2022
	Amount by		Weighted	Amount by	Weighted
	Scheduled	Amount by	Average	Scheduled	Average
	Maturity*	Call Date (1)	Rate (2)	Maturity*	Rate (2)

	(dollars in thousands)

Year ending December 31:
2023	$179	$50,179	1.38%	$180	1.40%
2024	13,400	13,400	1.39	13,400	1.39
2025	60,986	60,986	4.32	987	—
2026	80,000	40,000	4.28	—	—
2027	—	—	—	—	—
2028 and thereafter	11,100	1,100	3.67	1,108	2.00
	$165,665	$165,665	4.02%	$15,675	1.35%

* Includes an amortizing advance requiring monthly principal and interest payments.

(1) Callable FHLB advances are shown in the respective periods assuming that the callable debt is redeemed at the call date, while all other advances are shown in the periods corresponding to their scheduled maturity date. There were three callable advances at March 31, 2023.

(2) Weighted average rates are based on scheduled maturity dates.

The FHLB advances are secured by a blanket security agreement which requires the Bank to maintain certain qualifying assets as collateral, principally residential mortgage loans and certain multi-family and commercial real estate loans held in the Bank’s portfolio. The carrying value of the loans pledged as collateral for these borrowings totaled $1.59 billion at March 31, 2023 and $1.71 billion at December 31, 2022. As of March 31, 2023, the Company had $586.3 million of available borrowing capacity with the FHLB.

The Company also has additional borrowing capacity under a $25.0 million unsecured federal funds line with a correspondent bank and a secured line of credit with the Federal Reserve Bank of Boston (“FRBB”), secured by 66% of the carrying value of indirect auto and commercial loans with principal balances amounting to $99.8 million and $100.2 million at March 31, 2023 and December 31, 2022, respectively. No amounts were outstanding under either line at March 31, 2023 or December 31, 2022.

On August 30, 2018, the Company issued $35.0 million in fixed-to-floating rate subordinated notes due 2028 (the “Notes”) in a private placement to institutional accredited investors. The Notes bear interest at annual fixed rate of 5.625% until September 1, 2023, at which time the interest rate resets quarterly to an interest rate per annum equal to the three–month LIBOR plus 278 basis points. We anticipate that on September 1, 2023, the interest rate will reset quarterly to an interest rate per annum equal to the three-month CME Term SOFR plus 278 basis points. Interest is payable semi-annually on March 1 and September 1 each year through September 1, 2023 and quarterly thereafter. The Notes can be redeemed partially or in whole, prior to the maturity date beginning September 1, 2023 and on any scheduled interest payment date thereafter, at par. The Notes are carried on the Consolidated Balance Sheets net of unamortized issuance costs of $683,000 and $715,000 at March 31, 2023 and December 31, 2022, respectively.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

9.	OTHER COMMITMENTS AND CONTINGENCIES

ACL on Unfunded Commitments

The ACL on unfunded commitments amounted to $5.0 million and $3.8 million at March 31, 2023 and 2022, respectively. The activity in the ACL on unfunded commitments for the three months ended March 30, 2023 and 2022 is presented below:

	Residential	Commercial	Commercial	Commercial
	Real Estate	Real Estate	Construction	and Industrial	Consumer	Total

	(in thousands)

Balance at December 31, 2022	$336	$628	$3,079	$870	$14	$4,927
Provision	(74)	(80)	198	70	5	119
Balance at March 31, 2023	$262	$548	$3,277	$940	$19	$5,046

Balance at December 31, 2021	$—	$—	$—	$—	$—	$—
Adoption of Topic 326	318	380	2,561	658	14	3,931
Provision	21	158	(216)	(54)	—	(91)
Balance at March 31, 2022	$339	$538	$2,345	$604	$14	$3,840

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

The following off-balance sheet financial instruments were outstanding at March 31, 2023 and December 31, 2022. The contract amounts represent credit risk.

	March 31,	December 31,
	2023	2022

	(in thousands)

Commitments to grant residential real estate loans-HarborOne Mortgage	$84,714	$57,916
Commitments to grant other loans	70,328	43,700
Unadvanced funds on home equity lines of credit	258,347	251,759
Unadvanced funds on revolving lines of credit	338,507	351,382
Unadvanced funds on construction loans	295,320	262,945

Commitments to extend credit and unadvanced portion of construction loans are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Commitments to grant loans generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for unadvanced funds on construction loans and home equity and revolving lines of credit may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit-worthiness on a case-by-case basis. Commitments to grant loans, and unadvanced construction loans and home equity lines of credit are collateralized by real estate, while revolving lines of credit are unsecured.

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

Interest Rate Swaps Designated as a Cashflow Hedge

As part of its interest rate risk management strategy, the Company utilizes interest rate swap agreements to help manage its interest rate risk positions. The notional amount of the interest rate swaps does not represent the amount exchanged by the parties. The exchange of cash flows is determined by reference to the notional amounts and the other terms of the interest rate swap agreements. The changes in fair value of derivatives designated as cashflow hedges are recorded in other comprehensive income and subsequently reclassified to earnings when gains or losses are realized.

As of March 31, 2023, the Company had one interest rate swap agreement with a notional amount of $100.0 million that was designated as a cashflow hedge of certificates of deposits. The interest rate swap agreement has an average maturity of 2.02 years, the current weighted average fixed rate paid is 0.67%, the weighted average 3-month LIBOR swap receive rate is 4.71%, and the fair value is $7.1 million. The Company expects approximately $4.2 million related to the cashflow hedge to be reclassified to interest expense, from other comprehensive income, in the next twelve months.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Interest Rate Swaps

The Company enters into interest rate swap agreements that are transacted to meet the financing needs of its commercial customers. Offsetting interest rate swap agreements are simultaneously transacted with a third-party financial institution to effectively eliminate the Company’s interest rate risk associated with the customer swaps. The primary risks associated with these transactions arise from exposure to the ability of the counterparties to meet the terms of the contract. At March 31, 2023, there were no securities pledged to secure the Company’s liability for the offsetting interest rate swaps (see Note 2). The interest rate swap notional amount is the aggregate notional amount of the customer swap and the offsetting third-party swap. The Company also assesses the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determines whether the credit valuation adjustments are significant to the overall valuation of its derivatives.

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

The following tables presents the outstanding notional balances and fair values of outstanding derivative instruments:

		Assets		Liabilities
		Balance		Balance
	Notional	Sheet	Fair	Sheet	Fair
	Amount	Location	Value	Location	Value

	(in thousands)

March 31, 2023:
Derivatives designated as Hedging Instruments
Interest rate swaps	$100,000	Other assets	$7,126	Other liabilities	$—
Derivatives not designated as Hedging Instruments
Derivative loan commitments	$38,816	Other assets	$749	Other liabilities	$18
Forward loan sale commitments	36,000	Other assets	17	Other liabilities	284
Interest rate swaps	774,229	Other assets	21,557	Other liabilities	21,557
Risk participation agreements	179,364	Other assets	—	Other liabilities	—
Total			$29,449		$21,859

December 31, 2022:
Derivatives designated as Hedging Instruments
Interest rate swaps	$100,000	Other assets	$8,314	Other liabilities	$—
Derivatives not designated as Hedging Instruments
Derivative loan commitments	$27,935	Other assets	$238	Other liabilities	$65
Forward loan sale commitments	29,000	Other assets	249	Other liabilities	39
Interest rate swaps	772,588	Other assets	28,525	Other liabilities	28,525
Risk participation agreements	164,528	Other assets	—	Other liabilities	—
Total			$37,326		$28,629

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents the recorded net gains and losses pertaining to the Company’s derivative instruments:

	Three Months Ended March 31,
	2023	2022

	(in thousands)

Derivatives designated as hedging instruments
(Loss) gain in OCI on derivatives (effective portion), net of tax	$(854)	$2,804
Gain (loss) reclassified from OCI into interest income or interest expense (effective portion)	$1,018	$(111)

Derivatives not designated as hedging instruments
Changes in fair value of derivative loan commitments
Mortgage banking income	$558	$(637)
Changes in fair value of forward loan sale commitments
Mortgage banking income	(477)	1,655
Changes in fair value of interest rate swaps
Other income	—	330
Total	$81	$1,348

11.	OPERATING LEASE RIGHT-OF-USE ASSETS AND LIABILITIES

Operating lease right-of-use (“ROU”) assets, included in other assets, were $24.3 million and $26.9 million at March 31, 2023 and December 31, 2022, respectively.

Operating lease liabilities, included in other liabilities and accrued expenses, were $25.9 million and $28.6 million at March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023, there was an additional operating lease that has not yet commenced with an undiscounted contract amount of $735,000 and a ten-year lease term. There were no leases that had not yet commenced at December 31, 2022. At March 31, 2023, lease expiration dates ranged from one month to 35.4 years and have a weighted average remaining lease term of 16.4 years. At December 31, 2022, lease expiration dates ranged from 3 months to 35.7 years and had a weighted average remaining lease term of 17.3 years.

Future minimum lease payments under non-cancellable leases and a reconciliation to the amount recorded as operating lease liabilities as of March 31, 2023 were as follows:

March 31,
2023
(in thousands)

2023	$2,290
2024	2,774
2025	2,484
2026	2,436
2027	2,381
Thereafter	19,004
Total lease payments	31,369
Imputed interest	(5,461)
Total present value of operating lease liabilities	$25,908

The weighted-average discount rate and remaining lease term for operating leases were as follows:

	March 31, 2023	December 31, 2022
Weighted-average discount rate	2.00%	2.02%
Weighted-average remaining lease term (years)	16.41	17.33

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Rental expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease components, such as fair-market value adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

The following table presents the components of total lease expense:

	Three Months Ended
	March 31,
	2023	2022

	(in thousands)

Lease Expense:
Operating lease expense	$807	$814
Short-term lease expense	30	31
Variable lease expense	2	—
Sublease income	(5)	—
Total lease expense	$834	$845
Other Information
Cash paid for amounts included in the measurement of lease liabilities-
operating cash flows for operating leases	835	799
Operating Lease - Operating cash flows (Liability reduction)	680	668
Right-of-use assets obtained in exchange for new operating lease liabilities	—	305

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

At March 31, 2023, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered well capitalized

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

for regulatory purposes. The capital levels of both the Company and the Bank at March 31, 2023 also exceeded the minimum capital requirements, including the currently applicable capital conservation buffer of 2.5%.

The Company’s and the Bank’s actual regulatory capital ratios as of March 31, 2023 and December 31, 2022 are presented in the table below.

					Minimum Required to be
					Considered "Well Capitalized"
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)

HarborOne Bancorp, Inc.
March 31, 2023
Common equity Tier 1 capital to risk-weighted assets	$570,893	12.2%	$211,016	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	570,893	12.2	281,355	6.0	N/A	N/A
Total capital to risk-weighted assets	657,933	14.0	375,140	8.0	N/A	N/A
Tier 1 capital to average assets	570,893	10.7	214,409	4.0	N/A	N/A

December 31, 2022
Common equity Tier 1 capital to risk-weighted assets	$592,610	12.8%	$208,541	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	592,610	12.8	278,054	6.0	N/A	N/A
Total capital to risk-weighted assets	677,774	14.6	370,739	8.0	N/A	N/A
Tier 1 capital to average assets	592,610	11.5	205,897	4.0	N/A	N/A

HarborOne Bank
March 31, 2023
Common equity Tier 1 capital to risk-weighted assets	$530,977	11.3%	$210,917	4.5%	$304,658	6.5%
Tier 1 capital to risk-weighted assets	530,977	11.3	281,223	6.0	374,964	8.0
Total capital to risk-weighted assets	583,017	12.4	374,964	8.0	468,705	10.0
Tier 1 capital to average assets	530,977	9.9	214,386	4.0	267,983	5.0

December 31, 2022
Common equity Tier 1 capital to risk-weighted assets	$525,522	11.3%	$208,447	4.5%	$301,090	6.5%
Tier 1 capital to risk-weighted assets	525,522	11.3	277,929	6.0	370,572	8.0
Total capital to risk-weighted assets	575,686	12.4	370,572	8.0	463,215	10.0
Tier 1 capital to average assets	525,522	10.2	205,874	4.0	257,342	5.0

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

The following table presents changes in accumulated other comprehensive (loss) income by component for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023				2022

		Available	Cash		Available	Cash
	Postretirement	for Sale	Flow		for Sale	Flow
	Benefit	Securities	Hedge	Total	Securities	Hedge	Total

	(in thousands)

Balance at beginning of period	$150	$(53,212)	$5,980	$(47,082)	$(2,834)	$1,197	$(1,637)

Other comprehensive income (loss) before reclassifications	—	7,089	(170)	6,919	(25,929)	3,789	(22,140)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	(1,018)	(1,018)	—	111	111
Net current period other comprehensive (loss) income	—	7,089	(1,188)	5,901	(25,929)	3,900	(22,029)
Related tax effect	—	(1,563)	334	(1,229)	5,715	(1,096)	4,619
Balance at end of period	$150	$(47,686)	$5,126	$(42,410)	$(23,048)	$4,001	$(19,047)

14.	FAIR VALUE OF ASSETS AND LIABILITIES

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

The following methods and assumptions were used by the Company in estimating fair value disclosures:

Debt Securities – Available-for-sale debt securities are recorded at fair value on a recurring basis. When available, the Company uses quoted market prices to determine the fair value of debt securities; such items are classified as Level 1. There were no Level 1 securities held at March 31, 2023 and December 31, 2022.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Debt securities not actively traded whose fair value is determined through the use of cash flows utilizing inputs that are unobservable are classified as Level 3. There were no Level 3 securities held at March 31, 2023 and December 31, 2022.

Loans held for sale - The fair value of mortgage loans held for sale is estimated based on current market prices for similar loans in the secondary market and therefore are classified as Level 2 assets. There were no mortgage loans held for sale 90 days or more past due as of March 31, 2023 and December 31, 2022.

Collateral-Dependent Impaired Loans - The fair value of collateral-dependent loans that are deemed to be impaired is determined based upon the fair value of the underlying collateral. Such collateral primarily consists of real estate and, to a lesser extent, other business assets. For collateral-dependent loans for which repayment is dependent on the sale of the collateral, management adjusts the fair value for estimated costs to sell. For collateral-dependent loans for which repayment is dependent on the operation of the collateral, estimated costs to sell are not incorporated into the measurement. Management may also adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values resulting from its knowledge of the property. Internal valuations are utilized to determine the fair value of other business assets. Collateral-dependent impaired loans are categorized as Level 3.

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

Deposits and mortgagors’ escrow accounts - The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) and mortgagors’ escrow accounts are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for certificates of deposit are estimated using a discounted cash flow (“DCF”) calculation that applies market interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

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

Forward loan sale commitments and derivative loan commitments - Forward loan sale commitments and derivative loan commitments are based on fair values of the underlying mortgage loans and the probability of such commitments being exercised. The assumptions for pull-through rates are derived from internal data and adjusted using management judgment. Derivative loan commitments include the value of servicing rights and non-refundable costs of originating the loan based on the Company’s internal cost analysis that is not observable. The weighted average pull-through rate for derivative loan commitments was approximately 87% and 91% at March 31, 2023 and December 31, 2022, respectively.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

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

Although the Company has determined that the majority of the inputs used to value its interest rate swaps and risk participation agreements fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with interest rate contracts and risk participation agreements utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of March 31, 2023 and December 31, 2022, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company classified its derivative valuations in their entirety as Level 2.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

				Total
	Level 1	Level 2	Level 3	Fair Value

	(in thousands)

March 31, 2023
Assets

Securities available for sale	$—	$303,059	$—	$303,059
Loans held for sale	—	13,956	—	13,956
Mortgage servicing rights	—	47,080	—	47,080
Derivative loan commitments	—	—	749	749
Forward loan sale commitments	—	—	17	17
Interest rate management agreements	—	7,126	—	7,126
Interest rate swaps	—	21,557	—	21,557
	$—	$392,778	$766	$393,544
Liabilities

Derivative loan commitments	$—	$—	$18	$18
Forward loan sale commitments	—	—	284	284
Interest rate swaps	—	21,557	—	21,557
	$—	$21,557	$302	$21,859

December 31, 2022
Assets

Securities available for sale	$—	$301,149	$—	$301,149
Loans held for sale	—	18,544	—	18,544
Mortgage servicing rights	—	48,138	—	48,138
Derivative loan commitments	—	—	238	238
Forward loan sale commitments	—	—	249	249
Interest rate management agreements	—	8,314	—	8,314
Interest rate swaps	—	28,525	—	28,525
	$—	$404,670	$487	$405,157
Liabilities

Derivative loan commitments	$—	$—	$65	$65
Forward loan sale commitments	—	—	39	39
Interest rate swaps	—	28,525	—	28,525
	$—	$28,525	$104	$28,629

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The table below presents, for the three months ended March 31, 2023 and 2022, the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis.

	Three Months Ended March 31,
	2023	2022

	(in thousands)

Assets: Derivative and Forward Loan Sale Commitments:

Balance at beginning of period	$487	$1,583

Total gains (losses) included in net income (1)	279	1,281
Balance at end of period	$766	$2,864

Changes in unrealized gains relating to instruments at period end	$766	$2,864

	Three Months Ended March 31,
	2023	2022

	(in thousands)

Liabilities: Derivative and Forward Loan Sale Commitments:

Balance at beginning of period	$(104)	$(189)

Total gains (losses) included in net income (1)	(198)	(263)
Balance at end of period	$(302)	$(452)

Changes in unrealized losses relating to instruments at period end	$(302)	$(452)

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

	March 31,			December 31,
	2023			2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

	(in thousands)

Collateral-dependent impaired loans	$—	$—	$108	$—	$—	$349
Other real estate owned and repossessed assets	—	—	—	—	—	—
	$—	$—	$108	$—	$—	$349

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Losses in the following table represent the amount of the fair value adjustments recorded during the period on the carrying value of the assets held at March 31, 2023 and December 31, 2022, respectively. Losses on fully charged off loans are not included in the table.

	Three Months Ended March 31,
	2023	2022

	(in thousands)

Collateral-dependent impaired loans	$29	$848

The table below presents quantitative information about significant unobservable inputs (Level 3) for assets measured at fair value on a nonrecurring basis at the dates indicated.

	Fair Value
	March 31,		Valuation Technique
	2023	2022

	(in thousands)

Collateral-dependent impaired loans	$108	$5,717	Sales Comparison Approach (1)

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

	March 31, 2023
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total

	(in thousands)

Financial assets:
Cash and cash equivalents	$249,754	$249,754	$—	$—	$249,754
Securities available for sale	303,059	—	303,059	—	303,059
Securities held to maturity	19,838	—	19,275	—	19,275
Federal Home Loan Bank stock	23,589	N/A	N/A	N/A	N/A
Loans held for sale	13,956	—	13,956	—	13,956
Loans, net	4,575,638	—	—	4,419,335	4,419,335
Retirement plan annuities	14,749	—	—	14,749	14,749
Accrued interest receivable	16,567	—	16,567	—	16,567

Financial liabilities:
Deposits	4,241,730	—	—	4,231,548	4,231,548
Borrowed funds	590,665	—	589,694	—	589,694
Subordinated debt	34,317	—	—	30,203	30,203
Mortgagors' escrow accounts	11,585	—	—	11,585	11,585
Accrued interest payable	3,253	—	3,253	—	3,253

Derivative loan commitments:
Assets	749	—	—	749	749
Liabilities	18	—	—	18	18

Interest rate management agreements:
Assets	7,126	—	7,126	—	7,126
Liabilities	—	—	—	—	—

Interest rate swap agreements:
Assets	21,557	—	21,557	—	21,557
Liabilities	21,557	—	21,557	—	21,557

Forward loan sale commitments:
Assets	17	—	—	17	17
Liabilities	284	—	—	284	284

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

	December 31, 2022
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total

	(in thousands)

Financial assets:
Cash and cash equivalents	$98,017	$98,017	$—	$—	$98,017
Securities available for sale	301,149	—	301,149	—	301,149
Securities held to maturity	19,949	—	19,274	—	19,274
Federal Home Loan Bank stock	20,071	N/A	N/A	N/A	N/A
Loans held for sale	18,544	—	18,544	—	18,544
Loans, net	4,504,434	—	—	4,383,613	4,383,613
Retirement plan annuities	14,630	—	—	14,630	14,630
Accrued interest receivable	15,139	—	15,139	—	15,139

Financial liabilities:
Deposits	4,189,499	—	—	4,166,796	4,166,796
Borrowed funds	400,675	—	399,655	—	399,655
Subordinated debt	34,285	—	—	28,221	28,221
Mortgagors' escrow accounts	9,537	—	—	9,537	9,537
Accrued interest payable	2,325	—	2,325	—	2,325

Derivative loan commitments:
Assets	238	—	—	238	238
Liabilities	65	—	—	65	65

Interest rate management agreements:
Assets	8,314	—	8,314	—	8,314
Liabilities	—	—	—	—	—

Interest rate swap agreements:
Assets	28,525	—	28,525	—	28,525
Liabilities	28,525	—	28,525	—	28,525

Forward loan sale commitments:
Assets	249	—	—	249	249
Liabilities	39	—	—	39	39

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

15.	EARNINGS PER SHARE (“EPS”)

Basic EPS represents net income attributable to common shareholders divided by the weighted-average number of common shares outstanding during the period. Non-vested restricted shares that are participating securities are included in the computation of basic EPS. Diluted EPS is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding, plus the effect of potential dilutive common stock equivalents outstanding during the period. At March 31, 2023 potential common shares of 134,155 were considered to be anti-dilutive and excluded from earnings per share. There were no potential shares considered to be anti-dilutive at March 31, 2022.

The following table presents earnings per common share.

	Three Months Ended March 31,
	2023	2022

Net income available to common stockholders (in thousands)	$7,297	$12,267

Average number of common shares outstanding	48,434,373	51,400,519
Less: Average unallocated ESOP shares and non-vested restricted shares	(3,577,149)	(3,564,109)
Weighted average number of common shares outstanding used to calculate basic earnings per common share	44,857,224	47,836,410
Dilutive effect of share-based compensation	427,016	854,010
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	45,284,240	48,690,420

Earnings per common share:
Basic	$0.16	$0.26
Diluted	$0.16	$0.25

16.	REVENUE RECOGNITION

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

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

Information about the reportable segments and reconciliation to the unaudited interim Consolidated Financial Statements at March 31, 2023 and 2022 and for the three months then ended is presented in the tables below.

	Three Months Ended March 31, 2023
	HarborOne	HarborOne
	Bank	Mortgage	Consolidated

	(in thousands)

Net interest and dividend income	$34,562	$327	$34,398
Provision for credit losses	1,866	—	1,866
Net interest and dividend income, after provision for credit losses	32,696	327	32,532
Mortgage banking income:
Gain on sale of mortgage loans	—	2,224	2,224
Intersegment gain (loss)	(348)	454	—
Changes in mortgage servicing rights fair value	(136)	(1,556)	(1,692)
Other	201	2,015	2,216
Total mortgage banking income (loss)	(283)	3,137	2,748
Other noninterest income	5,942	—	5,942
Total noninterest income	5,659	3,137	8,690
Noninterest expense	26,190	5,322	31,509
Income (loss) before income taxes	12,165	(1,858)	9,713
Provision (benefit) for income taxes	3,115	(565)	2,416
Net income (loss)	$9,050	$(1,293)	$7,297

Total assets at period end	$5,583,453	$109,090	$5,572,858
Goodwill at period end	$59,042	$10,760	$69,802

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

	Three Months Ended March 31, 2022

	HarborOne	HarborOne
	Bank	Mortgage	Consolidated

	(in thousands)

Net interest and dividend income	$33,424	$350	$33,270
Provision for credit losses	338	—	338
Net interest and dividend income, after provision for credit losses	33,086	350	32,932
Mortgage banking income:
Gain on sale of mortgage loans	—	5,322	5,322
Intersegment gain (loss)	(608)	837	—
Changes in mortgage servicing rights fair value	590	4,695	5,285
Other	233	2,325	2,558
Total mortgage banking income	215	13,179	13,165
Other noninterest income	5,887	9	5,896
Total noninterest income	6,102	13,188	19,061
Noninterest expense	26,825	7,761	34,835
Income before income taxes	12,363	5,777	17,158
Provision for income taxes	3,557	1,541	4,891
Net income	$8,806	$4,236	$12,267

Total assets at period end	$4,621,136	$152,128	$4,591,325
Goodwill at period end	$59,042	$10,760	$69,802

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section is intended to assist in the understanding of the financial performance of the Company and its subsidiaries through a discussion of our financial condition at March 31, 2023, and our results of operations for the three months ended March 31, 2023 and 2022. This section should be read in conjunction with the unaudited interim Consolidated Financial Statements and Notes thereto of the Company appearing in Part I, Item 1 of this Form 10-Q.

Forward-Looking Statements

Certain statements herein constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We may also make forward-looking statements in other documents we file with the SEC, in our annual reports to shareholders, in press releases and other written materials, and in oral statements made by our officers, directors or employees. Such statements may be identified by words such as “believes,” “will,” “would,” “expects,” “project,” “may,” “could,” “developments,” “strategic,” “launching,” “opportunities,” “anticipates,” “estimates,” “intends,” “plans,” “targets” and similar expressions. These statements are based upon the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual results may differ materially from those set forth in the forward-looking statements as a result of numerous factors. Factors that could cause such differences to exist include, but are not limited to, changes in general business and economic conditions (including inflation and concerns about liquidity) on a national basis and in the local markets in which the Company operates, including changes that adversely affect borrowers’ ability to service and repay the Company’s loans; changes in customer behavior; ongoing turbulence in the capital and debt markets and the impact of such conditions on the Company’s business activities; changes in interest rates; increases in loan default and charge-off rates; decreases in the value of securities in the Company’s investment portfolio; fluctuations in real estate values; the possibility that future credit losses may be higher than currently expected due to changes in economic assumptions, customer behavior or adverse economic developments; the adequacy of loan loss reserves; decreases in deposit levels necessitating increased borrowing to fund loans and investments; competitive pressures from other financial institutions; acquisitions may not produce results at levels or within time frames originally anticipated; cybersecurity incidents, fraud, natural disasters, war, terrorism, civil unrest, and future pandemics; changes in regulation; changes in accounting standards and practices; the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired; demand for loans in the Company’s market area; the Company’s ability to attract and maintain deposits; risks related to the implementation of acquisitions, dispositions, and restructurings; the risk that the Company may not be successful in the implementation of its business strategy; changes in assumptions used in making such forward-looking statements and the risk factors described in the Annual Report on Form 10-K and Quarterly Reports on Form 10-Q as filed with the SEC, which are available at the SEC’s website, www.sec.gov. Should one or more of these risks materialize or should underlying beliefs or assumptions prove incorrect, HarborOne’s actual results could differ materially from those discussed. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this release. The Company disclaims any obligation to publicly update or revise any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes, except as required by law.

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

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers.

Management has identified the Company’s most critical accounting policies as related to:

•Allowance for Credit Losses

•Goodwill and Identifiable Intangible Assets

•Deferred Tax Assets

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

Recent Developments

In light of recent events in the banking sector, including recent bank failures, increasing interest rates and recessionary concerns, the Company continues to proactively assess the operations of the Bank and HarborOne Mortgage to mitigate the risks impacting the banking industry and ensure the Company continues to serve its clients and communities in a cost-effective way.

The Company enacted cost-savings measures and operational efficiencies during the first quarter of 2023 and in April 2023 that will result in approximately $4.1 million in annual savings.

The Company has cash and available-for-sale securities representing 9.9% of assets at March 31, 2023. The Company maintains the ability to access contingent liquidity at the FHLB and the FRBB totaling $652.6 million at March 31, 2023. Management considers the Company's current liquidity position to be adequate to meet both short-term and long-term liquidity needs. Refer to the section “Liquidity Management and Capital Resources” for additional information. Additionally, the Company and Bank are above the standards to be considered well-capitalized under regulatory requirements. Refer to “Note 12. Minimum Regulatory Capital Requirements”, included in this report.

Macroeconomic trends continue to be mixed as uncertainty remains about the economy and banking industry. Market conditions and external factors may unpredictably impact the Company. For additional factors that could adversely impact the Company’s future results of operations and financial condition, see the section labeled “Risk Factors” in Part II Item 1A below and Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as updated by our Quarterly Reports on Form 10-Q and other filings submitted to the SEC.

Comparison of Financial Condition at March 31, 2023 and December 31, 2022

Total Assets.  Total assets increased $213.3 million, or 4.0%, to $5.57 billion at March 31, 2023 from $5.36 billion at December 31, 2022. The increase primarily reflects an increase of $152.5 million in short-term investments and a $73.0 million increase in loans. The increase in short-term investments reflects management’s proactive liquidity-enhancing measures in response to financial industry concerns.

Cash and Cash Equivalents.  Cash and cash equivalents increased $151.7 million to $249.8 million at March 31, 2023 from $98.0 million at December 31, 2022 and was primarily due to an increase in short-term investments.

Loans Held for Sale.  Loans held for sale at March 31, 2023 were $14.0 million, a decrease of $4.5 million from $18.5 million at December 31, 2022, as rising interest rates on residential mortgage loans dampened loan demand.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Loans, net.  Net loans increased $71.2 million, or 1.6%, to $4.58 billion at March 31, 2023 from $4.50 billion at December 31, 2022. The following table sets forth information concerning the composition of loans:

	March 31,	December 31,	Increase (Decrease)
	2023	2022	Dollars	Percent

	(dollars in thousands)

Residential real estate:
One- to four-family	$1,470,315	$1,432,263	$38,052	2.7%
Second mortgage and equity lines of credit	165,656	166,219	(563)	(0.3)
Residential construction	31,963	35,837	(3,874)	(10.8)
Total residential real estate loans	1,667,934	1,634,319	33,615	2.1
Commercial:
Commercial real estate	2,286,727	2,250,344	36,383	1.6
Commercial construction	212,689	199,311	13,378	6.7
Commercial and industrial	423,036	424,275	(1,239)	(0.3)
Total commercial loans	2,922,452	2,873,930	48,522	1.7

Consumer loans	32,246	41,421	(9,175)	(22.2)

Total loans	4,622,632	4,549,670	72,962	1.6 `
Allowance for credit losses on loans	(46,994)	(45,236)	(1,758)	(3.9)
Loans, net	$4,575,638	$4,504,434	$71,204	1.6%

The increase in net loans is primarily due to commercial real estate and residential real estate loan growth. Management continues to seek prudent commercial lending opportunities to deepen relationships with existing customers and develop new relationships with strong borrowers. The ACL was $47.0 million at March 31, 2023 and $45.2 million at December 31, 2022. See additional disclosure in the Asset Quality section.

Securities.  Investment securities available for sale at March 31, 2023 were $303.1 million, an increase of $2.0 million, or 0.6%, from $301.1 million at December 31, 2022. Securities available for sale were negatively impacted by unrealized losses of $61.2 million and $68.3 million as of March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023 and December 31, 2022, the gross unrealized loss positions were primarily related to mortgage-backed securities and other obligations issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Total gross unrealized losses were primarily attributable to changes in interest rates relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.

Securities held to maturity amounted to $19.8 million at March 31, 2023 and $19.9 million at December 31, 2022, with a fair value of $19.3 million in both periods.

Mortgage servicing rights.  MSRs are created as a result of our mortgage banking origination activities and accounted for at fair value. At March 31, 2023, we serviced mortgage loans for others with an aggregate outstanding principal balance of $3.61 billion. Total MSRs were $47.1 million at March 31, 2023 and $48.1 million at December 31, 2022. The change in total MSRs for the three months ended March 31, 2023 primarily reflects a negative fair value mark of $1.3 million.

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

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The assumptions used in the MSR fair value calculation are significantly impacted by the residential mortgage benchmark indices. Decreasing mortgage rates normally encourages increased mortgage refinancing activity, which reduces the life of the loans underlying the MSRs, thereby reducing the value of MSRs, whereas increasing interest rates would result in increases in fair value, and a corresponding increase in earnings. MSRs recorded during periods of historically low interest rates may be less sensitive to falling rates in the future as they were originated in a low mortgage rate environment.

Deposits.  Deposits increased $52.2 million, or 1.2%, to $4.24 billion at March 31, 2023 from $4.19 billion at December 31, 2022. The following table sets forth information concerning the composition of deposits:

	March 31,	December 31,	Increase (Decrease)
	2023	2022	Dollars	Percent

	(dollars in thousands)

Noninterest-bearing deposits	$726,548	$762,576	$(36,028)	(4.7)%
NOW accounts	287,373	297,625	(10,252)	(3.4)
Regular savings	1,454,200	1,468,172	(13,972)	(1.0)
Money market accounts	323,427	451,663	(128,236)	(28.4)
Term certificate accounts	644,099	494,599	149,500	30.2
Consumer and business deposits	3,435,647	3,474,635	(38,988)	(1.1)
Municipal deposits	483,156	413,484	69,672	16.8
Brokered deposits	322,927	301,380	21,547	7.1
Total deposits	$4,241,730	$4,189,499	$52,231	1.2%

Reciprocal deposits	$76,477	$28,560	$47,917	167.8%

The growth in deposits was driven by an increase of $69.7 million in municipal deposits and $21.5 million in brokered deposits, partially offset by a decrease in consumer and business deposits of $39.0 million. We participate in a reciprocal deposit program that provides access to FDIC-insured deposit products in aggregate amounts exceeding the current limits for depositors. Total deposits included $76.5 million in reciprocal deposits. The brokered deposits provide a channel for the Company to seek additional funding outside the Company’s core market.

The total of estimated deposits in excess of the FDIC insurance limits amounted to $1.2 billion and $1.3 billion as of March 31, 2023 and December 31, 2022, respectively. In 2022, insurance for deposits in excess of FDIC limits was provided through the Depositors Insurance Fund (“DIF”). On February 24, 2023, at 5 p.m. local time, the Bank exited DIF. All customer non-certificates deposits as of that date and time will remain covered by DIF insurance for one year until February 24, 2024. Certificates of deposit as of that date and time will remain covered by DIF insurance until their maturity date.

Borrowed Funds. FHLB borrowings increased $190.0 million to $590.7 million at March 31, 2023 from $400.7 million at December 31, 2022. At March 31, 2023, FHLB borrowings were primarily short-term borrowings as the Bank utilized available credit to enhance liquidity. As of March 31, 2023, the Bank had $677.6 million in available borrowing capacity across multiple relationships.

Stockholders’ equity.  Total stockholders’ equity was $599.8 million at March 31, 2023, compared to $617.0 million at December 31, 2022 and $649.1 million at March 31, 2022. Stockholders’ equity decreased 2.8% when compared to the prior quarter, as earnings were offset by share repurchases. The Company repurchased 2,033,192 shares at an average price of $13.19, including $0.13 per share of excise tax, during the three months ended March 31, 2023. A share repurchase program that commenced in the first quarter of 2023 is expected to be completed in the second quarter of 2023. Due to recent market volatility and increased economic uncertainty, share repurchase activity is expected to be reduced in the second quarter of 2023 compared to recent prior quarters.

At March 31, 2023, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The capital levels of both the Company and the Bank at March 31, 2023, also exceeded the minimum capital requirements, including the currently applicable capital conservation buffer of 2.5%. Regulatory capital

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

ratios are not impacted by the decline in other comprehensive income as a result of the unrealized losses on available-for-sale investment securities.

Comparison of Results of Operations for the Three Months Ended March 31, 2023 and 2022

HarborOne Bancorp, Inc. Consolidated

Overview.  Consolidated net income for the three months ended March 31, 2023 was $7.3 million compared to net income of $12.3 million for the three months ended March 31, 2022.

Average Balances and Yields.  The following tables set forth average balance sheets, annualized average yields and costs, and certain other information for the periods indicated, on a consolidated basis. Interest income on tax-exempt loans and securities has been adjusted to a fully taxable-equivalent basis using a federal tax rate of 21%. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

	Three Months Ended March 31,
	2023			2022
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Cost (7)	Balance	Interest	Cost (7)

	(dollars in thousands)

Interest-earning assets:
Investment securities (1)	$387,303	$2,079	2.18%	$393,364	$1,701	1.75%
Other interest-earning assets	63,426	803	5.13	150,569	61	0.16
Loans held for sale	18,108	286	6.41	29,842	264	3.59
Loans
Commercial loans (2)(3)	2,901,464	36,837	5.15	2,291,343	22,095	3.91
Residential real estate loans (3)	1,647,109	15,616	3.85	1,220,703	10,142	3.37
Consumer loans (3)	36,310	519	5.80	118,242	1,339	4.59
Total loans	4,584,883	52,972	4.69	3,630,288	33,576	3.75
Total interest-earning assets	5,053,720	56,140	4.51	4,204,063	35,602	3.43
Noninterest-earning assets	313,309			326,811
Total assets	$5,367,029			$4,530,874
Interest-bearing liabilities:
Savings accounts	$1,459,392	5,445	1.51	$1,165,683	366	0.13
NOW accounts	275,801	36	0.05	301,279	36	0.05
Money market accounts	824,694	5,238	2.58	858,792	303	0.14
Certificates of deposit	552,636	2,685	1.97	522,211	729	0.57
Brokered deposits	330,426	2,509	3.08	100,000	187	0.76
Total interest-bearing deposits	3,442,949	15,913	1.87	2,947,965	1,621	0.22
FHLB advances	448,096	5,105	4.62	55,706	188	1.37
Subordinated debentures	34,298	523	6.18	34,173	523	6.21
Total borrowings	482,394	5,628	4.73	89,879	711	3.21
Total interest-bearing liabilities	3,925,343	21,541	2.23	3,037,844	2,332	0.31
Noninterest-bearing liabilities:
Noninterest-bearing deposits	721,536			738,578
Other noninterest-bearing liabilities	101,820			86,763
Total liabilities	4,748,699			3,863,185
Total equity	618,330			667,689
Total liabilities and equity	$5,367,029			$4,530,874
Tax equivalent net interest income		34,599			33,270
Tax equivalent interest rate spread (4)			2.28%			3.12%
Less: tax equivalent adjustment		201			—
Net interest income as reported		$34,398			$33,270
Net interest-earning assets (5)	$1,128,377			$1,166,219
Net interest margin (6)			2.76%			3.21%
Tax equivalent effect			0.02			—
Net interest margin on a fully tax equivalent basis			2.78%			3.21%
Ratio of interest-earning assets to interest-bearing liabilities	128.75%			138.39%

Supplemental information:
Total deposits, including demand deposits	$4,164,485	$15,913		$3,686,543	$1,621
Cost of total deposits			1.55%			0.18%
Total funding liabilities, including demand deposits	$4,646,879	$21,541		$3,776,422	$2,332
Cost of total funding liabilities			1.88%			0.25%

(1) Includes securities available for sale and securities held to maturity.

(2) Includes industrial revenue bonds for the quarters ended March 31, 2023 and December 31, 2022. Interest income from tax exempt loans is computed on a taxable equivalent basis using a rate of 21% for the quarters presented. The yield on commercial loans before tax equivalent adjustment at March 31, 2023 and December 31, 2022 was 5.12% and 4.90%, respectively.

(3) Includes nonaccruing loan balances and interest received on such loans.
(4) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5) Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(6) Net interest margin represents net interest income divided by average total interest-earning assets.
(7) Annualized.

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

	Three Months Ended March 31,
	2023 v. 2022
	Increase (Decrease)		Total
	Due to Changes in		Increase
	Volume	Rate	(Decrease)

	(in thousands)

Interest-earning assets:
Investment securities	$(26)	$404	$378
Other interest-earning assets	(15)	757	742
Loans held for sale	(77)	99	22
Loans
Commercial loans	4,599	10,143	14,742
Residential real estate loans	3,442	2,032	5,474
Consumer loans	(761)	(59)	(820)
Total loans	7,280	12,116	19,396
Total interest-earning assets	7,162	13,376	20,538
Interest-bearing liabilities:
Savings accounts	72	5,007	5,079
NOW accounts	—	—	—
Money market accounts	(11)	4,946	4,935
Certificates of deposit	41	1,915	1,956
Brokered deposit	212	2,110	2,322
Total interest-bearing deposits	314	13,978	14,292
FHLB advances	4,772	145	4,917
Subordinated debentures	2	(2)	—
Total borrowings	4,774	143	4,917
Total interest-bearing liabilities	5,088	14,121	19,209
Change in net interest income	$2,074	$(745)	$1,329

Interest and Dividend Income.  Interest and dividend income increased $20.3 million, or 57.1%, to $55.9 million for the three months ended March 31, 2023, compared to $35.6 million for the three months ended March 31, 2022. The significant components of the increase were:

●	Interest and fees on loans increased $19.2 million, or 57.2%, reflecting loan growth, and a 94 basis point increase in the yield.

●	Interest income on other earning assets increased $742,000, or 1,216.4%, reflecting an increase in interest rates of federal funds.

●	Interest income on securities increased $378,000, or 22.2%, primarily reflecting the increase in rate.

●	Interest on loans held for sale increased $22,000, or 8.3%, reflecting the increase in mortgage rates.

Interest Expense.  Interest expense increased $19.2 million, or 823.7%, to $21.5 million for the three months ended March 31, 2023 from $2.3 million for the three months ended March 31, 2022. The significant components of the increase were:

●	Interest expense on deposits increased $14.3 million, or 881.7%, reflecting deposit growth, and a 165 basis point increase in the cost of deposits.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

●	Interest expense on FHLB borrowings increased $4.9 million, or 2,615.4%, reflecting an increase in the average balance and a 325 basis point increase in the cost of FHLB borrowings.

Net Interest and Dividend Income.  Net interest and dividend income increased $1.1 million, or 3.4%, to $34.4 million for the three months ended March 31, 2023 from $33.3 million for the three months ended March 31, 2022, primarily as a result of increases in the average balance of loans and an increase in the yield on interest-earning assets, partially offset by rate increases in interest-bearing liabilities. The net interest spread decreased 84 basis points to 2.28% for the three months ended March 31, 2023 from 3.12% for the three months ended March 31, 2022 and net interest margin on a full tax equivalent basis decreased 43 basis points to 2.78% for the three months ended March 31, 2023 from 3.21% for three months ended March 31, 2022.

Income Tax Provision.  The provision for income taxes and effective tax rate for the three months ended March 31, 2023 was $2.4 million and 24.9%, respectively, compared to $4.9 million and 28.5%, respectively, for the three months ended March 31, 2022.

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

The tables below show the results of operations for the Company’s segments, HarborOne Bank and HarborOne Mortgage, for the three months ended March 31, 2023 and 2022, and the increase or decrease in those results:

	HarborOne Bank				HarborOne Mortgage
	Three Months Ended				Three Months Ended
	March 31,		Increase (Decrease)		March 31,		Increase (Decrease)
	2023	2022	Dollars	Percent	2023	2022	Dollars	Percent

	(dollars in thousands)

Net interest and dividend income	$34,562	$33,424	$1,138	3.4%	$327	$350	$(23)	(6.6)%
Provision for credit losses	1,866	338	1,528	452.1	—	—	—	—
Net interest and dividend income, after provision for credit losses	32,696	33,086	(390)	(1.2)	327	350	(23)	(6.6)
Mortgage banking income:
Gain on sale of mortgage loans	—	—	—	—	2,224	5,322	(3,098)	(58.2)
Intersegment gain (loss)	(348)	(608)	260	42.8	454	837	(383)	(45.8)
Changes in mortgage servicing rights fair value	(136)	590	(726)	(123.1)	(1,556)	4,695	(6,251)	(133.1)
Other	201	233	(32)	(13.7)	2,015	2,325	(310)	(13.3)
Total mortgage banking income (loss)	(283)	215	(498)	(231.6)	3,137	13,179	(10,042)	(76.2)
Other noninterest income	5,942	5,887	55	0.9	—	9	(9)	(100.0)
Total noninterest income	5,659	6,102	(443)	(7.3)	3,137	13,188	(10,051)	(76.2)
Noninterest expense	26,190	26,825	(635)	(2.4)	5,322	7,761	(2,439)	(31.4)
Income (loss) before income taxes	12,165	12,363	(198)	(1.6)	(1,858)	5,777	(7,635)	(132.2)
Provision (benefit) for income taxes	3,115	3,557	(442)	(12.4)	(565)	1,541	(2,106)	(136.7)
Net income (loss)	$9,050	$8,806	$244	2.8%	$(1,293)	$4,236	$(5,529)	(130.5)%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

HarborOne Bank Segment

Results of Operations for the Three Ended March 31, 2023 and 2022

Net Income.  The Bank’s net income increased $244,000 to $9.1 million for the three months ended March 31, 2023 compared to $8.8 million for the three months ended March 31, 2022. The increase in net income reflects an increase of $1.1 million, or 3.4%, in net interest and dividend income and a decrease in noninterest expense of $635,000, or 2.4%, partially offset by a $1.5 million increase in provision for credit losses and a $443,000, or 7.3%, decrease in noninterest income.

Provision for Credit Losses.  The Bank recorded provision for credit losses of $1.9 million and $338,000 for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023, the provision for credit losses included a $1.7 million ACL on loans and a $119,000 ACL on unfunded commitments and reflects provisioning for loan growth and increasing economic uncertainty.

Net recoveries totaled $11,000, for the quarter ended March 31, 2023, compared to net charge-offs of $2.7 million, or 0.30% of average loans outstanding on an annualized basis, for the quarter ended March 31, 2022. At March 31, 2023, nonperforming assets were $12.3 million, and nonperforming assets to total assets were 0.22% as compared to $26.1 million and 0.57%, respectively, at March 31, 2022.

Noninterest Income.  Total noninterest income was $5.7 million for the three months ended March 31, 2023 compared to $6.1 million for the respective prior year period. The following table sets forth the components of noninterest income:

	Three Months Ended March 31,		Increase (Decrease)
	2023	2022	Dollars	Percent

	(dollars in thousands)

Intersegment loss	$(348)	$(608)	$260	42.8%
Secondary market loan servicing fees, net of guarantee fees	201	233	(32)	(13.7)
Changes in mortgage servicing rights fair value	(136)	590	(726)	(123.1)
Total mortgage banking loss	(283)	215	(498)	(231.6)%
Interchange fees	2,502	2,461	41	1.7
Other deposit account fees	2,231	2,011	220	10.9
Income on retirement plan annuities	119	107	12	11.2
Bank-owned life insurance income	500	483	17	3.5
Swap fee income	178	—	178	100.0
Other	412	825	(413)	(50.1)
Total noninterest income	$5,659	$6,102	$(443)	(7.3)%

The primary reasons for the variances within the noninterest income categories shown in the preceding tables are noted below:

●	The Bank records an intersegment loss on loans purchased from HarborOne Mortgage that is offset in consolidation. The Bank purchased $52.6 million of residential mortgage loans from HarborOne Mortgage during the three months ended March 31, 2023 as compared to $82.8 million for the prior year period.
●	The change in the MSR fair value is generally consistent with the change in key benchmark residential mortgage rates. As interest rates rise and prepayment speeds decrease, MSR fair value tends to increase. Conversely, when interest rates fall and prepayment speeds increase, MSR fair value tends to decrease. The change in the MSR fair value reflected the decrease of benchmark residential rates at March 31, 2023 compared to December 31, 2022, negatively impacting the fair value of the MSRs, coupled with amortization related to principal payments.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

●	The increase in other deposit account fees reflects an increase in overdraft protection fees of $132,000 for the three months ended March 31, 2023.
●	Swap fee income is collected and recorded at the time the swap contract is entered into, and therefore income fluctuates as a function of the swap agreements entered into in a period.
●	The quarter over quarter decrease in other noninterest income primarily reflects a positive credit valuation adjustment of $239,000 on the termination of an interest rate swap that was included in other noninterest income for the three months ended March 31, 2022 and no such income in 2023.

Noninterest Expense.  Total noninterest expense was $26.2 million for the three months ended March 31, 2023 compared to $26.8 million for the respective prior year period. The following table sets forth the components of noninterest expense:

	Three Months Ended March 31,		Increase (Decrease)
	2023	2022	Dollars	Percent

	(dollars in thousands)

Compensation and benefits	$14,764	$15,218	$(454)	(3.0)%
Occupancy and equipment	4,295	4,682	(387)	(8.3)
Data processing expenses	2,305	2,171	134	6.2
Loan expenses	87	94	(7)	(7.4)
Marketing	1,063	1,134	(71)	(6.3)
Deposit expenses	534	546	(12)	(2.2)
Postage and printing	442	385	57	14.8
Professional fees	996	1,129	(133)	(11.8)
Foreclosed and repossessed assets	(17)	(34)	17	50.0
Deposit insurance	510	349	161	46.1
Other expenses	1,211	1,151	60	5.2
Total noninterest expense	$26,190	$26,825	$(635)	(2.4)%

The primary reasons for the significant variances within the noninterest expense categories shown in the preceding table are noted below:

●	The decrease in compensation expense primarily reflects decreased expense related to benefit accruals.

●	The decrease in occupancy expense reflects a decrease in utilities and landscaping.

●	Data processing expenses increased due to an increase in core system processing fees.

●	The increase in deposit insurance reflects an increase in deposit balances.

HarborOne Mortgage Segment

Results of Operations for the Three Months Ended March 31, 2023 and 2022

Net Income.  HarborOne Mortgage recorded a net loss of $1.3 million the three months ended March 31, 2023,  compared to net income of $4.2 million for the prior year respective period. The HarborOne Mortgage segment’s results are heavily impacted by prevailing rates, refinancing activity and home sales.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Noninterest Income.  Total noninterest income was $3.1 million for the three months ended March 31, 2023 as compared to $13.2 million for the respective prior year period. Noninterest income is primarily from mortgage banking income, for which the following table provides further detail:

	Three Months Ended March 31,		Increase (Decrease)
	2023	2022	Dollars	Percent

	(dollars in thousands)

Gain on sale of mortgage loans	$2,224	$5,322	$(3,098)	(58.2)%
Intersegment gain	454	837	(383)	(45.8)
Processing, underwriting and closing fees	276	686	(410)	(59.8)
Secondary market loan servicing fees net of guarantee fees	1,739	1,639	100	6.1
Changes in mortgage servicing rights fair value	(1,556)	4,695	(6,251)	(133.1)
Total mortgage banking income	$3,137	$13,179	$(10,042)	(76.2)%

Originated mortgage servicing rights included in gain on sale of mortgage loans	$633	$1,490	$(857)	(57.5)%
Change in 10-year Treasury Constant Maturity rate in basis points	(40)	80

The primary reasons for the significant variances in the noninterest income category shown in the preceding table are noted below:

●	The change in the MSR fair value is generally consistent with the change in key benchmark residential mortgage rates. As interest rates rise and prepayment speeds decrease, MSR fair value tends to increase. Conversely, when interest rates fall and prepayment speeds increase, MSR fair value tends to decrease. The change in the MSR fair value for the three months ended March 31, 2023, reflects the decrease of benchmark residential rates at March 31, 2023 compared to December 31, 2022, negatively impacting the fair value of the MSRs, coupled with amortization related to principal payments.
●	Gain on sale of mortgages and processing, underwriting and closing fees decreased as loan closings decreased due to slowing mortgage demand on higher interest rates compared to the respective prior year period.
●	The increase in the secondary market loan servicing fee net of guarantee fees reflects the increase in the average serviced mortgage loans for the three months ended March 31, 2023, as compared to the respective prior year period.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The following tables provide additional loan production detail:

	Three Months Ended March 31,
	2023		2022
	Loan		Loan
	Amount	% of Total	Amount	% of Total

	(dollars in thousands)

Product Type
Conventional	$62,421	49.7%	$161,637	63.7%
Government	9,911	7.9	14,426	5.7
State Housing Agency	6,930	5.5	8,062	3.2
Jumbo	46,305	36.9	69,627	27.4
Seconds	30	0.0	55	—
Total	$125,597	100.0%	$253,807	100.0%

Purpose
Purchase	$116,048	92.4%	$137,082	54.0%
Refinance	9,109	7.2	104,277	41.1
Construction	440	0.4	12,448	4.9
Total	$125,597	100.0%	$253,807	100.0%

Noninterest Expense.  Total noninterest expense was $5.3 million for the three months ended March 31, 2023 compared to $7.8 million for the respective prior year period. The following table sets forth the components of noninterest expense:

	Three Months Ended March 31,		Increase (Decrease)
	2023	2022	Dollars	Percent

	(dollars in thousands)

Compensation and benefits	$3,575	$5,751	$(2,176)	(37.8)%
Occupancy and equipment	701	709	(8)	(1.1)
Data processing expenses	41	70	(29)	(41.4)
Loan expenses	226	384	(158)	(41.1)
Marketing	118	84	34	40.5
Postage and printing	10	26	(16)	(61.5)
Professional fees	257	210	47	22.4
Other expenses	394	527	(133)	(25.2)
Total noninterest expense	$5,322	$7,761	$(2,439)	(31.4)%

The primary reasons for the significant variances within the noninterest expense categories shown in the preceding table are noted below:

●	The decrease in compensation and benefits primarily reflects decreased commission expense consistent with the changes in mortgage origination volumes and decreased staffing levels.

●	Loan expense primarily is for expenses to originate loans and is generally consistent with mortgage origination volumes.
●	The decrease in other expenses reflects decreased employment agency fees.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Asset Quality

The following table provides information with respect to our nonperforming assets at the dates indicated. We did not have any accruing loans past due 90 days or more at the dates presented.

	March 31,	December 31,
	2023	2022

	(dollars in thousands)

Non-accrual loans:
Residential real estate:
One- to four-family	$7,959	$8,927
Second mortgages and equity lines of credit	420	421
Commercial real estate	2,055	2,039
Commercial construction	—	—
Commercial and industrial	1,744	3,329
Consumer	76	70
Total non-accrual loans	12,254	14,786
Other real estate owned and repossessed assets:
One- to four-family residential real estate owned	—	—
Other repossessed assets	46	54
Total nonperforming assets	$12,300	$14,840

Period end allowance for credit losses balance	46,994	45,236
Period end total loan balance	4,622,632	4,549,670
Allowance for credit losses to total loans	1.02%	0.99%
Allowance for credit losses to non-accrual loans	383.50%	305.94%
Total nonperforming loans to total loans (1)	0.27%	0.32%
Total nonperforming assets to total assets	0.22%	0.28%

(1) Total loans are presented before allowance for credit losses, but include deferred loan origination costs (fees), net.

Credit quality performance has remained strong, with total nonperforming assets of $12.3 million at March 31, 2023, compared to $14.8 million at December 31, 2022 and $35.2 million at March 31, 2022. Nonperforming assets as a percentage of total assets were 0.22% at March 31, 2023, 0.28% at December 31, 2022, and 0.57% at March 31, 2022.

We continue to closely monitor our loan portfolio for signs of deterioration. Management is focused on commercial real estate in light of speculation that commercial real estate values may deteriorate as the market adjusts to higher vacancies and rates. We have also identified certain sectors within the commercial real estate segment that may be particularly susceptible to increased credit risk as a result of trends that were precipitated by the COVID-19 pandemic and may be exacerbated by current economic conditions. This includes business-oriented hotels, non-anchored retail space and metro office space. As of March 31, 2023, business-oriented hotels loans included 12 loans with a total outstanding balance of $85.3 million, non-anchored retail space loans included 28 loans with a total outstanding balance of $40.2 million, and metro office space loans included two loans with a total outstanding balance of $14.8 million. As of March 31, 2023, there was one business-oriented hotel credit with a carrying value of $1.9 million that was rated substandard and on nonaccrual. This credit was provided a principal deferral in the third quarter of 2022. The other loans in these groups were performing in accordance with their terms.

Management employs a process and methodology to estimate the ACL on loans that evaluates both quantitative and qualitative factors. The methodology for evaluating quantitative factors consists of two basic components. The first component involves pooling loans into portfolio segments for loans that share similar risk characteristics. A DCF methodology is used to estimate credit losses for each pooled portfolio segment. The methodology incorporates the probability of default and loss given default. Management utilizes the national unemployment rate as an econometric factor with a one-year forecast period and one-year straight-line reversion period to its historical mean in order to estimate the probability of default for each loan portfolio segment. Utilizing a third-party regression model, the forecasted national unemployment rate is correlated with the probability of default for each loan portfolio segment. The DCF methodology combines the probability of default, the loss given default, maturity date and prepayment speeds to estimate a reserve for each loan. The sum of all the loan level reserves is aggregated for each portfolio segment and a loss rate factor is derived.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

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

In estimating the ACL on loans, management considers the sensitivity of the model and significant judgments and assumptions that could result in an amount that is materially different from management’s estimate. Management performed a sensitivity analysis to understand the impact of hypothetical changes in qualitative loss factors on the ACL. The sensitivity analysis evaluated the impact of changes to commercial loan segments due to the concentration of the Bank’s ACL allocation in the total commercial portfolio. At March 31, 2023, the potential impact of changes to management’s judgments on total commercial qualitative risk factors ranged between a $12.9 million reduction and $13.6 million increase in the ACL. This sensitivity analysis does not represent a change to management’s judgment, but rather provides a hypothetical result to assess the sensitivity of the ACL to a key input.

The ACL was $47.0 million, or 1.02% of total loans, at March 31, 2023, compared to $45.2 million, or 0.99% of total loans, at December 31, 2022. The ACL on individually analyzed loans amounted to $218,000, 1.01% of the carrying value of individually analyzed loans. The ACL on unfunded commitments, included in other liabilities on the unaudited Consolidated Balance Sheets, amounted to $5.0 million and $4.9 million at March 31, 2023 and December 31, 2022, respectively.

The following table sets forth the breakdown of the ACL by loan category at the dates indicated:

	March 31, 2023			December 31, 2022
		% of			% of
		Allowance			Allowance
		Amount to	% of Loans		Amount to	% of Loans
		Total	in Category		Total	in Category
	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans

	(dollars in thousands)

Residential real estate:
One- to four-family	$11,508	24.49%	31.81%	$11,532	25.49%	31.48%
Second mortgages and equity lines of credit	967	2.06	3.58	924	2.04	3.65
Residential construction	755	1.61	0.69	280	0.62	0.79
Commercial real estate	20,942	44.55	49.47	20,357	45.00	49.46
Commercial construction	5,057	10.76	4.60	4,645	10.27	4.38
Commercial and industrial	7,484	15.93	9.15	7,236	16.00	9.33
Consumer	281	0.60	0.70	262	0.58	0.91
Total allowance for credit losses on loans	$46,994	100.00%	100.00%	$45,236	100.00	100.00%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The following table sets forth net charge-offs (recoveries) and the ratio of annualized net charge-offs (recoveries) to average loans for the periods indicated:

	Three Months Ended March 31,
	2023			2022
		Net	Net Charge-		Net	Net Charge-
	Average	Charge-offs	off (Recovery)	Average	Charge-offs	off (Recovery)
	Balance	(Recoveries)	Rate	Balance	(Recoveries)	Rate

	(dollars in thousands)

Residential real estate:
One- to four-family	$1,446,937	$(1)	(0.00)%	$1,046,936	$—	—%
Second mortgages and equity lines of credit	165,861	(7)	(0.02)%	137,497	(12)	(0.03)%
Residential real estate construction	34,311	—	—%	36,270	—	—%
Total residential real estate loans	$1,647,109	$(8)	(0.00)%	$1,220,703	$(12)	(0.00)%

Commercial:
Commercial real estate	$2,371,599	$(1)	(0.00)%	$1,734,928	$2,786	0.64%
Commercial construction	208,018	—	—%	145,759	—	—%
Commercial and industrial	321,847	7	0.01%	410,656	(27)	(0.03)%
Total commercial loans	$2,901,464	$6	0.00%	$2,291,343	$2,759	0.48%

Total Consumer loans	$36,310	$(9)	(0.10)%	$118,242	$(17)	(0.06)%

Total loans	$4,584,883	$(11)	(0.00)%	$3,630,288	$2,730	0.30%

Net recoveries were $11,000 for the quarter ended March 31, 2023. Net charge-offs were $2.7 million or 0.30% of average loans outstanding on an annualized basis for the quarter ended March 31, 2022. The commercial real estate charge off in 2022 was primarily due to the resolution of one credit in the amount of $8.8 million for which the Company also recorded a $2.8 million charge-off.

Management of Market Risk

The principal market risk facing the Company is interest-rate risk. The Company’s Asset/Liability Committee establishes exposure limits that govern the Company’s tolerance for interest-rate risk. The policy limits and guidelines serve as benchmarks for measuring interest-rate risk and for providing a framework for evaluation and interest-rate risk-management decision making. The Company’s primary measure of its interest-rate risk is an income simulation model and an economic value of equity analysis.

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

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The table below sets forth, as of March 31, 2023 and 2022, the net interest income simulation results that estimate the impact of interest rate changes on the Company’s estimated net interest income over one year:

	Change in Net Interest Income
	(% change from year one base)
Changes in Interest Rates	March 31, 2023		March 31, 2022
(basis points) (1)	Year One	Year Two	Year One	Year Two
+300	(14.9)%	(13.5)%	1.3%	7.3%
+200	(9.6)%	(8.1)%	1.0%	5.4%
+100	(4.6)%	(3.6)%	0.5%	2.9%
-100	4.1%	2.2%	(5.2)%	(9.9)%

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

The table below sets forth, as of March 31, 2023 the estimated changes in the EVE that would result from an instantaneous parallel shift in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

At March 31, 2023
				EVE as a Percentage of Economic
		Estimated Increase (Decrease)		Value of Assets
Changes in Interest Rates	Estimated	in EVE			Changes in
(basis points) (1)	EVE	Amount	Percent	EVE Ratio (2)	Percent
(dollars in thousands)

+ 300	$471,198	$(218,119)	(31.6)%	9.8%	(3.3)%
+ 200	559,381	(129,936)	(18.8)	11.3	(1.8)
+ 100	633,432	(55,885)	(8.1)	12.4	(0.7)
0	689,317	—	—	13.1	—
- 100	719,754	30,437	4.4	13.3	0.2

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

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

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

We continue to focus on maintaining a strong liquidity position. We have access to immediate liquid resources in cash and cash equivalents of $250.0 million at March 31, 2023, which is primarily on deposit with FRBB. Potential sources of liquidity also include investment securities in our available-for-sale securities portfolio with a carrying value of $303.1 million and our ability to sell loans in the secondary market. Our core deposits have historically provided us with a long-term source of stable and relatively lower cost source of funding. However, we may be negatively impacted by unexpected deposit withdrawals from weakness in the financial markets and industry-wide reductions in liquidity. Additional funding is available through the issuance of long-term debt or equity.

Maturities and payments on outstanding loans and investment securities also provide a steady flow of funds. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the FHLB and FRBB. As of March 31, 2023, we had additional borrowing capacity of $586.3 million from the FHLB and $66.3 million from the FRBB based on the amount of collateral pledged. We also have additional borrowing capacity under a $25.0 million unsecured federal funds line with a correspondent bank.

In the ordinary course of the Company’s operations, the Company has entered into certain contractual obligations and has made other commitments to make future payments. At March 31, 2023, we had outstanding commitments to originate loans of $155.0 million and unadvanced funds on loans of $892.2 million. Certificates of deposit that are scheduled to mature within one year from March 31, 2023 totaled $752.5 million. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit will be renewed.

The Company believes that it will be able to meet its contractual obligations as they come due through the maintenance of adequate cash levels and liquidity. Other than normal changes in the ordinary course of business, there have been no significant changes in the types of contractual obligations or amounts due since December 31, 2022.

Our ability to maintain adequate levels of liquidity is dependent on our ability to continue to maintain a strong risk profile and capital base. The Company and the Bank are subject to various regulatory capital requirements. At March 31, 2023, the Company and the Bank exceeded all regulatory capital requirements and were considered “well capitalized” under regulatory guidelines. See Note 12 of the Notes to Consolidated Financial Statements.

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

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The following table reconciles the Company’s tangible-common-equity-to-tangible-assets ratio for the periods indicated:

	March 31,
	2023	2022
(dollars on thousands)

Tangible common equity:
Total stockholders' equity	$599,794	$649,065
Less: Goodwill	69,802	69,802
Less: Other intangible assets (1)	2,082	2,930
Tangible common equity	$527,910	$576,333

Tangible assets:
Total assets	$5,572,858	$4,591,325
Less: Goodwill	69,802	69,802
Less: Other intangible assets (1)	2,082	2,930
Tangible assets	$5,500,974	$4,518,593

Tangible common equity / tangible assets (2)	9.60%	12.75%

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures as of the period ended March 31, 2023. Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures. The Company will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than the legal proceedings disclosed in Item 3. Legal Proceedings in our December 31, 2022 Form 10-K, we are not involved in any material pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. We are not involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations.

ITEM 1A. RISK FACTORS

This section supplements and updates certain of the information found under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 10, 2023 (“Annual Report”), based on information currently known to us and recent developments since the date of the Annual Report filing. The matters discussed below should be read in conjunction with the risks described in Part I. Item 1A. “Risk Factors” of our Annual Report. However, the risks and uncertainties that we face are not limited to those described below and those set forth in the Annual Report. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our common stock.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on May 1, 2023, First Republic Bank went into receivership and its deposits and subsequently all of its assets were acquired by JPMorgan Chase Bank, National Association. Similarly, on March 10, 2023, Silicon Valley Bank went into receivership, and on March 12, Signature Bank went into receivership.

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the Treasury, FDIC and Federal Reserve have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program. Additionally, there is no guarantee that the Treasury, FDIC and Federal Reserve will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)	Unregistered Sales of Equity Securities. None

b)	Use of Proceeds. None

c)	Repurchase of Equity Securities.

	Issuer Purchases of Equity Securities

	Total Number
	of Shares	Average Price
Index	Purchased	Paid Per Share
January 1 to January 31, 2023	79,492	13.66
February 1 to February 28, 2023	695,800	13.91
March 1 to March 31, 2023	1,257,900	12.77
Total	2,033,192	$13.19

The Company repurchased 2,033,192 shares at an average price of $13.19, including $0.13 per share of excise tax, during the three months ended March 31, 2023. A share repurchase program that commenced in the first quarter of 2023 is expected to be completed in the second quarter of 2023. Due to recent market volatility and increased economic uncertainty, share repurchase activity is expected to be reduced in the second quarter of 2023 compared to recent prior quarters.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed in the Exhibit Index are included in, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (and are numbered in accordance with Item 601 of Regulation S-K):

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, (ii) the Consolidated Statements of Income for the three months ended March 31, 2023 and 2022 (iii) the Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2023 and 2022, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2023 and 2022, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022, and (vi) the Notes to the unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)

*Filed herewith

**Furnished herewith

† Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HarborOne Bancorp, Inc.

Date: May 9, 2023	By:	/s/ Joseph F. Casey
Joseph F. Casey
President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2023	By:	/s/ Linda H. Simmons
Linda H. Simmons
Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)