Form 10-Q
period 2023-06-30
HarborOne Bancorp, Inc.
filed 2023-08-08
CIK 1769617

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 1, 2023, there were 46,545,478 shares of the Registrant’s common stock, par value $0.01 per share, outstanding

Glossary of Acronyms and Terms

The following is a list of common acronyms and terms used regularly in our financial reporting:

ACL	Allowance for Credit Losses
ASU	Accounting Standards Update
BTFP	Bank Term Funding Program
DCF	Discounted cash flow
DIF	Depositors Insurance Fund
EPS	Earnings Per Share
ESOP	Employee Stock Ownership Plan
EVE	Equity at risk
FASB	Federal Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FRBB	Federal Reserve Bank of Boston
GAAP	Accounting principles generally accepted in the Unites States of America
HarborOne Mortgage	HarborOne Mortgage, LLC
LIBOR	London Interbank Offered Rate
Management	Company's management
MSRs	Mortgage servicing rights
PPP	Paycheck Protection Program
ROU	Right-of-use
SBA	Small Business Administration
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
TDRs	Troubled debt restructurings
the Bank	HarborOne Bank
the Company	HarborOne Bancorp, Inc.
the Exchange Act	Securities Exchange Act of 1934, as amended
the Notes	$35.0 million in fixed-to-floating rate subordinated notes due 2028
the Treasury	U.S. Department of the Treasury

HarborOne Bancorp, Inc.

Consolidated Balance Sheets (unaudited)

	June 30,	December 31,
(in thousands, except share data)	2023	2022

Assets
Cash and due from banks	$43,525	$39,712
Short-term investments	209,326	58,305
Total cash and cash equivalents	252,851	98,017

Securities available for sale, at fair value	292,012	301,149
Securities held to maturity, at amortized cost (fair value of $19,005 at June 30, 2023 and $19,274 at December 31, 2022)	19,839	19,949
Federal Home Loan Bank stock, at cost	27,123	20,071
Asset held for sale	966	—
Loans held for sale, at fair value	20,949	18,544
Loans	4,698,203	4,549,670
Less: Allowance for credit losses on loans	(47,821)	(45,236)
Net loans	4,650,382	4,504,434
Accrued interest receivable	16,948	15,139
Mortgage servicing rights, at fair value	48,176	48,138
Property and equipment, net	48,773	49,045
Retirement plan annuities	14,877	14,630
Bank-owned life insurance	92,964	91,953
Goodwill	69,802	69,802
Intangible assets	1,893	2,272
Other assets	101,699	106,402
Total assets	$5,659,254	$5,359,545

Liabilities and Stockholders' Equity
Deposits:
Demand deposit accounts	$717,572	$762,576
NOW accounts	286,956	297,692
Regular savings and club accounts	1,390,906	1,468,172
Money market deposit accounts	834,120	861,704
Term certificate accounts	742,931	497,975
Brokered deposits	315,003	301,380
Total deposits	4,287,488	4,189,499
FHLB borrowings	604,568	400,675
Subordinated debt	34,348	34,285
Mortgagors' escrow accounts	11,073	9,537
Accrued interest payable	4,845	2,325
Other liabilities and accrued expenses	121,400	106,248
Total liabilities	5,063,722	4,742,569

Commitments and contingencies (Notes 7, 12 and 13)

Common stock, $0.01 par value; 150,000,000 shares authorized; 60,203,459 and 60,061,527 shares issued; 46,575,478 and 48,961,452 shares outstanding at June 30, 2023 and December 31, 2022, respectively	597	596
Additional paid-in capital	484,544	483,031
Retained earnings	364,709	356,438
Treasury stock, at cost, 13,627,981 and 11,100,075 shares at June 30, 2023 and December 31, 2022, respectively	(181,324)	(148,384)
Accumulated other comprehensive loss	(46,290)	(47,082)
Unearned compensation - ESOP	(26,704)	(27,623)
Total stockholders' equity	595,532	616,976
Total liabilities and stockholders' equity	$5,659,254	$5,359,545

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2023	2022	2023	2022

Interest and dividend income:
Interest and fees on loans	$55,504	$37,522	$108,275	$71,098
Interest on loans held for sale	326	331	612	595
Interest on taxable securities	2,035	1,873	4,114	3,574
Other interest and dividend income	2,935	131	3,738	192
Total interest and dividend income	60,800	39,857	116,739	75,459

Interest expense:
Interest on deposits	20,062	2,019	35,975	3,640
Interest on FHLB and FRB borrowings	8,114	119	13,219	307
Interest on subordinated debentures	524	524	1,047	1,047
Total interest expense	28,700	2,662	50,241	4,994

Net interest and dividend income	32,100	37,195	66,498	70,465
Provision for credit losses	3,283	2,546	5,149	2,884

Net interest and dividend income, after provision for credit losses	28,817	34,649	61,349	67,581

Noninterest income:
Mortgage banking income:
Gain on sale of mortgage loans	3,300	4,538	5,524	9,860
Changes in mortgage servicing rights fair value	436	862	(1,256)	6,147
Other	2,312	2,612	4,528	5,170
Total mortgage banking income	6,048	8,012	8,796	21,177
Deposit account fees	5,012	4,892	9,745	9,364
Income on retirement plan annuities	128	112	247	219
Bank-owned life insurance income	511	494	1,011	977
Other income	963	593	1,553	1,427
Total noninterest income	12,662	14,103	21,352	33,164

Noninterest expense:
Compensation and benefits	18,220	21,455	36,019	42,178
Occupancy and equipment	4,633	4,575	9,673	10,003
Data processing	2,403	2,259	4,749	4,500
Loan expenses	417	385	730	863
Marketing	925	986	2,106	2,204
Deposit expenses	326	513	860	1,059
Postage and printing	425	412	882	831
Professional fees	1,114	1,680	2,615	3,219
Foreclosed and repossessed assets	5	52	(12)	18
Deposit insurance	1,176	354	1,686	703
Other expenses	2,081	2,283	3,926	4,211
Total noninterest expense	31,725	34,954	63,234	69,789

Income before income taxes	9,754	13,798	19,467	30,956

Income tax provision	2,275	3,811	4,691	8,702

Net income	$7,479	$9,987	$14,776	$22,254

Earnings per common share:
Basic	$0.17	$0.21	$0.34	$0.47
Diluted	$0.17	$0.21	$0.33	$0.46
Weighted average shares outstanding:
Basic	43,063,507	46,980,830	43,955,411	47,406,257
Diluted	43,133,455	47,536,033	44,203,893	48,110,863

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Comprehensive (Loss) Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022

Net income	$7,479	$9,987	$14,776	$22,254
Other comprehensive income (loss):

Unrealized gain/loss on cashflow hedge:
Unrealized holding gains	1,577	939	1,407	4,728
Reclassification adjustment for net (gains) losses included in net income	(1,134)	(71)	(2,152)	40
Net change in unrealized (losses) gains on derivatives in cashflow hedging instruments	443	868	(745)	4,768
Related tax effect	(124)	(244)	210	(1,340)
Net-of-tax amount	319	624	(535)	3,428

Unrealized gain/loss on securities available for sale:
Unrealized holding gains (losses)	(5,366)	(20,323)	1,723	(46,252)
Related tax effect	1,205	4,479	(358)	10,194
Net-of-tax amount	(4,161)	(15,844)	1,365	(36,058)

Postretirement benefit:
Adjustment of accumulated obligation for postretirement benefits	1	—	1	—
Reclassification adjustment for gains recognized in net periodic benefit cost	(39)	—	(39)	—
Net gains	(38)	—	(38)	—

Total other comprehensive income (loss)	(3,880)	(15,220)	792	(32,630)

Comprehensive income (loss)	$3,599	$(5,233)	$15,568	$(10,376)

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

						Accumulated
	Common Stock		Additional		Treasury	Other	Unearned	Total
	Outstanding		Paid-in	Retained	Stock,	Comprehensive	Compensation	Stockholders'
(in thousands, except share data)	Shares	Amount	Capital	Earnings	at Cost	Income (Loss)	- ESOP	Equity

Balance at March 31, 2022	51,257,696	$591	$477,302	$332,734	$(113,513)	$(19,047)	$(29,002)	$649,065

Comprehensive income (loss)	—	—	—	9,987	—	(15,220)	—	(5,233)
Dividends declared of $0.07 per share	—	—	—	(3,250)	—	—	—	(3,250)
ESOP shares committed to be released (57,681 shares)	—	—	337	—	—	—	460	797
Restricted stock awards forfeited, net of awards	(8,181)	—	—	—	—	—	—	—
Performance stock units vested	14,596
Share-based compensation expense	—	—	1,029	—	—	—	—	1,029
Stock options exercised	83,263	2	851	—	—	—	—	853
Treasury stock purchased	(1,358,367)	—	—	—	(18,783)	—	—	(18,783)

Balance at June 30, 2022	49,989,007	$593	$479,519	$339,471	$(132,296)	$(34,267)	$(28,542)	$624,478

Balance at March 31, 2023	47,063,087	$597	$483,831	$360,454	$(175,514)	$(42,410)	$(27,164)	$599,794

Comprehensive income (loss)	—	—	—	7,479	—	(3,880)	—	3,599
Dividends declared of $0.075 per share	—	—	—	(3,224)	—	—	—	(3,224)
ESOP shares committed to be released (57,681 shares)	—	—	91	—	—	—	460	551
Restricted stock awards forfeited	(15,127)	—	—	—	—	—	—	—
Share-based compensation expense	—	—	622	—	—	—	—	622
Treasury stock purchased	(472,482)	—	—	—	(5,810)	—	—	(5,810)

Balance at June 30, 2023	46,575,478	$597	$484,544	$364,709	$(181,324)	$(46,290)	$(26,704)	$595,532

HarborOne Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

						Accumulated
	Common Stock		Additional		Treasury	Other	Unearned	Total
	Outstanding		Paid-in	Retained	Stock,	Comprehensive	Compensation	Stockholders'
(in thousands, except share data)	Shares	Amount	Capital	Earnings	at Cost	Income (Loss)	- ESOP	Equity

Balance at December 31, 2021	52,390,478	$585	$469,934	$325,699	$(85,859)	$(1,637)	$(29,461)	$679,261

Cumulative effect of change in accounting principle - ASC 326	—	—	—	(1,884)	—	—	—	(1,884)
Comprehensive income (loss)	—	—	—	22,254	—	(32,630)	—	(10,376)
Dividends declared of $0.14 per share	—	—	—	(6,598)	—	—	—	(6,598)
ESOP shares committed to be released (115,362 shares)	—	—	724	—	—	—	919	1,643
Restricted stock awards granted, net of forfeitures	100,816	—	—	—	—	—	—	—
Performance stock units vested	14,596	—	—	—	—	—	—	—
Share-based compensation expense	—	—	2,000	—	—	—	—	2,000
Stock options exercised	722,705	8	6,861	—	—	—	—	6,869
Treasury stock purchased	(3,239,588)	—	—	—	(46,437)	—	—	(46,437)

Balance at June 30, 2022	49,989,007	$593	$479,519	$339,471	$(132,296)	$(34,267)	$(28,542)	$624,478

Balance at December 31, 2022	48,961,452	596	483,031	356,438	(148,384)	(47,082)	(27,623)	616,976

Comprehensive income	—	—	—	14,776	—	792	—	15,568
Dividends declared of $0.15 per share	—	—	—	(6,505)	—	—	—	(6,505)
ESOP shares committed to be released (115,362 shares)	—	—	403	—	—	—	919	1,322
Restricted stock awards granted, net of forfeitures	141,932	—	—	—	—	—	—	—
Share-based compensation expense	—	1	1,110	—	—	—	—	1,111
Treasury stock purchased	(2,527,906)	—	—	—	(32,940)	—	—	(32,940)

Balance at June 30, 2023	46,575,478	$597	$484,544	$364,709	$(181,324)	$(46,290)	$(26,704)	$595,532

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in thousands)	2023	2022

Cash flows from operating activities:
Net income	$14,776	$22,254
Adjustments to reconcile net income to net cash used by operating activities:
Provision for credit losses	5,149	2,884
Net amortization of securities premiums/discounts	223	643
Proceeds from sale of loans	198,615	357,324
Loans originated for sale	(195,460)	(334,293)
Accretion of net deferred loan costs/fees and premiums	(130)	(381)
Depreciation and amortization of premises and equipment	1,925	1,948
Change in mortgage servicing rights fair value	1,256	(6,147)
Mortgage servicing rights capitalized	(1,294)	(2,715)
Accretion of fair value adjustment on loans and deposits, net	(106)	(713)
Amortization of other intangible assets	379	469
Amortization of subordinated debt issuance costs	63	63
Net gains on mortgage loan sales, including fair value adjustments	(5,560)	(9,068)
Bank-owned life insurance income	(1,011)	(977)
Income on retirement plan annuities	(247)	(219)
Write-down of asset held for sale	—	196
Net gain on sale and write-down of other real estate owned and repossessed assets	(13)	(30)
ESOP expense	1,322	1,643
Share-based compensation expense	1,111	2,000
Increase in operating lease ROU assets	840	304
Increase in operating lease liabilities	(833)	(1,266)
Change in other assets	(378)	2,491
Change in other liabilities	20,941	(15,350)
Net cash provided by operating activities	41,568	21,060

Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	10,634	28,845
Purchases	—	(16,102)
Activity in securities held to maturity:
Maturities, prepayment and calls	113	—
Purchases	—	(10,000)
Net redemption (purchase) of FHLB stock	(7,052)	306
Proceeds on asset held for sale	—	685
Loan pool purchase	—	(58,311)
Participation-in loan purchases	(16,276)	(68,383)
Net loan originations	(135,216)	(178,772)
Proceeds from sale of other real estate owned and repossessed assets	215	220
Additions to property and equipment	(2,619)	(596)
Net cash used by investing activities	(150,201)	(302,108)

(continued)

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in thousands)	2023	2022

Cash flows from financing activities:
Net increase in deposits	97,906	165,237
Net change in short-term borrowed funds	29,000	90,000
Proceeds from FHLB borrowings	175,000	—
Repayment of FHLB borrowings	(107)	(40,018)
Net change in mortgagors' escrow accounts	1,536	1,180
Proceeds from exercise of stock options	—	6,869
Treasury stock purchased	(32,940)	(46,437)
Dividends paid	(6,928)	(6,164)
Net cash provided by financing activities	263,467	170,667

Net change in cash and cash equivalents	154,834	(110,381)

Cash and cash equivalents at beginning of period	98,017	194,719

Cash and cash equivalents at end of period	$252,851	$84,338

Supplemental cash flow information:
Interest paid on deposits	$35,142	$3,355
Interest paid on borrowed funds	13,438	1,397
Income taxes paid, net	5,005	4,621
Transfer of loans to other real estate owned and repossessed assets	173	163
Dividends declared	6,505	6,598

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The unaudited interim Consolidated Financial Statements of HarborOne Bancorp, Inc. presented herein have been prepared pursuant to the rules of the SEC for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by GAAP. In the opinion of management, all adjustments and disclosures considered necessary for the fair presentation of the accompanying Consolidated Financial Statements have been included. Interim results are not necessarily reflective of the results of the entire year. The accompanying unaudited interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements for the years ended December 31, 2022 and 2021 and notes thereto included in the Company’s Annual Report on Form 10-K.

The unaudited interim Consolidated Financial Statements include the accounts of the Company; the Company’s subsidiaries, Legion Parkway Company LLC (a security corporation) and HarborOne Bank; and the Bank’s wholly-owned subsidiaries, which consist of HarborOne Mortgage, LLC, HarborOne Security Company, Inc. and a passive investment corporation The passive investment corporation maintains and manages certain assets of the Bank. The security company was established for the purpose of buying, holding and selling securities on its own behalf. All significant intercompany balances and transactions have been eliminated in consolidation.

Certain prior year amounts have been reclassified to conform to the current year financial statement presentation. These changes and reclassifications did not impact previously reported net income or comprehensive income.

Nature of Operations

The Company provides a variety of financial services to individuals and businesses through its 30 full-service branches in Massachusetts and Rhode Island, and a commercial lending office in each of Boston, Massachusetts and Providence, Rhode Island. HarborOne Mortgage maintains offices in Florida, Maine, Massachusetts, New Hampshire, New Jersey and Rhode Island and originates loans in five additional states.

The Company’s primary deposit products are checking, money market, savings, and term certificate of deposit accounts, while its primary lending products are commercial real estate, commercial, residential mortgages, home equity, and consumer loans. The Company also originates, sells and services residential mortgage loans through HarborOne Mortgage.

Risks and Uncertainties

During the first quarter of 2023, the banking industry experienced significant volatility with multiple high-profile bank failures and industry-wide concerns related to liquidity, deposit outflows, unrealized securities losses and eroding consumer confidence in the banking system. In response to these events, the Treasury, the Federal Reserve, and the FDIC jointly announced the BTFP on March 12, 2023. This program aims to enhance liquidity by allowing institutions to pledge certain securities at the par value of the securities, and at a borrowing rate of ten basis points over the one-year overnight index swap rate. The BTFP is available to eligible U.S. federally insured depository institutions, with advances having a term of up to one year and no prepayment penalties.

Macroeconomic trends are mixed as uncertainty remains about the economy and banking industry. Market conditions and external factors may unpredictably impact the competitive landscape for deposits in the banking industry. Additionally, the rising interest rate environment has increased competition for liquidity and the premium at which liquidity is available to meet funding needs. An unexpected increase of withdrawals of deposits could adversely impact the Company’s ability to fund its operations, potentially requiring greater reliance on secondary sources of liquidity to meet withdrawal demands or to fund continuing operations. These sources may include proceeds from FHLB advances, proceeds from the BTFP program, sales of investment securities and loans, federal funds lines of credit from correspondent banks, and brokered deposits.

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

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures” which eliminated the accounting guidance for TDRs while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. ASU 2022-02 also requires that public business entities disclose current-period gross charge-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, “Financial Instruments—Credit Losses—Measured at Amortized Cost.” The Company adopted ASU 2022-02 effective January 1, 2023 on a modified retrospective basis. The adoption of ASU 2022-02 did not have a material impact on the Company’s Consolidated Financial Statements.

2.	DEBT SECURITIES

The following is a summary of securities available for sale and held to maturity:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value

	(in thousands)

June 30, 2023:
Securities available for sale
U.S. government and government-sponsored enterprise obligations	$47,143	$—	$7,958	$—	$39,185
U.S. government agency and government-sponsored residential mortgage-backed securities	305,959	—	58,092	—	247,867
U.S. government-sponsored collateralized mortgage obligations	2,238	—	112	—	2,126
SBA asset-backed securities	2,204	—	172	—	2,032
Corporate bonds	1,000	—	198	—	802
Total securities available for sale	$358,544	$—	$66,532	$—	$292,012

Securities held to maturity
U.S. government and government-sponsored enterprise obligations	$15,000	$—	$680	$—	$14,320
SBA asset-backed securities	4,839	—	154	—	4,685
Total securities held to maturity	$19,839	$—	$834	$—	$19,005

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value

	(in thousands)

December 31, 2022:
Securities available for sale
U.S. government and government-sponsored enterprise obligations	$47,143	$—	$8,649	$—	$38,494
U.S. government agency and government-sponsored residential mortgage-backed securities	315,964	—	59,149	—	256,815
U.S. government-sponsored collateralized mortgage obligations	2,612	—	113	—	2,499
SBA asset-backed securities	2,685	—	190	—	2,495
Corporate bonds	1,000	—	154	—	846
Total securities available for sale	$369,404	$—	$68,255	$—	$301,149

Securities held to maturity
U.S. government and government-sponsored enterprise obligations	$15,000	$—	$597	$—	$14,403
SBA asset-backed securities	4,949	—	78	—	4,871
Total securities held to maturity	$19,949	$—	$675	$—	$19,274

Accrued interest receivable is excluded from the amortized cost basis of debt securities. Accrued interest receivable totaled $944,000 and $957,000 as of June 30, 2023 and December 31, 2022, respectively. At June 30, 2023, available-for-sale debt securities with a fair value of $289.2 million and held-to-maturity securities with an amortized cost of $15.0 million were pledged as collateral to provide BTFP borrowing capacity.

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2023 is as follows:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(in thousands)

After 1 year through 5 years	$5,000	$4,736	$15,000	$14,320
After 5 years through 10 years	43,143	35,251	—	—
Over 10 years	—	—	—	—
	48,143	39,987	15,000	14,320

U.S. government agency and government-sponsored residential mortgage-backed securities	305,959	247,867	—	—
U.S. government-sponsored collateralized mortgage obligations	2,238	2,126	—	—
SBA asset-backed securities	2,204	2,032	4,839	4,685

Total	$358,544	$292,012	$19,839	$19,005

U.S. government-sponsored residential mortgage-backed securities, collateralized mortgage obligations, and securities whose underlying assets are loans from the SBA have stated maturities of two to 28 years; however, it is expected that such securities will have shorter actual lives due to prepayments. U.S. government and government-sponsored enterprise obligations and corporate bonds are callable at the discretion of the issuer. U.S. government and government-sponsored enterprise obligations and corporate bonds with a total fair value of $54.3 million have a final maturity of four to nine years and a call feature of one month to four years. At June 30, 2023, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholder equity.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

There were no sales or calls of securities in the three and six months ended June 30, 2023 and 2022, respectively.

Information pertaining to securities with gross unrealized losses at June 30, 2023 and December 31, 2022 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months		Twelve Months and Over
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

	(in thousands)

June 30, 2023:
Securities available for sale

U.S. government and government-sponsored enterprise obligations	$—	$—	$7,958	$39,185
U.S. government agency and government-sponsored residential mortgage-backed securities	67	1,547	58,025	246,286
U.S. government-sponsored collateralized mortgage obligations	—	—	112	2,126
SBA asset-backed securities	—	—	172	2,032
Corporate bonds	—	—	198	802
	$67	$1,547	$66,465	$290,431

Securities held to maturity

U.S. government and government-sponsored enterprise obligations	$175	$4,825	505	9,495
SBA asset-backed securities	154	4,685	—	—
	$329	$9,510	$505	$9,495

December 31, 2022:
Securities available for sale

U.S. government and government-sponsored enterprise obligations	$249	$4,751	$8,400	$33,743
U.S. government agency and government-sponsored residential mortgage-backed securities	3,620	35,214	55,529	221,566
U.S. government-sponsored collateralized mortgage obligations	113	2,499	—	—
SBA asset-backed securities	190	2,495	—	—
Corporate bonds	154	846	—	—
	$4,326	$45,805	$63,929	$255,309

Securities held to maturity

U.S. government and government-sponsored enterprise obligations	$597	$14,403	$—	$—
SBA asset-backed securities	78	4,871	—	—
	$675	$19,274	$—	$—

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

As of June 30, 2023, the Company’s security portfolio consisted of 132 debt securities, 131 of which were in an unrealized loss position. The unrealized losses are primarily related to the Company’s debt securities that were issued by U.S. government-sponsored entities and agencies. The Company does not believe that the debt securities that were in an unrealized loss position as of June 30, 2023 represent a credit loss impairment. As of June 30, 2023, and

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

December 31, 2022, the gross unrealized loss positions were primarily related to mortgage-backed securities and other obligations issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Total gross unrealized losses were primarily attributable to changes in interest rates relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.

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

Management expects to recover the entire amortized cost basis of the available-for-sale debt securities with an unrealized loss. Furthermore, the Company does not intend to sell these securities, and it is likely that the Company will not be required to sell these securities, before recovery of their cost basis, which may be at maturity. Therefore, no ACL was recorded at June 30, 2023.

As of June 30, 2023, the held-to-maturity securities were U.S. government sponsored agency obligations. These securities are guaranteed by the government sponsored agency with a long history of no credit losses and Management has determined these securities to have a zero loss expectation and therefore does not estimate an allowance for credit losses on these securities.

3.	LOANS HELD FOR SALE

The following table provides the fair value and contractual principal balance outstanding of loans held for sale accounted for under the fair value option:

	June 30,	December 31,
	2023	2022

	(in thousands)

Loans held for sale, fair value	$20,949	$18,544
Loans held for sale, contractual principal outstanding	20,578	18,208
Fair value less unpaid principal balance	$371	$336

The Company has elected the fair value option for mortgage loans held for sale to better match changes in fair value of the loans with changes in the fair value of the forward sale commitment contracts used to economically hedge them. Changes in fair value of mortgage loans held for sale accounted for under the fair value option election amounted to an increase of $28,000 and $35,000 in the three and six months ended June 30, 2023, respectively, to $371,000, compared to an increase of $522,000 in the three months ended June 30, 2022 and a decrease of $791,000 in the six months ended June 30, 2022. These amounts are offset in earnings by the changes in fair value of forward sale commitments. The changes in fair value are reported as a component of gain on sale of mortgage loans in the Unaudited Consolidated Statements of Income.

At June 30, 2023 and December 31, 2022, there were no loans held for sale that were greater than 90 days past due.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

4.	LOANS AND ALLOWANCE FOR CREDIT LOSSES

A summary of the balances of loans follows:

	June 30,	December 31,
	2023	2022

	(in thousands)

Residential real estate:
One- to four-family	$1,504,142	$1,432,263
Second mortgages and equity lines of credit	171,073	166,219
Residential real estate construction	26,995	35,837
Total residential real estate loans	1,702,210	1,634,319

Commercial:
Commercial real estate	2,286,688	2,250,344
Commercial construction	228,902	199,311
Commercial and industrial	453,422	424,275
Total commercial loans	2,969,012	2,873,930

Consumer loans:
Auto	19,107	33,625
Personal	8,318	7,796
Total consumer loans	27,425	41,421

Total loans before basis adjustment	4,698,647	4,549,670
Basis adjustment associated with fair value hedge (1)	(444)	—
Total loans	4,698,203	4,549,670
Allowance for credit losses on loans	(47,821)	(45,236)
Loans, net	$4,650,382	$4,504,434

(1) Represents the basis adjustment associated with the application of hedge accounting on certain loans. Refer to Note 10 - Derivatives.

The net unamortized deferred loan origination costs included in total loans and leases were $8.0 million and $7.4 million as of June 30, 2023 and December 31, 2022, respectively.

As of June 30, 2023 and December 31, 2022, the commercial and industrial loans includes $389,000 and $2.1 million, respectively, of SBA PPP loans and $52,000 and $65,000, respectively, of deferred fees on the PPP loans. PPP loans are fully guaranteed by the U.S. government.

The Company has transferred a portion of its originated commercial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying unaudited interim Consolidated Balance Sheets. The Company and participating lenders share ratably in cash flows and any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders, and disburses required escrow funds to relevant parties. At June 30, 2023 and December 31, 2022, the Company was servicing commercial loans for participants in the aggregate amount of $386.5 million and $366.4 million, respectively.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents the activity in the ACL on loans for the three and six months ended June 30, 2023 and 2022:

		Second Mortgages	Residential
	One- to Four-	and Equity	Real Estate	Commercial	Commercial	Commercial
	Family	Lines of Credit	Construction	Real Estate	Construction	and Industrial	Consumer	Total

	(in thousands)

Balance at March 31, 2023	$11,508	$967	$755	$20,942	$5,057	$7,484	$281	$46,994

Charge-offs	—	—	—	(2,918)	—	(28)	(42)	(2,988)
Recoveries	1	36	—	1	—	275	4	317
Provision	676	9	(125)	2,574	316	19	29	3,498
Balance at June 30, 2023	$12,185	$1,012	$630	$20,599	$5,373	$7,750	$272	$47,821

		Second Mortgages	Residential
	One- to Four-	and Equity	Real Estate	Commercial	Commercial	Commercial
	Family	Lines of Credit	Construction	Real Estate	Construction	and Industrial	Consumer	Total

	(in thousands)

Balance at December 31, 2022	$11,532	$924	$280	$20,357	$4,645	$7,236	$262	$45,236

Charge-offs	—	—	—	(2,918)	—	(35)	(49)	(3,002)
Recoveries	2	43	—	2	—	275	20	342
Provision	651	45	350	3,158	728	274	39	5,245
Balance at June 30, 2023	$12,185	$1,012	$630	$20,599	$5,373	$7,750	$272	$47,821

		Second Mortgages	Residential
	One- to Four-	and Equity	Real Estate	Commercial	Commercial	Commercial
	Family	Lines of Credit	Construction	Real Estate	Construction	and Industrial	Consumer	Total

	(in thousands)

Balance at March 31, 2022	$8,884	$833	$314	$20,131	$4,210	$6,949	$444	$41,765

Charge-offs	—	—	—	—	—	—	(11)	(11)
Recoveries	—	81	—	6	—	406	23	516
Provision	1,198	(65)	13	294	160	(181)	(129)	1,290
Balance at June 30, 2022	$10,082	$849	$327	$20,431	$4,370	$7,174	$327	$43,560

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

		Second Mortgages	Residential
	One- to Four-	and Equity	Real Estate	Commercial	Commercial	Commercial
	Family	Lines of Credit	Construction	Real Estate	Construction	and Industrial	Consumer	Unallocated	Total

	(in thousands)

Balance at December 31, 2021	$3,631	$420	$69	$33,242	$2,010	$4,638	$367	$1,000	$45,377

Adoption of Topic 326	5,198	391	185	(10,194)	1,698	2,288	123	(1,000)	(1,311)
Charge-offs	—	—	—	(2,786)	—	(40)	(31)	—	(2,857)
Recoveries	—	93	—	6	—	473	60	—	632
Provision	1,253	(55)	73	163	662	(185)	(192)	—	1,719
Balance at June 30, 2022	$10,082	$849	$327	$20,431	$4,370	$7,174	$327	$—	$43,560

As of June 30, 2023, the carrying value of individually analyzed loans amounted to $20.2 million, with a related allowance of $80,000, and $20.0 million of individually analyzed loans were considered collateral-dependent. As of December 31, 2022, the carrying value of individually analyzed loans amounted to $23.8 million, with a related allowance of $203,000, and $15.9 million were considered collateral-dependent.

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

The following table presents the carrying value of collateral-dependent individually analyzed loans as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
		Related		Related
	Carrying Value	Allowance	Carrying Value	Allowance

	(in thousands)

Commercial:
Commercial real estate	$8,959	$54	$2,039	$—
Commercial and industrial	2,196	21	3,329	7
Commercial construction	—	—	—	—
Total Commercial	11,155	75	5,368	7
Residential real estate	8,842	2	10,494	1
Total	$19,997	$77	$15,862	$8

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following is a summary of past due and non-accrual loans at June 30, 2023 and December 31, 2022:

			90 Days
	30-59 Days	60-89 Days	or More	Total	Loans on
	Past Due	Past Due	Past Due	Past Due	Non-accrual

	(in thousands)

June 30, 2023
Residential real estate:
One- to four-family	$526	$709	$2,866	$4,101	$8,723
Second mortgages and equity lines of credit	181	132	47	360	332
Commercial real estate	6,999	—	79	7,078	8,960
Commercial construction	—	—	—	—	—
Commercial and industrial	10	104	1,298	1,412	2,183
Consumer:
Auto	235	61	6	302	8
Personal	61	24	4	89	4
Total	$8,012	$1,030	$4,300	$13,342	$20,210

December 31, 2022
Residential real estate:
One- to four-family	$3,711	$524	$6,526	$10,761	$8,927
Second mortgages and equity lines of credit	407	5	189	601	421
Commercial real estate	—	—	120	120	2,039
Commercial construction	—	—	—	—	—
Commercial and industrial	26	492	2,901	3,419	3,329
Consumer:
Auto	348	101	51	500	64
Personal	18	—	6	24	6
Total	$4,510	$1,122	$9,793	$15,425	$14,786

At June 30, 2023 and December 31, 2022, there were no loans past due 90 days or more and still accruing.

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

There were no material loan modifications based on borrower financial difficulty during the three and six months ended June 30, 2023 and 2022. There were no loans to borrowers experiencing financial difficulty that had a payment default during the three and six months ended June 30, 2023 and 2022 and were modified in the twelve months prior to that default. Default is determined at 90 or more days past due, upon charge-off, or upon foreclosure. Modified loans in default are individually evaluated for the allowance for credit losses or if the modified loan is deemed uncollectible, the loan, or a portion of the loan, is written off, and the allowance for credit losses is adjusted accordingly.

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

On an annual basis, or more often if needed, the Company formally reviews on a risk-adjusted basis, the ratings on all commercial real estate, construction and commercial loans. Semi-annually, the Company engages an independent third party to review a significant portion of loans within these segments. Management uses the results of these reviews as part of its annual review process.

Residential and Consumer

On a monthly basis, the Company reviews the residential construction, residential real estate and consumer installment portfolios for credit quality primarily through the use of delinquency reports.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table summarizes the Company’s loan portfolio by credit quality indicator and loan portfolio segment as of June 30, 2023:

								Revolving
							Revolving	Loans
							Loans	Converted
	Term Loans at Amortized Cost by Origination Year						Amortized	to Term
	2023	2022	2021	2020	2019	Prior	Cost	Loans	Total

	(in thousands)

As of June 30, 2023

Commercial real estate
Pass	$88,521	$825,188	$433,039	$240,382	$240,486	$423,597	$—	$—	$2,251,213
Special mention	—	4,961	—	—	9,159	12,395	—	—	26,515
Substandard	—	—	—	—	—	1,961	—	—	1,961
Doubtful	—	—	—	—	—	6,999	—	—	6,999
Total commercial real estate	88,521	830,149	433,039	240,382	249,645	444,952	—	—	2,286,688
YTD gross charge-offs	—	—	—	—	—	2,918	—	—	2,918

Commercial and industrial
Pass	41,897	50,645	96,814	76,539	24,227	80,482	79,902	—	450,506
Special mention	—	17	—	—	2	714	—	—	733
Substandard	—	249	83	3	4	427	50	—	816
Doubtful	—	—	—	—	—	1,317	50	—	1,367
Total commercial and industrial	41,897	50,911	96,897	76,542	24,233	82,940	80,002	—	453,422
YTD gross charge-offs	—	18	10	2	4	1	—	—	35

Commercial construction
Pass	9,760	108,579	96,653	—	6,826	1,785	978	—	224,581
Special mention	—	—	—	4,321	—	—	—	—	4,321
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction	9,760	108,579	96,653	4,321	6,826	1,785	978	—	228,902
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

Residential real estate
Accrual	97,353	439,448	494,062	208,132	40,800	251,396	160,421	1,543	1,693,155
Non-accrual	—	—	—	132	427	8,421	75	—	9,055
Total residential real estate	97,353	439,448	494,062	208,264	41,227	259,817	160,496	1,543	1,702,210
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer
Accrual	5,931	6,678	2,847	1,436	6,679	2,846	996	—	27,413
Non-accrual	—	—	4	—	—	8	—	—	12
Total Consumer	5,931	6,678	2,851	1,436	6,679	2,854	996	—	27,425
YTD gross charge-offs	—	4	—	12	13	20	—	—	49

Total loans before basis adjustment	$243,462	$1,435,765	$1,123,502	$530,945	$328,610	$792,348	$242,472	$1,543	$4,698,647
Total YTD gross charge-offs	$—	$22	$10	$14	$17	$2,939	$—	$—	$3,002

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

The Company sells residential mortgages to government-sponsored entities and other parties. The Company retains no beneficial interests in these loans, but it may retain the servicing rights of the loans sold. Mortgage loans serviced for others are not included in the accompanying unaudited interim Consolidated Balance Sheets. The risks inherent in MSRs relate primarily to changes in prepayments that generally result from shifts in mortgage interest rates. The unpaid principal balance of mortgage loans serviced for others was $3.60 billion and $3.62 billion as of June 30, 2023 and December 31, 2022.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The Company accounts for MSRs at fair value. The Company obtains and reviews valuations from an independent third party to determine the fair value of MSRs. Key assumptions used in the estimation of fair value include prepayment speeds, discount rates, and default rates. At June 30, 2023 and December 31, 2022, the following weighted average assumptions were used in the calculation of fair value of MSRs:

	June 30,	December 31,
	2023	2022
Prepayment speed	7.20%	7.10%
Discount rate	9.90	9.81
Default rate	1.41	1.63

The following summarizes changes to MSRs for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands)

Balance, beginning of period	$47,080	$45,043	$48,138	$38,268
Additions	660	1,225	1,294	2,715
Changes in fair value due to:
Reductions from loans paid off during the period	(479)	(771)	(850)	(1,604)
Changes in valuation inputs or assumptions	915	1,633	(406)	7,751
Balance, end of period	$48,176	$47,130	$48,176	$47,130

Contractually specified servicing fees, net of subservicing expense, included in other mortgage banking income amounted to $1.9 million and $3.9 million for the three and six months ended June 30, 2023 and $2.1 million and $4.0 million for the three and six months ended June 30, 2022.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

There were no changes in the carrying value of goodwill for the periods ended June 30, 2023 and December 31, 2022. The Bank and HarborOne Mortgage are identified as reporting units for purposes of goodwill impairment testing. At June 30, 2023 and December 31, 2022, the carrying value of the Bank’s goodwill was $59.0 million as of both dates, and the carrying value of HarborOne Mortgage’s goodwill was $10.8 million as of both dates.

Goodwill is tested for impairment annually on October 31 or on an interim basis if an event triggering impairment may have occurred. As of June 30, 2023, the Company assessed whether there were additional events or changes in circumstances since its annual goodwill impairment test that would indicate that it was more likely than not that the fair value of the reporting unit was less than the reporting unit’s carrying amounts that would require an interim impairment assessment after October 31, 2022. The Company determined there had been no such indicators, therefore, no interim goodwill impairment assessment as of June 30, 2023 was performed.

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

Other intangible assets were $1.9 million and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company determined that there was no triggering event that warranted an interim impairment test at June 30, 2023.

7.	DEPOSITS

A summary of deposit balances, by type, is as follows:

	June 30,	December 31,
	2023	2022

	(in thousands)

NOW and demand deposit accounts	$1,004,528	$1,060,268
Regular savings and club accounts	1,390,906	1,468,172
Money market deposit accounts	834,120	861,704
Total non-certificate accounts	3,229,554	3,390,144

Term certificate accounts greater than $250,000	224,737	110,360
Term certificate accounts less than or equal to $250,000	518,194	387,615
Brokered deposits	315,003	301,380
Total certificate accounts	1,057,934	799,355
Total deposits	$4,287,488	$4,189,499

Total municipal deposits included in the table amounted to $497.9 million at June 30, 2023 and $413.5 million at December 31, 2022. Municipal deposits are generally required to be fully insured. The Company provided supplemental insurance for municipal deposits through DIF, a reciprocal deposit program or letters of credit offered by the FHLB. DIF was exited February 24, 2023 and will generally provide coverage until February 24, 2024 on deposits that existed at the exit date. The Company has established a relationship to participate in a reciprocal deposit program with other financial institutions. The reciprocal deposit program provides access to FDIC-insured deposit products in aggregate amounts exceeding the current limits for depositors. At June 30, 2023 and December 31, 2022, total reciprocal deposits were $149.2 million and $28.6 million, respectively, consisting of non-certificate accounts.

A summary of certificate accounts by maturity at June 30, 2023 is as follows:

		Weighted
		Average
	Amount	Rate

	(dollars in thousands)

Within 1 year	$896,526	3.87%
Over 1 year to 2 years	129,403	3.29
Over 2 years to 3 years	28,334	2.87
Over 3 years to 4 years	2,996	0.70
Over 4 years to 5 years	696	1.74
Total certificate deposits	1,057,955	3.76%
Less unaccreted acquisition discount	(21)
Total certificate deposits, net	$1,057,934

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

8.BORROWINGS

Borrowed funds at June 30, 2023 and December 31, 2022 consisted of FHLB advances. Short-term advances were $414.0 million and $385.0 million with a weighted average rate of 5.31% and 4.32%, at June 30, 2023 and December 31, 2022, respectively. Long-term advances are summarized by maturity date below.

	June 30, 2023			December 31, 2022
	Amount by		Weighted	Amount by	Weighted
	Scheduled	Amount by	Average	Scheduled	Average
	Maturity*	Call Date (1)	Rate (2)	Maturity*	Rate (2)

	(dollars in thousands)

Year ending December 31:
2023	$90	$75,090	2.71%	$180	1.40%
2024	13,400	13,400	1.39	13,400	1.39
2025	85,987	60,987	4.19	987	—
2026	80,000	40,000	4.28	—	—
2027	—	—	—	—	—
2028 and thereafter	11,091	1,091	3.67	1,108	2.00
	$190,568	$190,568	4.00%	$15,675	1.35%

* Includes an amortizing advance requiring monthly principal and interest payments.

(1) Callable FHLB advances are shown in the respective periods assuming that the callable debt is redeemed at the call date, while all other advances are shown in the periods corresponding to their scheduled maturity date. There were four callable advances at June 30, 2023.

(2) Weighted average rates are based on scheduled maturity dates.

The FHLB advances are secured by a blanket security agreement which requires the Bank to maintain certain qualifying assets as collateral, principally residential mortgage loans and commercial real estate loans held in the Bank’s portfolio. The carrying value of the loans pledged as collateral for these borrowings totaled $1.83 billion at June 30, 2023 and $1.71 billion at December 31, 2022. As of June 30, 2023, the Company had $583.7 million of available borrowing capacity with the FHLB.

The Company also has additional borrowing capacity under a $25.0 million unsecured federal funds line with a correspondent bank and a secured line of credit with the FRBB, secured by 69% of the carrying value of commercial loans with principal balances amounting to $99.7 million and $100.2 million at June 30, 2023 and December 31, 2022, respectively. No amounts were outstanding under either line at June 30, 2023 or December 31, 2022.

On March 12, 2023, the Federal Reserve announced the creation of the BTFP. The BTFP offers loans of up to one year to banks, savings associations, credit unions, and other eligible depository institutions pledging U.S. Treasury securities, agency debt and mortgage-backed securities, and other qualifying assets as collateral. These assets are valued at par for purposes of the collateral pledge under the BTFP. The Company has $366.8 million in borrowing capacity under this program, and no amounts were outstanding at June 30, 2023.

On August 30, 2018, the Company issued $35.0 million in fixed-to-floating rate subordinated notes due 2028 in a private placement to institutional accredited investors. The Notes bear interest at annual fixed rate of 5.625% until September 1, 2023, at which time the interest rate resets quarterly to an interest rate per annum equal to the three–month CME Term SOFR plus applicable spread adjustment plus 278 basis points. Interest is payable semi-annually on March 1 and September 1 each year through September 1, 2023 and quarterly thereafter. The Notes can be redeemed partially or in whole, prior to the maturity date beginning September 1, 2023 and on any scheduled interest payment date thereafter, at par. The Notes are carried on the Consolidated Balance Sheets net of unamortized issuance costs of $652,000 and $715,000 at June 30, 2023 and December 31, 2022, respectively.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

9.	OTHER COMMITMENTS AND CONTINGENCIES

ACL on Unfunded Commitments

The ACL on unfunded commitments amounted to $4.8 million and $5.1 million at June 30, 2023 and 2022, respectively. The activity in the ACL on unfunded commitments for the three and six months ended June 30, 2023 and 2022 is presented below:

	Residential	Commercial	Commercial	Commercial
	Real Estate	Real Estate	Construction	and Industrial	Consumer	Total

	(in thousands)

Balance at March 31, 2023	$262	$548	$3,277	$940	$19	$5,046
Provision	10	(58)	(97)	(70)	—	(215)
Balance at June 30, 2023	$272	$490	$3,180	$870	$19	$4,831

Balance at March 31, 2022	$339	$538	$2,345	$604	$14	$3,840
Provision	(2)	(56)	1,293	20	1	1,256
Balance at June 30, 2022	$337	$482	$3,638	$624	$15	$5,096

	Residential	Commercial	Commercial	Commercial
	Real Estate	Real Estate	Construction	and Industrial	Consumer	Total

	(in thousands)

Balance at December 31, 2022	$336	$628	$3,079	$870	$14	$4,927
Provision	(64)	(138)	101	—	5	(96)
Balance at June 30, 2023	$272	$490	$3,180	$870	$19	$4,831

Balance at December 31, 2021	$—	$—	$—	$—	$—	$—
Adoption of Topic 326	318	380	2,561	658	14	3,931
Provision	19	102	1,077	(34)	1	1,165
Balance at June 30, 2022	$337	$482	$3,638	$624	$15	$5,096

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following off-balance sheet financial instruments were outstanding at June 30, 2023 and December 31, 2022. The contract amounts represent credit risk.

	June 30,	December 31,
	2023	2022

	(in thousands)

Commitments to grant residential real estate loans-HarborOne Mortgage	$67,347	$57,916
Commitments to grant other loans	84,676	43,700
Unadvanced funds on home equity lines of credit	256,957	251,759
Unadvanced funds on revolving lines of credit	314,496	351,382
Unadvanced funds on construction loans	287,523	262,945

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

Derivatives Designated as Hedging Instruments

Fair Value Hedge- The Company is exposed to changes in the fair value of fixed-rate assets due to changes in benchmark interest rates. In June 2023, to manage its exposure to changes in the fair value of a closed asset pool of fixed rate, residential mortgages, the Company entered into interest rate swaps with a total notional amount of $100.0 million, designated as fair value portfolio layer hedges. The Company receives variable-rate interest payments in exchange for making fixed-rate payments over the lives of the contracts without exchanging the notional amounts. The gain or loss on these derivatives, as well as the offsetting loss or gain on the hedged items attributable to the hedged risk are recognized in interest income in the Company’s Consolidated Statements of Income.

As of June 30, 2023, the Company had two interest rate swap agreements with a notional amount of $100.0 million that were designated as a fair value hedge of fixed rate residential mortgages. The hedges were determined to be effective during the three months ended June 30, 2023, and the Company expects the hedges to remain effective during the remaining terms of the swaps.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following amounts were recorded on the Consolidated Balance Sheets related to cumulative basis adjustment for fair value hedges as of the dates indicated:

			Cumulative Amount of Fair Value
			Hedging Adjustment Included in the
Line Item in the Consolidated Balance Sheets	Carrying Amount of the Hedged		Carrying Amount of the Hedged
in Which the Hedged Item is Included	Assets		Assets
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022

	(in thousands)

Loans held for investment (1)	$99,556	$—	$(444)	$—
Total	$99,556	$—	$(444)	$—

(1) These amounts were included in the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At June 30, 2023, the amortized cost basis of the closed portfolios used in these hedging relationships was $1.25 billion; the cumulative basis adjustments associated with these hedging relationships was $(444,000) and the amount of the designated hedged items were $100.0 million.

Cashflow Hedge- As part of its interest rate risk management strategy, the Company utilizes interest rate swap agreements to help manage its interest rate risk positions. The notional amount of the interest rate swaps does not represent the amount exchanged by the parties. The exchange of cash flows is determined by reference to the notional amounts and the other terms of the interest rate swap agreements. The changes in fair value of derivatives designated as cashflow hedges are recorded in other comprehensive income and subsequently reclassified to earnings when gains or losses are realized.

As of June 30, 2023, the Company had one interest rate swap agreement with a notional amount of $100.0 million that was designated as a cashflow hedge of brokered deposits. The interest rate swap agreement has an average maturity of 1.78 years, the current weighted average fixed rate paid is 0.671%, the weighted average 3-month LIBOR swap receive rate is 5.157%, and the fair value is $7.6 million. The Company expects approximately $4.7 million related to the cashflow hedge to be reclassified to interest expense, from other comprehensive income, in the next twelve months.

Derivatives Not Designated as Hedging Instruments

Derivative Loan Commitments- Mortgage loan commitments qualify as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. The Company enters into commitments to fund residential mortgage loans at specified times in the future, with the intention that these loans will subsequently be sold in the secondary market. A mortgage loan commitment binds the Company to lend funds to a potential borrower at a specified interest rate and within a specified period of time, generally up to 60 days after inception of the rate lock.

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

Forward Loan Sale Commitments-The Company utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

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

Interest Rate Swaps-The Company enters into interest rate swap agreements that are transacted to meet the financing needs of its commercial customers. Offsetting interest rate swap agreements are simultaneously transacted with a third-party financial institution to effectively eliminate the Company’s interest rate risk associated with the customer swaps. The primary risks associated with these transactions arise from exposure to the ability of the counterparties to meet the terms of the contract. The interest rate swap notional amount is the aggregate notional amount of the customer swap and the offsetting third-party swap. The Company also assesses the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determines whether the credit valuation adjustments are significant to the overall valuation of its derivatives.

Risk Participation Agreements-The Company has entered into risk participation agreements with correspondent institutions and shares in any interest rate swap losses incurred as a result of the commercial loan customers’ termination of a loan-level interest rate swap agreement prior to maturity. The Company records these risk participation agreements at fair value. The Company’s maximum credit exposure is based on its proportionate share of the settlement amount of the referenced interest rate swap. Settlement amounts are generally calculated based on the fair value of the swap plus outstanding accrued interest receivables from the customer.

The following table presents the outstanding notional balances and fair values of outstanding derivative instruments:

		Assets	Liabilities
	Notional	Fair	Fair
	Amount	Value	Value

	(in thousands)

June 30, 2023:
Derivatives designated as hedging instruments
Fair value hedge - interest rate swaps	$100,000	$437	$—
Cashflow hedge - interest rate swaps	100,000	7,569	—
Total derivatives designated as hedging instruments		$8,006	$—
Derivatives not designated as hedging instruments
Derivative loan commitments	$55,986	$521	$82
Forward loan sale commitments	51,000	262	3
Interest rate swaps	827,176	28,127	28,127
Risk participation agreements	182,304	—	—
Total derivatives not designated as hedging instruments		$28,910	$28,212
Total derivatives		$36,916	$28,212

December 31, 2022:
Derivatives designated as hedging instruments
Cashflow hedge - interest rate swaps	$100,000	$8,314	$—
Total derivatives designated as hedging instruments		$8,314	$—
Derivatives not designated as hedging instruments
Derivative loan commitments	$27,935	$238	$65
Forward loan sale commitments	29,000	249	39
Interest rate swaps	772,588	28,525	28,525
Risk participation agreements	164,528	—	—
Total derivatives not designated as hedging instruments		$29,012	$28,629
Total derivatives		$37,326	$28,629

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents the recorded net gains and losses pertaining to the Company’s derivative instruments:

	Location of gain (loss)
	recognized in	Three Months Ended June 30,		Six Months Ended June 30,
	Income	2023	2022	2023	2022

		(in thousands)

Derivatives designated as fair value hedge
Hedged items - loans	Interest income	$(444)	$—	$(444)	$—
Interest rate swap contracts	Interest income	437	—	437	—
Total		$(7)	$—	$(7)	$—
Derivatives not designated as hedging instruments
Derivative loan commitments	Mortgage banking income	$(293)	$369	$266	$(268)
Forward loan sale commitments	Mortgage banking income	527	(1,676)	49	(21)
Interest rate swaps	Other income	—	—	—	330
Total		$234	$(1,307)	$315	$41

The effect of cashflow hedge accounting on accumulated other comprehensive income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands)

Derivatives designated as hedging instruments
(Loss) gain in OCI on derivatives (effective portion), net of tax	$319	$624	$(535)	$3,428
Gain (loss) reclassified from OCI into interest expense (effective portion)	$1,134	$71	$2,152	$(40)

Master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral or cash funds, in the event of default on, or termination of, any one contract. Collateral is provided by cash or securities received or posted by the counterparty with net liability positions, respectively, in accordance with contract thresholds.

The following table presents the offsetting of derivatives and amounts subject to an enforceable master netting arrangement, not offset in the Consolidated Balance Sheets at June 30, 2023:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
			Net Amounts
	Gross Amounts	Gross Amounts	Assets (Liabilities)		Cash
	of Recognized	Offset in the	presented in the		Collateral
	Assets	Consolidated	Consolidated	Financial	(Received)	Net
	(Liabilities)	Balance Sheets	Balance Sheets	Instruments	Posted	Amount

	(in thousands)
Derivatives designated as hedging instruments
Interest rate swap on deposits	$7,569	$—	$7,569	$—	$(7,569)	$—
Interest rate swap on residential real estate loans	$437	$—	$437	$—	$—	$437
Derivatives not designated as hedging instruments
Customer interest rate swaps	$26,543	$—	$26,543	$—	$(22,431)	$4,112

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

11.	OPERATING LEASE ROU ASSETS AND LIABILITIES

Operating lease ROU assets, included in other assets, were $24.1 million and $26.9 million at June 30, 2023 and December 31, 2022, respectively.

Operating lease liabilities, included in other liabilities and accrued expenses, were $25.8 million and $28.6 million at June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023 and December 31, 2022, there were no leases that had not yet commenced. At June 30, 2023, lease expiration dates ranged from two months to 35.2 years and have a weighted average remaining lease term of 16.3 years. At December 31, 2022, lease expiration dates ranged from three months to 35.7 years and had a weighted average remaining lease term of 17.3 years.

Future minimum lease payments under non-cancellable leases and a reconciliation to the amount recorded as operating lease liabilities as of June 30, 2023 were as follows:

June 30,
2023
(in thousands)

2023	$1,529
2024	2,827
2025	2,552
2026	2,505
2027	2,445
Thereafter	19,421
Total lease payments	31,279
Imputed interest	(5,476)
Total present value of operating lease liabilities	$25,803

The weighted-average discount rate and remaining lease term for operating leases were as follows:

	June 30, 2023	December 31, 2022
Weighted-average discount rate	2.07%	2.02%
Weighted-average remaining lease term (years)	16.27	17.33

Rental expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease components, such as fair-market value adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

The following table presents the components of total lease expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in thousands)

Lease Expense:
Operating lease expense	$792	$822	$1,599	$1,636
Short-term lease expense	35	37	65	68
Variable lease expense	3	—	5	—
Sublease income	(4)	(5)	(9)	(5)
Total lease expense	$826	$854	$1,660	$1,699
Other Information
Cash paid for amounts included in the measurement of lease liabilities-
operating cash flows for operating leases	779	802	1,614	1,601
Operating Lease - Operating cash flows (Liability reduction)	655	672	1,335	1,340
ROU assets obtained in exchange for new operating lease liabilities	596	778	596	1,083

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

12.MINIMUM REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve and the FDIC. Failure to meet minimum capital requirements can result in mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s Consolidated Financial Statements.

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

At June 30, 2023, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The capital levels of both the Company and the Bank at June 30, 2023 also exceeded the minimum capital requirements, including the currently applicable capital conservation buffer of 2.5%.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The Company’s and the Bank’s actual regulatory capital ratios as of June 30, 2023 and December 31, 2022 are presented in the table below.

					Minimum Required to be
					Considered "Well Capitalized"
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)

HarborOne Bancorp, Inc.
June 30, 2023
Common equity Tier 1 capital to risk-weighted assets	$570,648	12.0%	$213,486	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	570,648	12.0	284,648	6.0	N/A	N/A
Total capital to risk-weighted assets	658,301	13.9	379,531	8.0	N/A	N/A
Tier 1 capital to average assets	570,648	10.2	223,471	4.0	N/A	N/A

December 31, 2022
Common equity Tier 1 capital to risk-weighted assets	$592,610	12.8%	$208,541	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	592,610	12.8	278,054	6.0	N/A	N/A
Total capital to risk-weighted assets	677,774	14.6	370,739	8.0	N/A	N/A
Tier 1 capital to average assets	592,610	11.5	205,897	4.0	N/A	N/A

HarborOne Bank
June 30, 2023
Common equity Tier 1 capital to risk-weighted assets	$536,539	11.3%	$213,396	4.5%	$308,239	6.5%
Tier 1 capital to risk-weighted assets	536,539	11.3	284,529	6.0	379,371	8.0
Total capital to risk-weighted assets	589,191	12.4	379,371	8.0	474,214	10.0
Tier 1 capital to average assets	536,539	9.6	223,432	4.0	279,291	5.0

December 31, 2022
Common equity Tier 1 capital to risk-weighted assets	$525,522	11.3%	$208,447	4.5%	$301,090	6.5%
Tier 1 capital to risk-weighted assets	525,522	11.3	277,929	6.0	370,572	8.0
Total capital to risk-weighted assets	575,686	12.4	370,572	8.0	463,215	10.0
Tier 1 capital to average assets	525,522	10.2	205,874	4.0	257,342	5.0

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

The following table presents changes in accumulated other comprehensive (loss) income by component for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023				2022

		Available	Cash		Available	Cash
	Postretirement	for Sale	Flow		for Sale	Flow
	Benefit	Securities	Hedge	Total	Securities	Hedge	Total

	(in thousands)

Balance at beginning of period	$150	$(47,686)	$5,126	$(42,410)	$(23,048)	$4,001	$(19,047)

Other comprehensive income (loss) before reclassifications	1	(5,366)	1,577	(3,788)	(20,323)	939	(19,384)
Amounts reclassified from accumulated other comprehensive (loss) income	(39)	—	(1,134)	(1,173)	—	(71)	(71)
Net current period other comprehensive (loss) income	(38)	(5,366)	443	(4,961)	(20,323)	868	(19,455)
Related tax effect	—	1,205	(124)	1,081	4,479	(244)	4,235
Balance at end of period	$112	$(51,847)	$5,445	$(46,290)	$(38,892)	$4,625	$(34,267)

	Six Months Ended June 30,
	2023				2022

		Available	Cash		Available	Cash
	Postretirement	for Sale	Flow		for Sale	Flow
	Benefit	Securities	Hedge	Total	Securities	Hedge	Total

	(in thousands)

Balance at beginning of period	$150	$(53,212)	$5,980	$(47,082)	$(2,834)	$1,197	$(1,637)

Other comprehensive (loss) income before reclassifications	1	1,723	1,407	3,131	(46,252)	4,728	(41,524)
Amounts reclassified from accumulated other comprehensive income (loss)	(39)	—	(2,152)	(2,191)	—	40	40
Net current period other comprehensive (loss) income	(38)	1,723	(745)	940	(46,252)	4,768	(41,484)
Related tax effect	—	(358)	210	(148)	10,194	(1,340)	8,854
Balance at end of period	$112	$(51,847)	$5,445	$(46,290)	$(38,892)	$4,625	$(34,267)

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

14.	FAIR VALUE OF ASSETS AND LIABILITIES

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

The following methods and assumptions were used by the Company in estimating fair value disclosures:

Debt Securities – Available-for-sale debt securities are recorded at fair value on a recurring basis. When available, the Company uses quoted market prices to determine the fair value of debt securities; such items are classified as Level 1. There were no Level 1 securities held at June 30, 2023 and December 31, 2022.

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

Debt securities not actively traded whose fair value is determined through the use of cash flows utilizing inputs that are unobservable are classified as Level 3. There were no Level 3 securities held at June 30, 2023 and December 31, 2022.

Loans held for sale - The fair value of mortgage loans held for sale is estimated based on current market prices for similar loans in the secondary market and therefore are classified as Level 2 assets. There were no mortgage loans held for sale 90 days or more past due as of June 30, 2023 and December 31, 2022.

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

Derivatives

Derivatives designated as hedging instrument - The Company works directly with a third-party vendor to provide periodic valuations for its interest rate risk management agreements to determine fair value of its interest rate swaps executed for interest rate risk management. The vendor utilizes standard valuation methodologies applicable to interest rate derivatives based on readily observable market data and are therefore considered Level 2 valuations.

Forward loan sale commitments and derivative loan commitments - Forward loan sale commitments and derivative loan commitments are based on fair values of the underlying mortgage loans and the probability of such commitments being exercised. The assumptions for pull-through rates are derived from internal data and adjusted using management judgment. Derivative loan commitments include the value of servicing rights and non-refundable costs of originating the loan based on the Company’s internal cost analysis that is not observable. The weighted average pull-through rate for derivative loan commitments was approximately 91% at June 30, 2023 and December 31, 2022, respectively.

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

Although the Company has determined that the majority of the inputs used to value its interest rate swaps and risk participation agreements fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with interest rate contracts and risk participation agreements utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of June 30, 2023 and December 31, 2022, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company classified its derivative valuations in their entirety as Level 2.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

				Total
	Level 1	Level 2	Level 3	Fair Value

	(in thousands)

June 30, 2023
Assets

Securities available for sale	$—	$292,012	$—	$292,012
Loans held for sale	—	20,949	—	20,949
Mortgage servicing rights	—	48,176	—	48,176
Derivatives	—	36,133	783	36,916
	$—	$397,270	$783	$398,053
Liabilities

Derivatives	$—	$28,127	$85	$28,212

December 31, 2022
Assets

Securities available for sale	$—	$301,149	$—	$301,149
Loans held for sale	—	18,544	—	18,544
Mortgage servicing rights	—	48,138	—	48,138
Derivatives	—	36,839	487	37,326
	$—	$404,670	$487	$405,157
Liabilities

Derivatives	$—	$28,525	$104	$28,629

The table below presents, for the three and six months ended June 30, 2023 and 2022, the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands)

Assets: Derivative and Forward Loan Sale Commitments:

Balance at beginning of period	$766	$2,864	$487	$1,583

Total gains (losses) included in net income (1)	17	(1,520)	296	(239)
Balance at end of period	$783	$1,344	$783	$1,344

Changes in unrealized gains relating to instruments at period end	$783	$1,344	$783	$1,344

Liabilities: Derivative and Forward Loan Sale Commitments:

Balance at beginning of period	$(302)	$(452)	$(104)	$(189)

Total gains (losses) included in net income (1)	217	213	19	(50)
Balance at end of period	$(85)	$(239)	$(85)	$(239)

Changes in unrealized losses relating to instruments at period end	$(85)	$(239)	$(85)	$(239)

(1) Included in mortgage banking income on the Consolidated Statements of Income.

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

	June 30,			December 31,
	2023			2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

	(in thousands)

Collateral-dependent impaired loans	$—	$—	$7,108	$—	$—	$349

Losses in the following table represent the amount of the fair value adjustments recorded during the period on the carrying value of the assets held at June 30, 2023 and December 31, 2022, respectively. Losses on fully charged off loans are not included in the table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands)

Collateral-dependent impaired loans	$2,977	$9	$2,982	$819

The table below presents quantitative information about significant unobservable inputs (Level 3) for assets measured at fair value on a nonrecurring basis at the dates indicated.

	Fair Value
	June 30,	December 31,	Valuation Technique
	2023	2022

	(in thousands)

Collateral-dependent impaired loans	$7,108	$349	Sales Comparison Approach (1)

(1) Fair value is generally determined through independent appraisals of the underlying collateral which includes unobservable inputs such as adjustments for differences between the comparable sales. The Company may also use another source of collateral assessment to determine a reasonable estimate of the fair value of the collateral. Appraisals may be adjusted by Management for qualitative factors and estimated liquidation expenses. Generally, appraisals for residential real estate and commercial real estate loan are discounted 20%. Commercial and industrial appraisals are generally discounted 25%-50%. Management may take larger discounts to reflect market liquidity for certain types of assets not addressed in the appraisals.

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

	June 30, 2023
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total

	(in thousands)

Financial assets:
Cash and cash equivalents	$252,851	$252,851	$—	$—	$252,851
Securities available for sale	292,012	—	292,012	—	292,012
Securities held to maturity	19,839	—	19,005	—	19,005
Federal Home Loan Bank stock	27,123	N/A	N/A	N/A	N/A
Loans held for sale	20,949	—	20,949	—	20,949
Loans, net	4,650,382	—	—	4,464,164	4,464,164
Retirement plan annuities	14,877	—	—	14,877	14,877
Accrued interest receivable	16,948	—	16,948	—	16,948
Derivatives	36,916	—	36,133	783	36,916

Financial liabilities:
Deposits	4,287,488	—	—	4,262,936	4,262,936
Borrowed funds	604,568	—	602,341	—	602,341
Subordinated debt	34,348	—	—	33,892	33,892
Mortgagors' escrow accounts	11,073	—	—	11,073	11,073
Accrued interest payable	4,845	—	4,845	—	4,845
Derivatives	28,212	—	28,127	85	28,212

	December 31, 2022
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total

	(in thousands)

Financial assets:
Cash and cash equivalents	$98,017	$98,017	$—	$—	$98,017
Securities available for sale	301,149	—	301,149	—	301,149
Securities held to maturity	19,949	—	19,274	—	19,274
Federal Home Loan Bank stock	20,071	N/A	N/A	N/A	N/A
Loans held for sale	18,544	—	18,544	—	18,544
Loans, net	4,504,434	—	—	4,383,613	4,383,613
Retirement plan annuities	14,630	—	—	14,630	14,630
Accrued interest receivable	15,139	—	15,139	—	15,139
Derivatives	37,326	—	36,839	487	37,326

Financial liabilities:
Deposits	4,189,499	—	—	4,166,796	4,166,796
Borrowed funds	400,675	—	399,655	—	399,655
Subordinated debt	34,285	—	—	28,221	28,221
Mortgagors' escrow accounts	9,537	—	—	9,537	9,537
Accrued interest payable	2,325	—	2,325	—	2,325
Derivatives	28,629	—	28,525	104	28,629

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

15.	EARNINGS PER SHARE

Basic EPS represents net income attributable to common shareholders divided by the weighted-average number of common shares outstanding during the period. Non-vested restricted shares that are participating securities are included in the computation of basic EPS. Diluted EPS is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding, plus the effect of potential dilutive common stock equivalents outstanding during the period. At June 30, 2023, potential common shares of 1,308,266 were considered to be anti-dilutive and excluded from EPS. There were no potential shares considered to be anti-dilutive at June 30, 2022.

The following table presents earnings per common share.

	Three Months Ended June 30,
	2023	2022

Net income available to common stockholders (in thousands)	$7,479	$9,987

Average number of common shares outstanding	46,620,893	50,487,259
Less: Average unallocated ESOP shares and non-vested restricted shares	(3,557,386)	(3,506,429)
Weighted average number of common shares outstanding used to calculate basic earnings per common share	43,063,507	46,980,830
Dilutive effect of share-based compensation	69,948	555,203
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	43,133,455	47,536,033

Earnings per common share:
Basic	$0.17	$0.21
Diluted	$0.17	$0.21

	Six Months Ended June 30,
	2023	2022

Net income available to common stockholders (in thousands)	$14,776	$22,254

Average number of common shares outstanding	47,522,623	50,941,367
Less: Average unallocated ESOP shares and non-vested restricted shares	(3,567,212)	(3,535,110)
Weighted average number of common shares outstanding used to calculate basic earnings per common share	43,955,411	47,406,257
Dilutive effect of share-based compensation	248,482	704,606
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	44,203,893	48,110,863

Earnings per common share:
Basic	$0.34	$0.47
Diluted	$0.33	$0.46

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

16.	REVENUE RECOGNITION

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Information about the reportable segments and reconciliation to the unaudited interim Consolidated Financial Statements at June 30, 2023 and 2022 and for the three and six months ended June 30, 2023 and 2022 is presented in the tables below.

	Three Months Ended June 30, 2023
	HarborOne	HarborOne
	Bank	Mortgage	Consolidated

	(in thousands)

Net interest and dividend income	$32,490	$120	$32,100
Provision for credit losses	3,283	—	3,283
Net interest and dividend income, after provision for credit losses	29,207	120	28,817
Mortgage banking income:
Gain on sale of mortgage loans	—	3,300	3,300
Intersegment gain (loss)	(358)	90	—
Changes in mortgage servicing rights fair value	29	407	436
Other	195	2,117	2,312
Total mortgage banking income (loss)	(134)	5,914	6,048
Other noninterest income	6,614	—	6,614
Total noninterest income	6,480	5,914	12,662
Noninterest expense	26,193	5,493	31,725
Income before income taxes	9,494	541	9,754
Provision for income taxes	2,193	232	2,275
Net income	$7,301	$309	$7,479

	Six Months Ended June 30, 2023
	HarborOne	HarborOne
	Bank	Mortgage	Consolidated

	(in thousands)

Net interest and dividend income	$67,052	$447	$66,498
Provision for credit losses	5,149	—	5,149
Net interest and dividend income, after provision for credit losses	61,903	447	61,349
Mortgage banking income:
Gain on sale of mortgage loans	—	5,524	5,524
Intersegment gain (loss)	(706)	544	—
Changes in mortgage servicing rights fair value	(107)	(1,149)	(1,256)
Other	396	4,132	4,528
Total mortgage banking income (loss)	(417)	9,051	8,796
Other noninterest income	12,556	—	12,556
Total noninterest income	12,139	9,051	21,352
Noninterest expense	52,383	10,815	63,234
Income (loss) before income taxes	21,659	(1,317)	19,467
Provision (benefit) for income taxes	5,308	(333)	4,691
Net income (loss)	$16,351	$(984)	$14,776

Total assets at period end	$5,668,582	$115,782	$5,659,254
Goodwill at period end	$59,042	$10,760	$69,802

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

	Three Months Ended June 30, 2022

	HarborOne	HarborOne
	Bank	Mortgage	Consolidated

	(in thousands)

Net interest and dividend income	$37,246	$411	$37,195
Provision for credit losses	2,546	—	2,546
Net interest and dividend income, after provision for credit losses	34,700	411	34,649
Mortgage banking income:
Gain on sale of mortgage loans	—	4,538	4,538
Intersegment gain (loss)	(1,095)	1,097	—
Changes in mortgage servicing rights fair value	127	735	862
Other	219	2,393	2,612
Total mortgage banking income (loss)	(749)	8,763	8,012
Other noninterest income	6,084	7	6,091
Total noninterest income	5,335	8,770	14,103
Noninterest expense	27,131	7,242	34,954
Income before income taxes	12,904	1,939	13,798
Provision for income taxes	3,550	549	3,811
Net income	$9,354	$1,390	$9,987

	Six Months Ended June 30, 2022

	HarborOne	HarborOne
	Bank	Mortgage	Consolidated

	(in thousands)

Net interest and dividend income	$70,670	$761	$70,465
Provision for credit losses	2,884	—	2,884
Net interest and dividend income, after provision for credit losses	67,786	761	67,581
Mortgage banking income:
Gain on sale of mortgage loans	—	9,860	9,860
Intersegment gain (loss)	(1,703)	1,934	—
Changes in mortgage servicing rights fair value	717	5,430	6,147
Other	452	4,718	5,170
Total mortgage banking income (loss)	(534)	21,942	21,177
Other noninterest income	11,971	16	11,987
Total noninterest income	11,437	21,958	33,164
Noninterest expense	53,956	15,003	69,789
Income before income taxes	25,267	7,716	30,956
Provision for income taxes	7,107	2,090	8,702
Net income	$18,160	$5,626	$22,254

Total assets at period end	$4,718,584	$149,186	$4,704,044
Goodwill at period end	$59,042	$10,760	$69,802

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section is intended to assist in the understanding of the financial performance of the Company and its subsidiaries through a discussion of our financial condition at June 30, 2023, and our results of operations for the three and six months ended June 30, 2023 and 2022. This section should be read in conjunction with the unaudited interim Consolidated Financial Statements and Notes thereto of the Company appearing in Part I, Item 1 of this Form 10-Q.

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

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

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

Recent Developments

In light of recent events in the banking sector, including recent bank failures, increasing interest rates and recessionary concerns, the Company continues to proactively assess the operations of the Bank and HarborOne Mortgage to mitigate the risks impacting the banking industry and ensure that the Company continues to serve its clients and communities in a cost-effective way.

The Company enacted cost-savings measures and operational efficiencies during the first and second quarter of 2023 that will result in approximately $4.1 million in annual savings.

The Company has cash and available-for-sale securities representing 9.6% of assets at June 30, 2023 and 7.5% of assets at December 31, 2022. The Company maintains the ability to access contingent liquidity at the FHLB and the FRBB totaling $1.0 billion and $861.1 million at June 30, 2023 and December 31, 2022, respectively. Management considers the Company’s current liquidity position to be adequate to meet both short-term and long-term liquidity needs. Refer to the section “Liquidity Management and Capital Resources” for additional information. Additionally, the Company and Bank are above the standards to be considered well-capitalized under regulatory requirements. Refer to “Note 12. Minimum Regulatory Capital Requirements,” included in this report.

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

Comparison of Financial Condition at June 30, 2023 and December 31, 2022

Total Assets.  Total assets increased $299.7 million, or 5.6%, to $5.66 billion at June 30, 2023 from $5.36 billion at December 31, 2022. The increase primarily reflects an increase of $151.0 million in short-term investments and a $148.5 million increase in loans. The increase in short-term investments reflects management’s proactive liquidity-enhancing measures in response to financial industry concerns.

Cash and Cash Equivalents.  Cash and cash equivalents increased $154.8 million to $252.9 million at June 30, 2023 from $98.0 million at December 31, 2022, primarily due to an increase in short-term investments.

Loans Held for Sale.  Loans held for sale at June 30, 2023 were $20.9 million, an increase of $2.4 million from $18.5 million at December 31, 2022.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Loans, net.  Net loans increased $145.9 million, or 3.2%, to $4.65 billion at June 30, 2023 from $4.50 billion at December 31, 2022. The following table sets forth information concerning the composition of loans:

	June 30,	December 31,	Increase (Decrease)
	2023	2022	Dollars	Percent

	(dollars in thousands)

Residential real estate:
One- to four-family	$1,504,142	$1,432,263	$71,879	5.0%
Second mortgage and equity lines of credit	171,073	166,219	4,854	2.9
Residential construction	26,995	35,837	(8,842)	(24.7)
Total residential real estate loans	1,702,210	1,634,319	67,891	4.2
Commercial:
Commercial real estate	2,286,688	2,250,344	36,344	1.6
Commercial construction	228,902	199,311	29,591	14.8
Commercial and industrial	453,422	424,275	29,147	6.9
Total commercial loans	2,969,012	2,873,930	95,082	3.3

Consumer loans	27,425	41,421	(13,996)	(33.8)
Total loans before basis adjustment	4,698,647	4,549,670	148,977	3.3 `
Basis adjustment associated with fair value hedge (1)	(444)	—	(444)	(100.0)
Total loans	4,698,203	4,549,670	148,533	3.3
Allowance for credit losses on loans	(47,821)	(45,236)	(2,585)	(5.7)
Loans, net	$4,650,382	$4,504,434	$145,948	3.2%

(1) Represents the basis adjustment associated with the application of hedge accounting on certain residential real estate loans. Refer to Note 10 - Derivatives.

The increase in net loans is primarily due to commercial real estate and residential real estate loan growth. Management continues to seek prudent commercial lending opportunities to deepen relationships with existing customers and develop new relationships with strong borrowers. The ACL was $47.8 million at June 30, 2023 and $45.2 million at December 31, 2022. See additional disclosure in the Asset Quality section below.

Securities.  Investment securities available for sale at June 30, 2023 were $292.0 million, a decrease of $9.1 million, or 3.0%, from $301.1 million at December 31, 2022. Securities available for sale were negatively impacted by unrealized losses of $66.5 million and $68.3 million as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023 and December 31, 2022, the gross unrealized loss positions were primarily related to mortgage-backed securities and other obligations issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Total gross unrealized losses were primarily attributable to changes in interest rates relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.

Securities held to maturity amounted to $19.8 million at June 30, 2023 and $19.9 million at December 31, 2022, with a fair value of $19.0 million and $19.3 million, respectively.

Mortgage servicing rights.  MSRs are created as a result of our mortgage banking origination activities and accounted for at fair value. At June 30, 2023, we serviced mortgage loans for others with an aggregate outstanding principal balance of $3.60 billion. Total MSRs were $48.2 million at June 30, 2023 and $48.1 million at December 31, 2022. The change in total MSRs for the six months ended June 30, 2023 reflects additions of $1.3 million, amortization from loan repayment of $850,000 and a negative fair value mark of $406,000.

Quarterly, we utilize a third-party provider to assist in the determination of the fair value of our MSRs. They provide the appropriate prepayment speed, and discount and default rate assumptions based on our portfolio and key benchmark mortgage rates. Management reviews the assumptions and calculation. Any measurement of fair value is

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

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

Deposits.  Deposits increased $98.0 million, or 2.3%, to $4.29 billion at June 30, 2023 from $4.19 billion at December 31, 2022. The following table sets forth information concerning the composition of deposits:

	June 30,	December 31,	Increase (Decrease)
	2023	2022	Dollars	Percent

	(dollars in thousands)

Noninterest-bearing deposits	$717,572	$762,576	$(45,004)	(5.9)%
NOW accounts	286,953	297,625	(10,672)	(3.6)
Regular savings	1,390,906	1,468,172	(77,266)	(5.3)
Money market accounts	345,509	451,663	(106,154)	(23.5)
Term certificate accounts	733,644	494,599	239,045	48.3
Consumer and business deposits	3,474,584	3,474,635	(51)	(0.0)
Municipal deposits	497,901	413,484	84,417	20.4
Brokered deposits	315,003	301,380	13,623	4.5
Total deposits	$4,287,488	$4,189,499	$97,989	2.3%

Reciprocal deposits	$149,234	$28,560	$120,674	422.5%

The growth in deposits was driven by an increase of $84.4 million in municipal deposits and $13.6 million in brokered deposits. We participate in a reciprocal deposit program that provides access to FDIC-insured deposit products in aggregate amounts exceeding the current limits for depositors. Total deposits included $149.2 million in reciprocal deposits. The brokered deposits provide a channel for the Company to seek additional funding outside the Company’s core market.

The total of estimated deposits in excess of the FDIC insurance limits amounted to $1.5 billion and $1.3 billion as of June 30, 2023 and December 31, 2022, respectively. In 2022, insurance for deposits in excess of FDIC limits was provided through the Depositors Insurance Fund. On February 24, 2023, at 5 p.m. local time, the Bank exited DIF. All customer non-certificate deposits as of that date and time will remain covered by DIF insurance for one year until February 24, 2024. Certificates of deposit as of that date and time will remain covered by DIF insurance until their maturity date. Including DIF excess insurance coverage, insured deposits are approximately 88% of total deposits, including Bank subsidiary deposits.

Borrowed Funds.  FHLB borrowings increased $203.9 million to $604.6 million at June 30, 2023 from $400.7 million at December 31, 2022. At June 30, 2023, FHLB borrowings were primarily short-term borrowings as the Bank utilized available credit to enhance liquidity. As of June 30, 2023, the Bank had $1.0 billion in available borrowing capacity across multiple relationships.

Stockholders’ equity.  Total stockholders’ equity was $595.5 million at June 30, 2023, compared to $617.0 million at December 31, 2022 and $624.5 million at June 30, 2022. Stockholders’ equity decreased 3.5% when compared to the year end, as earnings were offset by share repurchases. The Company completed its fifth share repurchase on April 13, 2023 of 2,450,208 shares at an average price of $13.01, including $0.13 per share of excise tax. A sixth share repurchase program was approved and commenced in the third quarter of 2023.

The tangible-common equity-to-tangible-assets ratio was 9.38% at June 30, 2023, 10.31% at December 31, 2022  and 11.92% at June 30, 2022. At June 30, 2023, the capital levels of both the Company and the Bank exceeded all

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The capital levels of both the Company and the Bank at June 30, 2023, also exceeded the minimum capital requirements, including the currently applicable capital conservation buffer of 2.5%. Regulatory capital ratios are not impacted by the decline in other comprehensive income as a result of the unrealized losses on available-for-sale investment securities.

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2023 and 2022

HarborOne Bancorp, Inc. Consolidated

Overview.  Consolidated net income for the three and six months ended June 30, 2023 was $7.5 million and $14.8 million, respectively, compared to net income of $10.0 million and $22.3 million for the three and six months ended June 30, 2022.

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

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

	Three Months Ended June 30,
	2023			2022
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Cost (8)	Balance	Interest	Cost (8)

	(dollars in thousands)

Interest-earning assets:
Investment securities (1)	$381,762	$2,035	2.14%	$391,448	$1,873	1.92%
Other interest-earning assets	238,891	2,935	4.93	64,678	131	0.81
Loans held for sale	19,614	326	6.67	29,474	331	4.51
Loans
Commercial loans (2)(3)	2,938,292	38,842	5.30	2,384,630	25,295	4.25
Residential real estate loans (3)(4)	1,682,860	16,456	3.92	1,330,772	11,182	3.37
Consumer loans (3)	29,025	419	5.79	88,943	1,045	4.71
Total loans	4,650,177	55,717	4.81	3,804,345	37,522	3.96
Total interest-earning assets	5,290,444	61,013	4.63	4,289,945	39,857	3.73
Noninterest-earning assets	305,132			311,998
Total assets	$5,595,576			$4,601,943
Interest-bearing liabilities:
Savings accounts	$1,421,622	6,165	1.74	$1,266,912	626	0.20
NOW accounts	280,501	59	0.08	311,241	38	0.05
Money market accounts	802,373	6,256	3.13	885,305	635	0.30
Certificates of deposit	708,087	5,273	2.99	484,484	670	0.55
Brokered deposits	281,614	2,309	3.29	100,000	50	0.20
Total interest-bearing deposits	3,494,197	20,062	2.30	3,047,942	2,019	0.27
FHLB and FRB borrowings	666,345	8,114	4.88	34,763	119	1.36
Subordinated debentures	34,331	524	6.12	34,207	524	6.14
Total borrowings	700,676	8,638	4.94	68,970	643	3.74
Total interest-bearing liabilities	4,194,873	28,700	2.74	3,116,912	2,662	0.34
Noninterest-bearing liabilities:
Noninterest-bearing deposits	712,081			768,088
Other noninterest-bearing liabilities	88,363			75,186
Total liabilities	4,995,317			3,960,186
Total equity	600,259			641,757
Total liabilities and equity	$5,595,576			$4,601,943
Tax equivalent net interest income		32,313			37,195
Tax equivalent interest rate spread (5)			1.89%			3.39%
Less: tax equivalent adjustment		213			—
Net interest income as reported		$32,100			$37,195
Net interest-earning assets (6)	$1,095,571			$1,173,033
Net interest margin (7)			2.43%			3.48%
Tax equivalent effect			0.02			—
Net interest margin on a fully tax equivalent basis			2.45%			3.48%
Ratio of interest-earning assets to interest-bearing liabilities	126.12%			137.63%

Supplemental information:
Total deposits, including demand deposits	$4,206,278	$20,062		$3,816,030	$2,019
Cost of total deposits			1.91%			0.21%
Total funding liabilities, including demand deposits	$4,906,954	$28,700		$3,885,000	$2,662
Cost of total funding liabilities			2.35%			0.27%

(1) Includes securities available for sale and securities held to maturity.

(2) Includes industrial revenue bonds for the quarter ended June 30, 2023. Interest income from tax exempt loans is computed on a taxable equivalent basis using a rate of 21% for the quarters presented. The yield on commercial loans before tax equivalent adjustment at June 30, 2023 was 5.27%.

(3) Includes nonaccruing loan balances and interest received on such loans.
(4) Includes the basis adjustments of certain loans included in fair value hedging relationships.
(5) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(6) Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(7) Net interest margin represents net interest income divided by average total interest-earning assets.
(8) Annualized.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

	Six Months Ended June 30,
	2023			2022
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Cost (8)	Balance	Interest	Cost (8)

	(dollars in thousands)

Interest-earning assets:
Investment securities (1)	$384,517	$4,114	2.16%	$392,401	$3,574	1.84%
Other interest-earning assets	151,644	3,738	4.97	107,386	192	0.36
Loans held for sale	18,865	612	6.54	29,657	595	4.05
Loans
Commercial loans (2)(3)	2,919,980	75,679	5.23	2,338,245	47,390	4.09
Residential real estate loans (3)(4)	1,665,083	32,072	3.88	1,276,041	21,324	3.37
Consumer loans (3)	32,647	938	5.79	103,512	2,384	4.64
Total loans	4,617,710	108,689	4.75	3,717,798	71,098	3.86
Total interest-earning assets	5,172,736	117,153	4.57	4,247,242	75,459	3.58
Noninterest-earning assets	309,198			319,362
Total assets	$5,481,934			$4,566,604
Interest-bearing liabilities:
Savings accounts	$1,440,403	11,610	1.63	$1,216,578	992	0.16
NOW accounts	278,164	95	0.07	306,287	74	0.05
Money market accounts	813,472	11,494	2.85	872,122	938	0.22
Certificates of deposit	630,791	7,958	2.54	503,243	1,399	0.56
Brokered deposits	305,885	4,818	3.18	100,000	237	0.48
Total interest-bearing deposits	3,468,715	35,975	2.09	2,998,230	3,640	0.24
FHLB and FRB borrowings	557,823	13,219	4.78	45,176	307	1.37
Subordinated debentures	34,315	1,047	6.15	34,190	1,047	6.18
Total borrowings	592,138	14,266	4.86	79,366	1,354	3.44
Total interest-bearing liabilities	4,060,853	50,241	2.49	3,077,596	4,994	0.33
Noninterest-bearing liabilities:
Noninterest-bearing deposits	716,782			753,414
Other noninterest-bearing liabilities	95,054			80,943
Total liabilities	4,872,689			3,911,953
Total equity	609,245			654,651
Total liabilities and equity	$5,481,934			$4,566,604
Tax equivalent net interest income		66,912			70,465
Tax equivalent interest rate spread (5)			2.08%			3.25%
Less: tax equivalent adjustment		414			—
Net interest income as reported		$66,498			$70,465
Net interest-earning assets (6)	$1,111,883			$1,169,646
Net interest margin (7)			2.59%			3.35%
Tax equivalent effect			0.02			—
Net interest margin on a fully tax equivalent basis			2.61%			3.35%
Ratio of interest-earning assets to interest-bearing liabilities	127.38%			138.01%

Supplemental information:
Total deposits, including demand deposits	$4,185,497	$35,975		$3,751,644	$3,640
Cost of total deposits			1.73%			0.20%
Total funding liabilities, including demand deposits	$4,777,635	$50,241		$3,831,010	$4,994
Cost of total funding liabilities			2.12%			0.26%

(1) Includes securities available for sale and securities held to maturity.

(2) Includes industrial revenue bonds for the six months ended June 30, 2023. Interest income from tax exempt loans is computed on a taxable equivalent basis using a rate of 21%. The yield on commercial loans before tax equivalent adjustment at June 30, 2023 was 5.20%.

(3) Includes nonaccruing loan balances and interest received on such loans.
(4) Includes the basis adjustments of certain loans included in fair value hedging relationships.
(5) Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(6) Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(7) Net interest margin represents net interest income divided by average total interest-earning assets.
(8) Annualized.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2023 v. 2022			2023 v. 2022
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to Changes in		Increase	Due to Changes in		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(in thousands)

Interest-earning assets:
Investment securities	$(47)	$209	$162	$(74)	$614	$540
Other interest-earning assets	973	1,831	2,804	111	3,435	3,546
Loans held for sale	(132)	127	(5)	(268)	285	17
Loans
Commercial loans	6,574	6,973	13,547	13,340	14,949	28,289
Residential real estate loans	3,257	2,017	5,274	7,162	3,586	10,748
Consumer loans	(825)	199	(626)	(1,936)	490	(1,446)
Total loans	9,006	9,189	18,195	18,566	19,025	37,591
Total interest-earning assets	9,800	11,356	21,156	18,335	23,359	41,694
Interest-bearing liabilities:
Savings accounts	86	5,453	5,539	215	10,403	10,618
NOW accounts	(4)	25	21	(7)	28	21
Money market accounts	(66)	5,687	5,621	(69)	10,625	10,556
Certificates of deposit	438	4,165	4,603	438	6,121	6,559
Brokered deposit	238	2,021	2,259	1,224	3,357	4,581
Total interest-bearing deposits	692	17,351	18,043	1,801	30,534	32,335
FHLB and FRB advances	7,009	986	7,995	10,587	2,325	12,912
Subordinated debentures	2	(2)	—	4	(4)	—
Total borrowings	7,011	984	7,995	10,591	2,321	12,912
Total interest-bearing liabilities	7,703	18,335	26,038	12,392	32,855	45,247
Change in net interest income	$2,097	$(6,979)	$(4,882)	$5,943	$(9,496)	$(3,553)

Interest and Dividend Income.  Interest and dividend income on a tax equivalent basis increased $21.2 million, or 53.1%, to $61.0 million for the three months ended June 30, 2023, compared to $39.9 million for the three months ended June 30, 2022. The significant components of the increase were:

●	Interest and fees on loans on a tax equivalent basis increased $18.2 million, or 48.5%, reflecting loan growth, and an 85 basis point increase in the yield.

●	Interest income on other earning assets increased $2.8 million, or 2,140.5%, reflecting an increase in the average balance and interest rates of federal funds.

●	Interest income on securities increased $162,000, or 8.6%, primarily reflecting the increase in rate.

●	Interest on loans held for sale decreased $5,000, or 1.5%, reflecting the decrease in mortgage volume partially offset by the increase in rate.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Compared to the first six months of 2022, interest and dividend income on a tax equivalent basis increased $41.7 million, or 55.3%, reflecting similar trends to the quarter-over-quarter results, increased volume and rates on interest-bearing assets.

Interest Expense.  Interest expense increased $26.0 million, or 978.1%, to $28.7 million for the three months ended June 30, 2023 from $2.7 million for the three months ended June 30, 2022. The significant components of the increase were:

●	Interest expense on deposits increased $18.0 million, or 893.7%, reflecting deposit growth, and a 203 basis point increase.
●	Interest expense on FHLB and FRBB borrowings increased $8.0 million, or 6,718.5%, reflecting an increase in the average balance and a 352 basis point increase in the cost of FHLB borrowings.

Compared to the first six months of 2022, interest expense increased $45.2 million, or 906.0%, reflecting similar trends to the quarter-over-quarter results, increased volume and rates on interest-bearing liabilities.

Net Interest and Dividend Income.  Net interest and dividend income on a tax equivalent basis decreased $4.9 million, or 13.1%, to $32.3 million for the three months ended June 30, 2023 from $37.2 million for the three months ended June 30, 2022. Although the average balance of interest bearing assets and liabilities increased $1.0 billion and $1.1 billion, respectively, rate increases on interest-bearing liabilities outpaced the increase in the yield on interest-earning assets by 150 basis points. The net interest spread was 1.89% for the three months ended June 30, 2023 compared to 3.39% for the three months ended June 30, 2022 and net interest margin on a full tax equivalent basis decreased 103 basis points to 2.45% for the three months ended June 30, 2023 from 3.48% for three months ended June 30, 2023.

Compared to the first six months of 2022, net interest and dividend income on a tax equivalent basis decreased $3.6 million, or 5.0%, to $66.9 million from $70.5 million. The tax equivalent net interest spread decreased 117 basis points to 2.08% for the six months ended June 30, 2023 from 3.25% for the six months ended June 30, 2022, and net interest margin on a tax equivalent basis decreased by 74 basis points to 2.61% for the six months ended June 30, 2023 from 3.35% for the six months ended June 30, 2022.

Income Tax Provision.  The provision for income taxes and effective tax rate for the three months ended June 30, 2023 was $2.3 million and 23.3%, respectively, compared to $3.8 million and 27.6%, respectively, for the three months ended June 30, 2022.

The provision for income taxes and effective tax rate for the six months ended June 30, 2023 was $4.7 million and 24.1%, respectively, compared to $8.7 million and 28.1%, respectively, for the six months ended June 30, 2022.

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

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The tables below show the results of operations for the Company’s segments, HarborOne Bank and HarborOne Mortgage, for the three and six months ended June 30, 2023 and 2022, and the increase or decrease in those results:

	HarborOne Bank				HarborOne Mortgage
	Three Months Ended				Three Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2023	2022	Dollars	Percent	2023	2022	Dollars	Percent

	(dollars in thousands)

Net interest and dividend income	$32,490	$37,246	$(4,756)	(12.8)%	$120	$411	$(291)	(70.8)%
Provision for credit losses	3,283	2,546	737	28.9	—	—	—	—
Net interest and dividend income, after provision for credit losses	29,207	34,700	(5,493)	(15.8)	120	411	(291)	(70.8)
Mortgage banking income:
Gain on sale of mortgage loans	—	—	—	—	3,300	4,538	(1,238)	(27.3)
Intersegment gain (loss)	(358)	(1,095)	737	67.3	90	1,097	(1,007)	(91.8)
Changes in mortgage servicing rights fair value	29	127	(98)	(77.2)	407	735	(328)	(44.6)
Other	195	219	(24)	(11.0)	2,117	2,393	(276)	(11.5)
Total mortgage banking income (loss)	(134)	(749)	615	82.1	5,914	8,763	(2,849)	(32.5)
Other noninterest income	6,614	6,084	530	8.7	—	7	(7)	(100.0)
Total noninterest income	6,480	5,335	1,145	21.5	5,914	8,770	(2,856)	(32.6)
Noninterest expense	26,193	27,131	(938)	(3.5)	5,493	7,242	(1,749)	(24.2)
Income before income taxes	9,494	12,904	(3,410)	(26.4)	541	1,939	(1,398)	(72.1)
Provision for income taxes	2,193	3,550	(1,357)	(38.2)	232	549	(317)	(57.7)
Net income	$7,301	$9,354	$(2,053)	(21.9)%	$309	$1,390	$(1,081)	(77.8)%

	HarborOne Bank				HarborOne Mortgage
	Six Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2023	2022	Dollars	Percent	2023	2022	Dollars	Percent

	(dollars in thousands)

Net interest and dividend income	$67,052	$70,670	$(3,618)	(5.1)%	$447	$761	$(314)	(41.3)%
Provision for credit losses	5,149	2,884	2,265	78.5	—	—	—	—
Net interest and dividend income, after provision for credit losses	61,903	67,786	(5,883)	(8.7)	447	761	(314)	(41.3)
Mortgage banking income:
Gain on sale of mortgage loans	—	—	—	—	5,524	9,860	(4,336)	(44.0)
Intersegment gain (loss)	(706)	(1,703)	997	58.5	544	1,934	(1,390)	(71.9)
Changes in mortgage servicing rights fair value	(107)	717	(824)	(114.9)	(1,149)	5,430	(6,579)	(121.2)
Other	396	452	(56)	(12.4)	4,132	4,718	(586)	(12.4)
Total mortgage banking income (loss)	(417)	(534)	117	21.9	9,051	21,942	(12,891)	(58.8)
Other noninterest income	12,556	11,971	585	4.9	—	16	(16)	(100.0)
Total noninterest income	12,139	11,437	702	6.1	9,051	21,958	(12,907)	(58.8)
Noninterest expense	52,383	53,956	(1,573)	(2.9)	10,815	15,003	(4,188)	(27.9)
Income (loss) before income taxes	21,659	25,267	(3,608)	(14.3)	(1,317)	7,716	(9,033)	(117.1)
Provision (benefit) for income taxes	5,308	7,107	(1,799)	(25.3)	(333)	2,090	(2,423)	(115.9)
Net income (loss)	$16,351	$18,160	$(1,809)	(10.0)%	$(984)	$5,626	$(6,610)	(117.5)%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

HarborOne Bank Segment

Results of Operations for the Three and Six Months Ended June 30, 2023 and 2022

Net Income.  The Bank’s net income decreased $2.1 to $7.3 million for the three months ended June 30, 2023 compared to $9.4 million for the three months ended June 30, 2022. The decrease in net income reflects a decrease of $4.8 million, or 12.8%, in net interest and dividend income and an increase in provision for credit losses of $737,000, or 28.9%, partially offset by a $1.1 million, or 21.5% increase in noninterest income and a $938,000, or 3.5%, decrease in noninterest expense.

Compared to the first six months of 2022, the Bank’s net income for the six months ended June 30, 2023 decreased $1.8 million to $16.4 million from $18.2 million. The decrease in net income reflects a decrease of $3.6 million, or 5.1%, in net interest and dividend income and an increase in provision for credit losses of $2.3 million, or 78.5%, partially offset by a $702,000, or 6.1%, increase in noninterest income and a $1.6 million, or 2.9%, decrease in noninterest expense.

Provision for Credit Losses.  The Bank recorded provision for credit losses of $3.3 million and $5.1 million for the three and six months ended June 30, 2023. For the three months ended June 30, 2023, the provision for credit losses on loans was $3.5 million offset by a $215,000 negative provision on unfunded commitments. The $3.5 million provisioning primarily reflects replenishment as a result of a $2.9 million charge-off and loan growth. The Bank recorded provision for credit losses of $2.5 million and $2.8 million for the three and six months ended June 30, 2022. For the three months ended June 30, 2022, the provision for credit losses included a $1.2 million ACL on loans and a $1.3 million ACL on unfunded commitments.

Net charge-offs totaled $2.7 million, or 0.23% of average loans outstanding on an annualized basis, for the quarter ended June 30, 2023, compared to net recoveries of $505,000, or 0.05% of average loans outstanding on an annualized basis, for the quarter ended June 30, 2022. Net charge-offs totaled $2.7 million, or 0.12% of average loans outstanding on an annualized basis for the six months ended June 30, 2023, as compared to the net charge-offs of $2.2 million for the same period in 2022. During the quarter ended June 30, 2023, a $2.9 million charge-off was recorded on a metro office space commercial real estate credit with a June 30, 2023 carrying value of $7.0 million. The 2022 six-month period included a $2.8 million charge-off upon the resolution of one credit, previously included in the office at-risk sector, in the amount of $8.8 million. At June 30, 2023, nonperforming assets were $20.2 million, and nonperforming assets to total assets were 0.36% as compared to $24.4 million and 0.52%, respectively, at June 30, 2022.

Noninterest Income.  Total noninterest income was $6.5 million and $12.1 million for the three and six months ended June 30, 2023 compared to $5.3 million and $11.4 million for the respective prior year period. The following table sets forth the components of noninterest income:

	Three Months Ended June 30,		Increase (Decrease)
	2023	2022	Dollars	Percent

	(dollars in thousands)

Intersegment loss	$(358)	$(1,095)	$737	67.3%
Secondary market loan servicing fees, net of guarantee fees	195	219	(24)	(11.0)
Changes in mortgage servicing rights fair value	29	127	(98)	(77.2)
Total mortgage banking loss	(134)	(749)	615	82.1%
Interchange fees	2,690	2,719	(29)	(1.1)
Other deposit account fees	2,323	2,173	150	6.9
Income on retirement plan annuities	128	112	16	14.3
Bank-owned life insurance income	511	494	17	3.4
Swap fee income	277	42	235	559.5
Other	685	544	141	25.9
Total noninterest income	$6,480	$5,335	$1,145	21.5%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

	Six Months Ended June 30,		Increase (Decrease)
	2023	2022	Dollars	Percent

	(dollars in thousands)

Intersegment loss	$(706)	$(1,703)	$997	58.5%
Secondary market loan servicing fees, net of guarantee fees	396	452	(56)	(12.4)
Changes in mortgage servicing rights fair value	(107)	717	(824)	(114.9)
Total mortgage banking loss	(417)	(534)	117	21.9%
Interchange fees	5,192	5,180	12	0.2
Other deposit account fees	4,554	4,184	370	8.8
Income on retirement plan annuities	247	219	28	12.8
Bank-owned life insurance income	1,011	977	34	3.5
Swap fee income	455	42	413	983.3
Other	1,097	1,369	(272)	(19.9)
Total noninterest income	$12,139	$11,437	$702	6.1%

The primary reasons for the variances within the noninterest income categories shown in the preceding tables are noted below:

●	The Bank records an intersegment loss on loans purchased from HarborOne Mortgage that is offset in consolidation. The Bank purchased $102.1 million of residential mortgage loans from HarborOne Mortgage during the six months ended June 30, 2023 as compared to $217.1 million for the prior year period.
●	The change in the MSR fair value is generally consistent with the change in key benchmark residential mortgage rates. As interest rates rise and prepayment speeds decrease, MSR fair value tends to increase. Conversely, when interest rates fall and prepayment speeds increase, MSR fair value tends to decrease.
●	The increase in other deposit account fees reflects an increase in overdraft protection fees of $66,000 and $198,000 for the three and six months ended June 30, 2023.
●	Swap fee income is collected and recorded at the time the swap contract is entered into, and therefore income fluctuates as a function of the swap agreements entered into in a period.
●	The year-to-date decrease in other noninterest income primarily reflects a positive credit valuation adjustment of $239,000 on the termination of an interest rate swap that was included in other noninterest income for the six months ended June 30, 2022 and no such income in 2023.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Noninterest Expense.  Total noninterest expense was $26.2 million and $52.4 million for the three and six months ended June 30, 2023 compared to $27.1 million and $54.0 for the respective prior year period. The following table sets forth the components of noninterest expense:

	Three Months Ended June 30,		Increase (Decrease)
	2023	2022	Dollars	Percent

	(dollars in thousands)

Compensation and benefits	$15,067	$16,269	$(1,202)	(7.4)%
Occupancy and equipment	3,910	3,820	90	2.4
Data processing expenses	2,355	2,162	193	8.9
Loan expenses	96	136	(40)	(29.4)
Marketing	787	914	(127)	(13.9)
Deposit expenses	326	513	(187)	(36.5)
Postage and printing	398	385	13	3.4
Professional fees	699	1,032	(333)	(32.3)
Foreclosed and repossessed assets	5	52	(47)	(90.4)
Deposit insurance	1,176	354	822	232.2
Other expenses	1,374	1,494	(120)	(8.0)
Total noninterest expense	$26,193	$27,131	$(938)	(3.5)%

	Six Months Ended June 30,		Increase (Decrease)
	2023	2022	Dollars	Percent

	(dollars in thousands)

Compensation and benefits	$29,831	$31,487	$(1,656)	(5.3)%
Occupancy and equipment	8,205	8,502	(297)	(3.5)
Data processing expenses	4,660	4,333	327	7.5
Loan expenses	183	230	(47)	(20.4)
Marketing	1,850	2,048	(198)	(9.7)
Deposit expenses	860	1,059	(199)	(18.8)
Postage and printing	840	770	70	9.1
Professional fees	1,695	2,161	(466)	(21.6)
Foreclosed and repossessed assets	(12)	18	(30)	(166.7)
Deposit insurance	1,686	703	983	139.8
Other expenses	2,585	2,645	(60)	(2.3)
Total noninterest expense	$52,383	$53,956	$(1,573)	(2.9)%

The primary reasons for the significant variances within the noninterest expense categories shown in the preceding table are noted below:

●	The decrease in compensation expense primarily reflects decreased expense related to incentive and benefit accruals.

●	The year to date decrease in occupancy expense reflects a decrease in building maintenance and landscaping.

●	Data processing expenses increased due to an increase in core system processing fees.

●	The decrease in professional fees reflects a decrease in consulting services.

●	The increase in deposit insurance reflects a two-basis-point increase in the insurance rate.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

HarborOne Mortgage Segment

Results of Operations for the Three and Six Months Ended June 30, 2023 and 2022

Net Income.  HarborOne Mortgage recorded a net income of $309,000 and net loss of $984,000 the three and six months ended June 30, 2023, compared to net income of $1.4 million and $5.6 million for the prior year respective periods. The HarborOne Mortgage segment’s results are heavily impacted by prevailing rates, refinancing activity, and home sales.

Noninterest Income.  Total noninterest income was $5.9 million and $9.1 million for the three and six months ended June 30, 2023 as compared to $8.8 million and $22.0 million for the respective prior year periods. Noninterest income is primarily from mortgage banking income, for which the following table provides further detail:

	Three Months Ended June 30,		Increase (Decrease)
	2023	2022	Dollars	Percent

	(dollars in thousands)

Gain on sale of mortgage loans	$3,300	$4,538	$(1,238)	(27.3)%
Intersegment gain	90	1,097	(1,007)	(91.8)
Processing, underwriting and closing fees	426	571	(145)	(25.4)
Secondary market loan servicing fees net of guarantee fees	1,691	1,822	(131)	(7.2)
Changes in mortgage servicing rights fair value	407	735	(328)	(44.6)
Total mortgage banking income	$5,914	$8,763	$(2,849)	(32.5)%

Originated mortgage servicing rights included in gain on sale of mortgage loans	$660	$1,225	$(565)	(46.1)%
Change in 10-year Treasury Constant Maturity rate in basis points	33	66

	Six Months Ended June 30,		Increase (Decrease)
	2023	2022	Dollars	Percent

	(dollars in thousands)

Gain on sale of mortgage loans	$5,524	$9,860	$(4,336)	(44.0)%
Intersegment gain	544	1,934	(1,390)	(71.9)
Processing, underwriting and closing fees	702	1,257	(555)	(44.2)
Secondary market loan servicing fees net of guarantee fees	3,430	3,461	(31)	(0.9)
Changes in mortgage servicing rights fair value	(1,149)	5,430	(6,579)	(121.2)
Total mortgage banking income	$9,051	$21,942	$(12,891)	(58.8)%

Originated mortgage servicing rights included in gain on sale of mortgage loans	$1,293	$2,715	$(1,422)	(52.4)%
Change in 10-year Treasury Constant Maturity rate in basis points	(7)	146

The primary reasons for the significant variances in the noninterest income category shown in the preceding table are noted below:

●	The change in the MSR fair value is generally consistent with the change in key benchmark residential mortgage rates. As interest rates rise and prepayment speeds decrease, MSR fair value tends to increase. Conversely, when interest rates fall and prepayment speeds increase, MSR fair value tends to decrease. The change in the MSR fair value for the three months ended June 30, 2023, reflects the increase of benchmark residential rates at June 30, 2023 compared to

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

March 31, 2023, positively impacting the fair value of the MSRs, offset with amortization related to principal payments whereas the benchmark residential rates decreased compared to December 31, 2022 negatively impacting the fair value of MSRs for the six months ended June 30, 2023.
●	Gain on sale of mortgages and processing, underwriting and closing fees decreased as mortgage demand remains weak on higher interest rates compared to the respective prior year period.
●	The decrease in the secondary market loan servicing fee net of guarantee fees reflects the decrease in the average serviced mortgage loans for the three and six months ended June 30, 2023, as compared to the respective prior year periods.

The following tables provide additional loan production detail:

	Three Months Ended June 30,
	2023		2022
	Loan		Loan
	Amount	% of Total	Amount	% of Total

	(dollars in thousands)

Product Type
Conventional	$91,760	53.3%	$142,263	47.8%
Government	14,015	8.1	15,338	5.2
State Housing Agency	10,969	6.4	10,013	3.4
Jumbo	55,388	32.2	129,888	43.6
Seconds	21	0.0	45	—
Total	$172,153	100.0%	$297,547	100.0%

Purpose
Purchase	$159,448	92.6%	$237,274	79.8%
Refinance	9,203	5.4	50,077	16.8
Construction	3,502	2.0	10,196	3.4
Total	$172,153	100.0%	$297,547	100.0%

	Six Months Ended June 30,
	2023		2022
	Loan		Loan
	Amount	% of Total	Amount	% of Total

	(dollars in thousands)

Product Type
Conventional	$154,181	51.8%	$303,900	55.1%
Government	23,926	8.0	29,764	5.4
State Housing Agency	17,899	6.0	18,075	3.3
Jumbo	101,693	34.2	199,515	36.2
Seconds	51	0.0	100	—
Total	$297,750	100.0%	$551,354	100.0%

Purpose
Purchase	$275,496	92.5%	$374,355	67.9%
Refinance	18,312	6.1	154,355	28.0
Construction	3,942	1.3	22,644	4.1
Total	$297,750	100.0%	$551,354	100.0%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Noninterest Expense.  Total noninterest expense was $5.5 million and $10.8 million for the three and six months ended June 30, 2023 compared to $7.2 million and $15.0 million for the respective prior year periods. The following table sets forth the components of noninterest expense:

	Three Months Ended June 30,		Increase (Decrease)
	2023	2022	Dollars	Percent

	(dollars in thousands)

Compensation and benefits	$3,700	$5,435	$(1,735)	(31.9)%
Occupancy and equipment	688	694	(6)	(0.9)
Data processing expenses	48	97	(49)	(50.5)
Loan expenses	321	249	72	28.9
Marketing	138	72	66	91.7
Postage and printing	13	10	3	30.0
Professional fees	180	166	14	8.4
Other expenses	405	519	(114)	(22.0)
Total noninterest expense	$5,493	$7,242	$(1,749)	(24.2)%

	Six Months Ended June 30,		Increase (Decrease)
	2023	2022	Dollars	Percent

	(dollars in thousands)

Compensation and benefits	$7,275	$11,186	$(3,911)	(35.0)%
Occupancy and equipment	1,389	1,403	(14)	(1.0)
Data processing expenses	89	167	(78)	(46.7)
Loan expenses	547	633	(86)	(13.6)
Marketing	256	156	100	64.1
Postage and printing	23	36	(13)	(36.1)
Professional fees	437	376	61	16.2
Other expenses	799	1,046	(247)	(23.6)
Total noninterest expense	$10,815	$15,003	$(4,188)	(27.9)%

The primary reasons for the significant variances within the noninterest expense categories shown in the preceding table are noted below:

●	The decrease in compensation and benefits primarily reflects decreased commission expense consistent with the changes in mortgage origination volumes and decreased staffing levels;

●	Loan expense primarily is for expenses to originate loans and is generally consistent with mortgage origination volumes. The quarter-over-quarter increase reflects a decrease in the deferred loan expenses on loans sold to the Bank;
●	The increase in marketing reflects increased advertising; and
●	The decrease in other expenses reflects decreased employment agency fees.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Asset Quality

The following table provides information with respect to our nonperforming assets at the dates indicated. We did not have any accruing loans past due 90 days or more at the dates presented.

	June 30,	December 31,
	2023	2022

	(dollars in thousands)

Non-accrual loans:
Residential real estate:
One- to four-family	$8,723	$8,927
Second mortgages and equity lines of credit	332	421
Commercial real estate	8,960	2,039
Commercial construction	—	—
Commercial and industrial	2,183	3,329
Consumer	12	70
Total non-accrual loans	20,210	14,786
Other real estate owned and repossessed assets:
One- to four-family residential real estate owned	—	—
Other repossessed assets	24	54
Total nonperforming assets	$20,234	$14,840

Period end allowance for credit losses balance	47,821	45,236
Period end total loan balance	4,698,203	4,549,670
Allowance for credit losses to total loans	1.02%	0.99%
Allowance for credit losses to non-accrual loans	236.62%	305.94%
Total nonperforming loans to total loans (1)	0.43%	0.32%
Total nonperforming assets to total assets	0.36%	0.28%

(1) Total loans are presented before allowance for credit losses, but include deferred loan origination costs (fees), net, and the basis adjustment associated with the application of hedge accounting on certain residential real estate loans. Refer to Note 10 - Derivatives.

Credit quality performance has remained strong, with total nonperforming assets of $20.2 million at June 30, 2023, compared to $14.8 million at December 31, 2022 and $24.4 million at June 30, 2022. Nonperforming assets as a percentage of total assets were 0.36% at June 30, 2023, 0.28% at December 31, 2022, and 0.52% at June 30, 2022.

We continue to closely monitor our loan portfolio for signs of deterioration. Management is focused on commercial real estate in light of speculation that commercial real estate values may deteriorate as the market adjusts to higher vacancies and rates. We have also identified certain sectors within the commercial real estate segment that may be particularly susceptible to increased credit risk as a result of trends that were precipitated by the COVID-19 pandemic and may be exacerbated by current economic conditions. This includes business-oriented hotels, non-anchored retail space and metro office space. As of June 30, 2023, business-oriented hotels loans included 13 loans with a total outstanding balance of $114.8 million, non-anchored retail space loans included 28 loans with a total outstanding balance of $41.5 million, and metro office space loans included two loans with a total outstanding balance of $11.9 million. As of June 30, 2023, there was one metro office space loan with a carrying value of $7.0 million, that was rated doubtful and on nonaccrual and one business-oriented hotel credit with a carrying value of $1.8 million that was rated substandard and on nonaccrual. The other loans in these groups were performing in accordance with their terms.

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

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

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

In estimating the ACL on loans, management considers the sensitivity of the model and significant judgments and assumptions that could result in an amount that is materially different from management’s estimate. Management performed a sensitivity analysis to understand the impact of hypothetical changes in qualitative loss factors on the ACL. The sensitivity analysis evaluated the impact of changes to commercial loan segments due to the concentration of the Bank’s ACL allocation in the total commercial portfolio. At June 30, 2023, the potential impact of changes to management’s judgments on total commercial qualitative risk factors ranged between a $12.2 million reduction and $13.1 million increase in the ACL. This sensitivity analysis does not represent a change to management’s judgment, but rather provides a hypothetical result to assess the sensitivity of the ACL to a key input.

The ACL was $47.8 million, or 1.02% of total loans, at June 30, 2023, compared to $45.2 million, or 0.99% of total loans, at December 31, 2022. The ACL on individually analyzed loans amounted to $80,000, 0.38% of the carrying value of individually analyzed loans. The ACL on unfunded commitments, included in other liabilities on the unaudited Consolidated Balance Sheets, amounted to $4.8 million and $4.9 million at June 30, 2023 and December 31, 2022, respectively.

The following table sets forth the breakdown of the ACL by loan category at the dates indicated:

	June 30, 2023			December 31, 2022
		% of			% of
		Allowance			Allowance
		Amount to	% of Loans		Amount to	% of Loans
		Total	in Category		Total	in Category
	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans

	(dollars in thousands)

Residential real estate:
One- to four-family	$12,185	25.48%	32.02%	$11,532	25.49%	31.48%
Second mortgages and equity lines of credit	1,012	2.12	3.64	924	2.04	3.65
Residential construction	630	1.32	0.57	280	0.62	0.79
Commercial real estate	20,599	43.07	48.67	20,357	45.00	49.46
Commercial construction	5,373	11.24	4.87	4,645	10.27	4.38
Commercial and industrial	7,750	16.21	9.65	7,236	16.00	9.33
Consumer	272	0.57	0.58	262	0.58	0.91
Total allowance for credit losses on loans	$47,821	100.00%	100.00%	$45,236	100.00	100.00%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The following table sets forth net charge-offs (recoveries) and the ratio of annualized net charge-offs (recoveries) to average loans for the periods indicated:

	Three Months Ended June 30,
	2023			2022
		Net	Net Charge-		Net	Net Charge-
	Average	Charge-offs	off (Recovery)	Average	Charge-offs	off (Recovery)
	Balance	(Recoveries)	Rate	Balance	(Recoveries)	Rate

	(dollars in thousands)

Residential real estate:
One- to four-family	$1,485,914	$(1)	(0.00)%	$1,145,620	$—	—%
Second mortgages and equity lines of credit	168,100	(36)	(0.09)%	145,610	(81)	(0.22)%
Residential real estate construction	28,846	—	—%	39,542	—	—%
Total residential real estate loans	$1,682,860	$(37)	(0.01)%	$1,330,772	$(81)	(0.02)%

Commercial:
Commercial real estate	$2,384,603	$2,917	0.49%	$1,827,100	$(6)	(0.00)%
Commercial construction	223,324	—	—%	146,014	—	—%
Commercial and industrial	330,365	(247)	(0.30)%	411,516	(406)	(0.39)%
Total commercial loans	$2,938,292	$2,670	0.36%	$2,384,630	$(412)	(0.07)%

Total Consumer loans	$29,025	$38	0.52%	$88,943	$(12)	(0.05)%

Total loans	$4,650,177	$2,671	0.23%	$3,804,345	$(505)	(0.05)%

	Six Months Ended June 30,
	2023			2022
		Net	Net Charge-		Net	Net Charge-
	Average	Charge-offs	off (Recovery)	Average	Charge-offs	off (Recovery)
	Balance	(Recoveries)	Rate	Balance	(Recoveries)	Rate

	(dollars in thousands)

Residential real estate:
One- to four-family	$1,466,533	$(2)	(0.00)%	$1,096,550	$—	—%
Second mortgages and equity lines of credit	166,987	(43)	(0.05)%	141,576	(93)	(0.13)%
Residential real estate construction	31,563	—	—%	37,915	—	—%
Total residential real estate loans	$1,665,083	$(45)	(0.01)%	$1,276,041	$(93)	(0.01)%

Commercial:
Commercial real estate	$2,378,137	$2,916	0.25%	$1,781,269	$2,780	0.31%
Commercial construction	215,713	—	—%	145,887	—	—%
Commercial and industrial	326,130	(240)	(0.15)%	411,089	(433)	(0.21)%
Total commercial loans	$2,919,980	$2,676	0.18%	$2,338,245	$2,347	0.20%

Total Consumer loans	$32,647	$29	0.18%	$103,512	$(29)	(0.06)%

Total loans	$4,617,710	$2,660	0.12%	$3,717,798	$2,225	0.12%

Net charge-offs were $2.7 million for the three and six months ended June 30, 2023. Net recoveries were $505,000 for the three months ended June 30, 2022 and net charge-offs were $2.2 million or 0.12% of average loans outstanding on an annualized basis for the six months ended June 30, 2022. During the quarter ended June 30, 2023, a $2.9 million charge-off was recorded on a metro office space commercial real estate credit, and it was placed on nonaccrual. As of June 30, 2023, the carrying value of the credit is $7.0 million. The commercial real estate charge-off in 2022 was primarily due to the resolution of one credit in the amount of $8.8 million for which the Company also recorded a $2.8 million charge-off.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

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

The table below sets forth, as of June 30, 2023 and 2022, the net interest income simulation results that estimate the impact of interest rate changes on the Company’s estimated net interest income over two years:

	Change in Net Interest Income
	(% change from year one base)
Changes in Interest Rates	June 30, 2023		June 30, 2022
(basis points) (1)	Year One	Year Two	Year One	Year Two
+300	(11.4)%	(10.9)%	(0.7)%	3.7%
+200	(7.3)%	(6.5)%	(0.3)%	3.0%
+100	(3.5)%	(2.9)%	(0.2)%	1.6%
-100	3.6%	3.6%	(2.1)%	(5.3)%

(1) The calculated change in net interest income assumes an instantaneous parallel shift of the yield curve.

Economic Value of Equity Analysis.  The Company also uses the net present value of EVE methodology. This methodology calculates the difference between the present value of expected cash flows from assets and liabilities. The comparative scenarios assume an immediate parallel shift in the yield curve up 100, 200, and 300 basis points and down 100 basis points.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The table below sets forth, as of June 30, 2023 the estimated changes in the EVE that would result from an instantaneous parallel shift in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

At June 30, 2023
				EVE as a Percentage of Economic
		Estimated Increase (Decrease)		Value of Assets
Changes in Interest Rates	Estimated	in EVE			Changes in
(basis points) (1)	EVE	Amount	Percent	EVE Ratio (2)	Percent
(dollars in thousands)

+ 300	$472,635	$(187,586)	(28.4)%	9.7%	(2.7)%
+ 200	551,271	(108,950)	(16.5)	11.0	(1.4)
+ 100	614,813	(45,408)	(6.9)	11.9	(0.5)
0	660,221	—	—	12.4	—
- 100	682,127	21,906	3.3	12.5	0.1

(1) Assumes instantaneous parallel changes in interest rates.
(2) EVE Ratio represents EVE divided by the economic value of assets.

The board of directors and management review the methodology’s measurements for both net interest income and EVE on a quarterly basis to determine whether the exposure resulting from the changes in interest rates remains within established tolerance levels and develop appropriate strategies to manage this exposure.

Liquidity Management and Capital Resources

Liquidity measures the Company’s ability to meet both current and future financial obligations of a short- and long-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of securities, and borrowings from the FHLB. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, calls of investment securities and borrowed funds, and prepayments on loans are greatly influenced by general interest rates, economic conditions, and competition.

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

We continue to focus on maintaining a strong liquidity position. We have access to immediate liquid resources in cash and cash equivalents of $252.9 million at June 30, 2023, which is primarily on deposit with FRBB. Maturities and payments on outstanding loans and investment securities also provide a steady flow of funds. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the FHLB and FRBB. As of June 30, 2023, we had additional borrowing capacity of $583.7 million from the FHLB, $68.8 million from the FRBB line based on the amount of collateral pledged, and $366.8 million available based on the par value of securities pledged under our facility through the FRB BTFP. We also have additional borrowing capacity under a $25.0 million unsecured federal funds line with a correspondent bank. Potential sources of liquidity also include unpledged investment securities in our available-for-sale securities portfolio with a carrying value of $2.8 million and our ability to sell loans in the secondary market.

Our non-certificate deposits have historically provided us with a long-term source of stable and relatively lower cost source of funding. However, we may be negatively impacted by unexpected deposit withdrawals from weakness in

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

the financial markets and industry-wide reductions in liquidity. Additional funding is available through the issuance of long-term debt or equity.

In the ordinary course of the Company’s operations, the Company has entered into certain contractual obligations and has made other commitments to make future payments. At June 30, 2023, we had outstanding commitments to originate loans of $152.0 million and unadvanced funds on loans of $859.0 million. Certificates of deposit that are scheduled to mature within one year from June 30, 2023 totaled $896.5 million. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit will be renewed.

The Company believes that it will be able to meet its contractual obligations as they come due through the maintenance of adequate cash levels and liquidity. Other than normal changes in the ordinary course of business, there have been no significant changes in the types of contractual obligations or amounts due since December 31, 2022.

Our ability to maintain adequate levels of liquidity is dependent on our ability to continue to maintain a strong risk profile and capital base. The Company and the Bank are subject to various regulatory capital requirements. At June 30, 2023, the Company and the Bank exceeded all regulatory capital requirements and were considered “well capitalized” under regulatory guidelines. See Note 12 of the Notes to Consolidated Financial Statements.

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

The following table reconciles the Company’s tangible-common-equity-to-tangible-assets ratio for the periods indicated:

	June 30,
	2023	2022
(dollars on thousands)

Tangible common equity:
Total stockholders' equity	$595,532	$624,478
Less: Goodwill	69,802	69,802
Less: Other intangible assets (1)	1,893	2,695
Tangible common equity	$523,837	$551,981

Tangible assets:
Total assets	$5,659,254	$4,704,044
Less: Goodwill	69,802	69,802
Less: Other intangible assets (1)	1,893	2,695
Tangible assets	$5,587,559	$4,631,547

Tangible common equity / tangible assets (2)	9.38%	11.92%

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures as of the period ended June 30, 2023. Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures. The Company will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the Rita Meaden v. HarborOne Bank action, the federal court preliminarily approved the proposed class action settlement on May 18, 2023, and notice has been provided to members of the proposed class. A final approval hearing has been scheduled in the federal court for October 11, 2023. For additional information on this matter, please see Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 10, 2023.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 10, 2023 and Part II. Item 1A.  “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed with the SEC on May 9, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)	Unregistered Sales of Equity Securities. None

b)	Use of Proceeds. None

c)	Repurchase of Equity Securities.

			Total number of	Maximum number (or
			shares (or units)	approximate dollar
			purchased as part	value) of shares (or
	Total number of		of publicly	units) that may yet be
	shares (or units)	Average price paid	announced plans or	purchased under the
Period	purchased	per share (or unit)	programs	plans or programs
April 1 to April 30, 2023	472,308	$12.30	472,308	—
May 1 to May 31, 2023	—	—	—	—
June 1 to June 30, 2023	—	—	—	—
	472,308	$12.30	472,308	2,450,208

During the second quarter of 2023, the Company completed its previously announced fifth share repurchase program of 2,450,208 shares at an average price of $13.01, including $0.13 per share of excise tax. The fifth share repurchase program was announced on September 21, 2022 with an expiration date of September 21, 2023.

On July 5, 2023, the Company announced a sixth share repurchase program to repurchase up to 2,325,489 shares of its common stock, or approximately 5% of its outstanding shares. The sixth share repurchase program will expire on June 30, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2023, none of the Company’s directors or executive officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) had in place, or adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as such term is defined in the Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

The exhibits listed in the Exhibit Index are included in, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (and are numbered in accordance with Item 601 of Regulation S-K):

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
101

Interactive data files (formatted in Inline XBRL) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2023 and 2022 (iii) the Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2023 and 2022, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2023 and 2022, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022, and (vi) the Notes to the unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)

*Filed herewith

**Furnished herewith

† Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HarborOne Bancorp, Inc.

Date: August 8, 2023	By:	/s/ Joseph F. Casey
Joseph F. Casey
President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2023	By:	/s/ Linda H. Simmons
Linda H. Simmons
Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)