Form 10-Q
period 2023-09-30
HarborOne Bancorp, Inc.
filed 2023-11-07
CIK 1769617

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 2, 2023, there were 45,766,944 shares of the Registrant’s common stock, par value $0.01 per share, outstanding

Glossary of Acronyms and Terms

The following is a list of common acronyms and terms used regularly in our financial reporting:

ACL	Allowance for Credit Losses
ASU	Accounting Standards Update
BTFP	Bank Term Funding Program
DCF	Discounted cash flow
DIF	Depositors Insurance Fund
EPS	Earnings Per Share
ESOP	Employee Stock Ownership Plan
EVE	Equity at risk
FASB	Federal Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FRBB	Federal Reserve Bank of Boston
GAAP	Accounting principles generally accepted in the Unites States of America
HarborOne Mortgage	HarborOne Mortgage, LLC
LIBOR	London Interbank Offered Rate
Management	Company's management
MSRs	Mortgage servicing rights
PPP	Paycheck Protection Program
ROU	Right-of-use
SBA	Small Business Administration
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
TDRs	Troubled debt restructurings
the Bank	HarborOne Bank
the Company	HarborOne Bancorp, Inc.
the Exchange Act	Securities Exchange Act of 1934, as amended
the Notes	$35.0 million in fixed-to-floating-rate subordinated notes due 2028
the Treasury	U.S. Department of the Treasury

HarborOne Bancorp, Inc.

Consolidated Balance Sheets (unaudited)

	September 30,	December 31,
(in thousands, except share data)	2023	2022

Assets
Cash and due from banks	$38,573	$39,712
Short-term investments	208,211	58,305
Total cash and cash equivalents	246,784	98,017

Securities available for sale, at fair value	271,078	301,149
Securities held to maturity, at amortized cost (fair value of $18,683 at September 30, 2023 and $19,274 at December 31, 2022)	19,795	19,949
Federal Home Loan Bank stock, at cost	23,378	20,071
Asset held for sale	966	—
Loans held for sale, at fair value	17,796	18,544
Loans	4,722,854	4,549,670
Less: Allowance for credit losses on loans	(48,312)	(45,236)
Net loans	4,674,542	4,504,434
Accrued interest receivable	17,506	15,139
Mortgage servicing rights, at fair value	49,201	48,138
Property and equipment, net	48,755	49,045
Retirement plan annuities	15,023	14,630
Bank-owned life insurance	93,495	91,953
Goodwill	69,802	69,802
Intangible assets	1,704	2,272
Other assets	114,562	106,402
Total assets	$5,664,387	$5,359,545

Liabilities and Stockholders' Equity
Deposits:
Demand deposit accounts	$708,847	$762,576
NOW accounts	289,141	297,692
Regular savings and club accounts	1,324,635	1,468,172
Money market deposit accounts	951,128	861,704
Term certificate accounts	859,266	497,975
Brokered deposits	276,941	301,380
Total deposits	4,409,958	4,189,499
FHLB borrowings	475,470	400,675
Subordinated debt	34,380	34,285
Mortgagors' escrow accounts	10,155	9,537
Accrued interest payable	4,623	2,325
Other liabilities and accrued expenses	145,167	106,248
Total liabilities	5,079,753	4,742,569

Commitments and contingencies (Notes 7, 12 and 13)

Common stock, $0.01 par value; 150,000,000 shares authorized; 60,195,868 and 60,061,527 shares issued; 45,915,364 and 48,961,452 shares outstanding at September 30, 2023 and December 31, 2022, respectively	597	596
Additional paid-in capital	485,144	483,031
Retained earnings	369,930	356,438
Treasury stock, at cost, 14,280,504 and 11,100,075 shares at September 30, 2023 and December 31, 2022, respectively	(187,803)	(148,384)
Accumulated other comprehensive loss	(56,989)	(47,082)
Unearned compensation - ESOP	(26,245)	(27,623)
Total stockholders' equity	584,634	616,976
Total liabilities and stockholders' equity	$5,664,387	$5,359,545

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2023	2022	2023	2022

Interest and dividend income:
Interest and fees on loans	$58,124	$42,065	$166,399	$113,163
Interest on loans held for sale	370	377	982	972
Interest on taxable securities	2,003	1,971	6,117	5,545
Other interest and dividend income	2,667	143	6,405	335
Total interest and dividend income	63,164	44,556	179,903	120,015

Interest expense:
Interest on deposits	25,039	3,491	61,014	7,131
Interest on FHLB and FRB borrowings	6,439	1,209	19,658	1,516
Interest on subordinated debentures	606	524	1,653	1,571
Total interest expense	32,084	5,224	82,325	10,218

Net interest and dividend income	31,080	39,332	97,578	109,797
Provision for credit losses	(113)	668	5,036	3,552

Net interest and dividend income, after provision for credit losses	31,193	38,664	92,542	106,245

Noninterest income:
Mortgage banking income:
Gain on sale of mortgage loans	2,704	3,809	8,228	13,669
Changes in mortgage servicing rights fair value	125	1,816	(1,131)	7,963
Other	2,270	2,453	6,798	7,623
Total mortgage banking income	5,099	8,078	13,895	29,255
Deposit account fees	5,133	4,870	14,878	14,234
Income on retirement plan annuities	146	119	393	338
Bank-owned life insurance income	531	503	1,542	1,480
Other income	689	675	2,242	2,102
Total noninterest income	11,598	14,245	32,950	47,409

Noninterest expense:
Compensation and benefits	18,699	20,991	54,718	63,169
Occupancy and equipment	4,430	4,829	14,103	14,832
Data processing	2,548	2,311	7,297	6,811
Loan expenses	385	355	1,115	1,218
Marketing	794	850	2,900	3,054
Deposit expenses	534	587	1,394	1,646
Postage and printing	348	373	1,230	1,204
Professional fees	1,374	1,457	3,989	4,676
Foreclosed and repossessed assets	2	—	(10)	18
Deposit insurance	1,004	357	2,690	1,060
Other expenses	1,754	2,363	5,680	6,574
Total noninterest expense	31,872	34,473	95,106	104,262

Income before income taxes	10,919	18,436	30,386	49,392

Income tax provision	2,507	4,678	7,198	13,380

Net income	$8,412	$13,758	$23,188	$36,012

Earnings per common share:
Basic	$0.20	$0.30	$0.53	$0.77
Diluted	$0.20	$0.30	$0.53	$0.76
Weighted average shares outstanding:
Basic	42,876,893	45,830,737	43,591,954	46,875,312
Diluted	42,983,477	46,420,527	43,793,137	47,541,647

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Comprehensive (Loss) Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022

Net income	$8,412	$13,758	$23,188	$36,012
Other comprehensive income:

Unrealized gain/loss on cashflow hedge:
Unrealized holding gains	598	2,658	2,005	7,386
Reclassification adjustment for net (gains) losses included in net income	(1,221)	(420)	(3,373)	(380)
Net change in unrealized (losses) gains on derivatives in cashflow hedging instruments	(623)	2,238	(1,368)	7,006
Related tax effect	175	(628)	385	(1,968)
Net-of-tax amount	(448)	1,610	(983)	5,038

Unrealized gain/loss on securities available for sale:
Unrealized holding losses	(14,718)	(20,554)	(12,995)	(66,806)
Related tax effect	4,487	4,530	4,129	14,724
Net-of-tax amount	(10,231)	(16,024)	(8,866)	(52,082)

Postretirement benefit:
Adjustment of accumulated obligation for postretirement benefits	—	—	1	—
Reclassification adjustment for gains recognized in net periodic benefit cost	(20)	—	(59)	—
Net gains	(20)	—	(58)	—

Total other comprehensive loss	(10,699)	(14,414)	(9,907)	(47,044)

Comprehensive income (loss)	$(2,287)	$(656)	$13,281	$(11,032)

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

						Accumulated
	Common Stock		Additional		Treasury	Other	Unearned	Total
	Outstanding		Paid-in	Retained	Stock,	Comprehensive	Compensation	Stockholders'
(in thousands, except share data)	Shares	Amount	Capital	Earnings	at Cost	Income (Loss)	- ESOP	Equity

Balance at June 30, 2022	49,989,007	$593	$479,519	$339,471	$(132,296)	$(34,267)	$(28,542)	$624,478

Comprehensive income (loss)	—	—	—	13,758	—	(14,414)	—	(656)
Dividends declared of $0.07 per share	—	—	—	(3,180)	—	—	—	(3,180)
ESOP shares committed to be released (57,680 shares)	—	—	354	—	—	—	459	813
Restricted stock awards forfeited, net of awards	(2,845)	—	—	—	—	—	—	—
Share-based compensation expense	—	—	744	—	—	—	—	744
Treasury stock purchased	(783,502)	—	—	—	(10,829)	—	—	(10,829)

Balance at September 30, 2022	49,202,660	$593	$480,617	$350,049	$(143,125)	$(48,681)	$(28,083)	$611,370

Balance at June 30, 2023	46,575,478	$597	$484,544	$364,709	$(181,324)	$(46,290)	$(26,704)	$595,532

Comprehensive income (loss)	—	—	—	8,412	—	(10,699)	—	(2,287)
Dividends declared of $0.075 per share	—	—	—	(3,191)	—	—	—	(3,191)
ESOP shares committed to be released (57,681 shares)	—	—	104	—	—	—	459	563
Restricted stock awards forfeited	(7,591)	—	—	—	—	—	—	—
Share-based compensation expense	—	—	496	—	—	—	—	496
Treasury stock purchased	(652,523)	—	—	—	(6,479)	—	—	(6,479)

Balance at September 30, 2023	45,915,364	$597	$485,144	$369,930	$(187,803)	$(56,989)	$(26,245)	$584,634

HarborOne Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

						Accumulated
	Common Stock		Additional		Treasury	Other	Unearned	Total
	Outstanding		Paid-in	Retained	Stock,	Comprehensive	Compensation	Stockholders'
(in thousands, except share data)	Shares	Amount	Capital	Earnings	at Cost	Income (Loss)	- ESOP	Equity

Balance at December 31, 2021	52,390,478	$585	$469,934	$325,699	$(85,859)	$(1,637)	$(29,461)	$679,261

Cumulative effect of change in accounting principle - ASC 326	—	—	—	(1,884)	—	—	—	(1,884)
Comprehensive income (loss)	—	—	—	36,012	—	(47,044)	—	(11,032)
Dividends declared of $0.21 per share	—	—	—	(9,778)	—	—	—	(9,778)
ESOP shares committed to be released (173,042 shares)	—	—	1,078	—	—	—	1,378	2,456
Restricted stock awards granted, net of forfeitures	97,971	—	—	—	—	—	—	—
Performance stock units vested	14,596	—	—	—	—	—	—	—
Share-based compensation expense	—	—	2,744	—	—	—	—	2,744
Stock options exercised	722,705	8	6,861	—	—	—	—	6,869
Treasury stock purchased	(4,023,090)	—	—	—	(57,266)	—	—	(57,266)

Balance at September 30, 2022	49,202,660	$593	$480,617	$350,049	$(143,125)	$(48,681)	$(28,083)	$611,370

Balance at December 31, 2022	48,961,452	596	483,031	356,438	(148,384)	(47,082)	(27,623)	616,976

Comprehensive income (loss)	—	—	—	23,188	—	(9,907)	—	13,281
Dividends declared of $0.225 per share	—	—	—	(9,696)	—	—	—	(9,696)
ESOP shares committed to be released (173,042 shares)	—	—	507	—	—	—	1,378	1,885
Restricted stock awards granted, net of forfeitures	134,341	—	—	—	—	—	—	—
Share-based compensation expense	—	1	1,606	—	—	—	—	1,607
Treasury stock purchased	(3,180,429)	—	—	—	(39,419)	—	—	(39,419)

Balance at September 30, 2023	45,915,364	$597	$485,144	$369,930	$(187,803)	$(56,989)	$(26,245)	$584,634

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in thousands)	2023	2022

Cash flows from operating activities:
Net income	$23,188	$36,012
Adjustments to reconcile net income to net cash used by operating activities:
Provision for credit losses	5,036	3,552
Net amortization of securities premiums/discounts	338	821
Proceeds from sale of loans	331,775	510,260
Loans originated for sale	(322,929)	(471,314)
Accretion of net deferred loan costs/fees and premiums	(94)	(315)
Depreciation and amortization of premises and equipment	2,872	2,924
Change in mortgage servicing rights fair value	1,131	(7,963)
Mortgage servicing rights capitalized	(2,194)	(3,630)
Accretion of fair value adjustment on loans and deposits, net	(251)	(1,043)
Amortization of other intangible assets	568	703
Amortization of subordinated debt issuance costs	95	95
Net gains on mortgage loan sales, including fair value adjustments	(8,098)	(12,109)
Bank-owned life insurance income	(1,542)	(1,480)
Income on retirement plan annuities	(393)	(338)
Write-down of asset held for sale	—	196
Net loss on disposal of premises and equipment	17	41
Net gain on sale and write-down of other real estate owned and repossessed assets	(12)	(30)
ESOP expense	1,885	2,456
Share-based compensation expense	1,607	2,744
Increase in operating lease ROU assets	1,478	1,019
Increase in operating lease liabilities	(1,473)	(976)
Change in other assets	(9,393)	(13,909)
Change in other liabilities	45,973	5,570
Net cash provided by operating activities	69,584	53,286

Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	16,731	37,659
Purchases	—	(16,102)
Activity in securities held to maturity:
Maturities, prepayment and calls	160	—
Purchases	—	(15,000)
Net redemption (purchase) of FHLB stock	(3,307)	(10,042)
Proceeds on asset held for sale	—	685
Loan pool purchase	—	(58,311)
Participation-in loan purchases	(31,443)	(116,144)
Net loan originations	(145,625)	(415,391)
Proceeds from sale of other real estate owned and repossessed assets	282	247
Additions to property and equipment	(3,565)	(1,335)
Net cash used by investing activities	(166,767)	(593,734)

(continued)

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in thousands)	2023	2022

Cash flows from financing activities:
Net increase in deposits	220,355	200,379
Net change in short-term borrowed funds	(135,000)	330,000
Proceeds from FHLB borrowings	255,000	—
Repayment of FHLB borrowings	(45,204)	(40,027)
Net change in mortgagors' escrow accounts	618	1,383
Proceeds from exercise of stock options	—	6,869
Treasury stock purchased	(39,419)	(57,266)
Dividends paid	(10,400)	(9,655)
Net cash provided by financing activities	245,950	431,683

Net change in cash and cash equivalents	148,767	(108,765)

Cash and cash equivalents at beginning of period	98,017	194,719

Cash and cash equivalents at end of period	$246,784	$85,954

Supplemental cash flow information:
Interest paid on deposits	$59,691	$6,667
Interest paid on borrowed funds	21,242	3,248
Income taxes paid, net	7,507	8,020
Transfer of loans to other real estate owned and repossessed assets	228	238
Dividends declared	9,696	9,778

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

The unaudited interim Consolidated Financial Statements include the accounts of the Company; the Company’s subsidiaries, Legion Parkway Company LLC (a security corporation) and HarborOne Bank; and the Bank’s wholly-owned subsidiaries, which consist of HarborOne Mortgage, LLC, HarborOne Security Company, Inc. and a passive investment corporation. The passive investment corporation maintains and manages certain assets of the Bank. The security company was established for the purpose of buying, holding and selling securities on its own behalf. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Macroeconomic trends are mixed as uncertainty remains about the economy and banking industry. Market conditions and external factors may unpredictably impact the competitive landscape for deposits in the banking industry. Additionally, the rising interest rate environment has increased competition for liquidity and the premium at which liquidity is available to meet funding needs. An unexpected increase of withdrawals of deposits could adversely impact the Company’s ability to fund its operations, potentially requiring greater reliance on secondary sources of liquidity to meet withdrawal demands or to fund continuing operations. These sources may include proceeds from FHLB advances, proceeds from the BTFP, sales of investment securities and loans, federal funds lines of credit from correspondent banks, and brokered deposits.

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

2.	DEBT SECURITIES

The following is a summary of securities available for sale and held to maturity:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value

	(in thousands)

September 30, 2023:
Securities available for sale
U.S. government and government-sponsored enterprise obligations	$47,143	$—	$9,013	$—	$38,130
U.S. government agency and government-sponsored residential mortgage-backed securities	300,266	—	71,774	—	228,492
U.S. government-sponsored collateralized mortgage obligations	2,034	—	102	—	1,932
SBA asset-backed securities	1,885	—	161	—	1,724
Corporate bonds	1,000	—	200	—	800
Total securities available for sale	$352,328	$—	$81,250	$—	$271,078

Securities held to maturity
U.S. government and government-sponsored enterprise obligations	$15,000	$—	$782	$—	$14,218
SBA asset-backed securities	4,795	—	330	—	4,465
Total securities held to maturity	$19,795	$—	$1,112	$—	$18,683

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value

	(in thousands)

December 31, 2022:
Securities available for sale
U.S. government and government-sponsored enterprise obligations	$47,143	$—	$8,649	$—	$38,494
U.S. government agency and government-sponsored residential mortgage-backed securities	315,964	—	59,149	—	256,815
U.S. government-sponsored collateralized mortgage obligations	2,612	—	113	—	2,499
SBA asset-backed securities	2,685	—	190	—	2,495
Corporate bonds	1,000	—	154	—	846
Total securities available for sale	$369,404	$—	$68,255	$—	$301,149

Securities held to maturity
U.S. government and government-sponsored enterprise obligations	$15,000	$—	$597	$—	$14,403
SBA asset-backed securities	4,949	—	78	—	4,871
Total securities held to maturity	$19,949	$—	$675	$—	$19,274

Accrued interest receivable is excluded from the amortized cost basis of debt securities. Accrued interest receivable totaled $913,000 and $957,000 as of September 30, 2023 and December 31, 2022, respectively. At September 30, 2023, available-for-sale debt securities with a fair value of $268.6 million and held-to-maturity securities with an amortized cost of $15.0 million were pledged as collateral to provide BTFP borrowing capacity. The BTFP provides for funding based on the par value of the collateral which was $361.0 million.

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2023 is as follows:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(in thousands)

After 1 year through 5 years	$6,998	$6,380	$15,000	$14,218
After 5 years through 10 years	41,145	32,550	—	—
Over 10 years	—	—	—	—
	48,143	38,930	15,000	14,218

U.S. government agency and government-sponsored residential mortgage-backed securities	300,266	228,492	—	—
U.S. government-sponsored collateralized mortgage obligations	2,034	1,932	—	—
SBA asset-backed securities	1,885	1,724	4,795	4,465

Total	$352,328	$271,078	$19,795	$18,683

U.S. government-sponsored residential mortgage-backed securities, collateralized mortgage obligations, and securities whose underlying assets are loans from the SBA have stated maturities of two to 28 years; however, it is expected that such securities will have shorter actual lives due to prepayments. U.S. government and government-sponsored enterprise obligations and corporate bonds are callable at the discretion of the issuer. U.S. government and government-sponsored enterprise obligations and corporate bonds with a total fair value of $53.1 million have a final maturity of four to nine years and a call feature of one month to four years. At September 30, 2023, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholder equity.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

There were no sales or calls of securities in the three and nine months ended September 30, 2023 and 2022, respectively.

Information pertaining to securities with gross unrealized losses at September 30, 2023 and December 31, 2022 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months		Twelve Months and Over
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

	(in thousands)

September 30, 2023:
Securities available for sale

U.S. government and government-sponsored enterprise obligations	$—	$—	$9,013	$38,130
U.S. government agency and government-sponsored residential mortgage-backed securities	—	34	71,774	228,458
U.S. government-sponsored collateralized mortgage obligations	—	—	102	1,932
SBA asset-backed securities	—	—	161	1,724
Corporate bonds	—	—	200	800
	$—	$34	$81,250	$271,044

Securities held to maturity

U.S. government and government-sponsored enterprise obligations	$—	$—	782	14,218
SBA asset-backed securities	330	4,465	—	—
	$330	$4,465	$782	$14,218

December 31, 2022:
Securities available for sale

U.S. government and government-sponsored enterprise obligations	$249	$4,751	$8,400	$33,743
U.S. government agency and government-sponsored residential mortgage-backed securities	3,620	35,214	55,529	221,566
U.S. government-sponsored collateralized mortgage obligations	113	2,499	—	—
SBA asset-backed securities	190	2,495	—	—
Corporate bonds	154	846	—	—
	$4,326	$45,805	$63,929	$255,309

Securities held to maturity

U.S. government and government-sponsored enterprise obligations	$597	$14,403	$—	$—
SBA asset-backed securities	78	4,871	—	—
	$675	$19,274	$—	$—

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

As of September 30, 2023, the Company’s security portfolio consisted of 132 debt securities, all of which were in an unrealized loss position. The unrealized losses are primarily related to the Company’s debt securities that were issued by U.S. government-sponsored enterprises and agencies. The Company does not believe that the debt securities that were in an unrealized loss position as of September 30, 2023 represent a credit loss impairment. As of September 30, 2023, and

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

December 31, 2022, the gross unrealized loss positions were primarily related to mortgage-backed securities and other obligations issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Total gross unrealized losses were primarily attributable to changes in interest rates relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.

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

Management expects to recover the entire amortized cost basis of the available-for-sale debt securities with an unrealized loss. Furthermore, the Company does not intend to sell these securities, and it is unlikely that the Company will be required to sell these securities, before recovery of their cost basis, which may be at maturity. Therefore, no ACL was recorded at September 30, 2023.

As of September 30, 2023, the held-to-maturity securities were U.S. government sponsored agency obligations. These securities are guaranteed by the government sponsored agency with a long history of no credit losses and Management has determined these securities to have a zero loss expectation and therefore does not estimate an ACL on these securities.

3.	LOANS HELD FOR SALE

The following table provides the fair value and contractual principal balance outstanding of loans held for sale accounted for under the fair value option:

	September 30,	December 31,
	2023	2022

	(in thousands)

Loans held for sale, fair value	$17,796	$18,544
Loans held for sale, contractual principal outstanding	17,590	18,208
Fair value less unpaid principal balance	$206	$336

The Company has elected the fair value option for mortgage loans held for sale to better match changes in fair value of the loans with changes in the fair value of the forward sale commitment contracts used to economically hedge them. Changes in fair value of mortgage loans held for sale accounted for under the fair value option election amounted to a decrease of $165,000 and $130,000 in the three and nine months ended September 30, 2023, respectively, to $206,000, compared to a decrease of $768,000 and $1.6 million in the three and nine months ended September 30, 2022, respectively. These amounts are offset in earnings by the changes in fair value of forward sale commitments. The changes in fair value are reported as a component of gain on sale of mortgage loans in the Unaudited Consolidated Statements of Income.

At September 30, 2023 and December 31, 2022, there were no loans held for sale that were greater than 90 days past due.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

4.	LOANS AND ALLOWANCE FOR CREDIT LOSSES

A summary of the balances of loans follows:

	September 30,	December 31,
	2023	2022

	(in thousands)

Residential real estate:
One- to four-family	$1,513,326	$1,432,263
Second mortgages and equity lines of credit	174,814	166,219
Residential real estate construction	20,272	35,837
Total residential real estate loans	1,708,412	1,634,319

Commercial:
Commercial real estate	2,349,886	2,250,344
Commercial construction	191,224	199,311
Commercial and industrial	450,547	424,275
Total commercial loans	2,991,657	2,873,930

Consumer loans:
Auto	15,797	33,625
Personal	8,450	7,796
Total consumer loans	24,247	41,421

Total loans before basis adjustment	4,724,316	4,549,670
Basis adjustment associated with fair value hedge (1)	(1,462)	—
Total loans	4,722,854	4,549,670
Allowance for credit losses on loans	(48,312)	(45,236)
Loans, net	$4,674,542	$4,504,434

(1) Represents the basis adjustment associated with the application of hedge accounting on certain loans. Refer to Note 10 - Derivatives.

The net unamortized deferred loan origination costs included in total loans and leases were $8.3 million and $7.4 million as of September 30, 2023 and December 31, 2022, respectively.

As of September 30, 2023 and December 31, 2022, the commercial and industrial loans includes $355,000 and $2.1 million, respectively, of SBA PPP loans and $50,000 and $65,000, respectively, of deferred fees on the PPP loans. PPP loans are fully guaranteed by the U.S. government.

The Company has transferred a portion of its originated commercial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying unaudited interim Consolidated Balance Sheets. The Company and participating lenders share ratably in cash flows and any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders, and disburses required escrow funds to relevant parties. At September 30, 2023 and December 31, 2022, the Company was servicing commercial loans for participants in the aggregate amount of $397.6 million and $366.4 million, respectively.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents the activity in the ACL on loans for the three and nine months ended September 30, 2023 and 2022:

		Second Mortgages	Residential
	One- to Four-	and Equity	Real Estate	Commercial	Commercial	Commercial
	Family	Lines of Credit	Construction	Real Estate	Construction	and Industrial	Consumer	Total

	(in thousands)

Balance at June 30, 2023	$12,185	$1,012	$630	$20,599	$5,373	$7,750	$272	$47,821

Charge-offs	—	—	—	—	—	(16)	(21)	(37)
Recoveries	—	40	—	2	—	—	13	55
Provision	488	(28)	(164)	900	(937)	242	(28)	473
Balance at September 30, 2023	$12,673	$1,024	$466	$21,501	$4,436	$7,976	$236	$48,312

		Second Mortgages	Residential
	One- to Four-	and Equity	Real Estate	Commercial	Commercial	Commercial
	Family	Lines of Credit	Construction	Real Estate	Construction	and Industrial	Consumer	Total

	(in thousands)

Balance at December 31, 2022	$11,532	$924	$280	$20,357	$4,645	$7,236	$262	$45,236

Charge-offs	—	—	—	(2,918)	—	(51)	(70)	(3,039)
Recoveries	2	83	—	4	—	275	34	398
Provision	1,139	17	186	4,058	(209)	516	10	5,717
Balance at September 30, 2023	$12,673	$1,024	$466	$21,501	$4,436	$7,976	$236	$48,312

		Second Mortgages	Residential
	One- to Four-	and Equity	Real Estate	Commercial	Commercial	Commercial
	Family	Lines of Credit	Construction	Real Estate	Construction	and Industrial	Consumer	Total

	(in thousands)

Balance at June 30, 2022	$10,082	$849	$327	$20,431	$4,370	$7,174	$327	$43,560

Charge-offs	—	—	—	(24)	—	(205)	(24)	(253)
Recoveries	2	15	—	7	—	1,021	7	1,052
Provision	834	(16)	(33)	741	99	(1,300)	(63)	262
Balance at September 30, 2022	$10,918	$848	$294	$21,155	$4,469	$6,690	$247	$44,621

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

		Second Mortgages	Residential
	One- to Four-	and Equity	Real Estate	Commercial	Commercial	Commercial
	Family	Lines of Credit	Construction	Real Estate	Construction	and Industrial	Consumer	Unallocated	Total

	(in thousands)

Balance at December 31, 2021	$3,631	$420	$69	$33,242	$2,010	$4,638	$367	$1,000	$45,377

Adoption of Topic 326	5,198	391	185	(10,194)	1,698	2,288	123	(1,000)	(1,311)
Charge-offs	—	—	—	(2,810)	—	(246)	(55)	—	(3,111)
Recoveries	2	108	—	13	—	1,495	67	—	1,685
Provision	2,087	(71)	40	904	761	(1,485)	(255)	—	1,981
Balance at September 30, 2022	$10,918	$848	$294	$21,155	$4,469	$6,690	$247	$—	$44,621

As of September 30, 2023, the carrying value of individually analyzed loans amounted to $18.7 million, with a related allowance of $200,000, and $18.5 million of individually analyzed loans were considered collateral-dependent. As of December 31, 2022, the carrying value of individually analyzed loans amounted to $23.8 million, with a related allowance of $203,000, and $15.9 million were considered collateral-dependent.

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

The following table presents the carrying value of collateral-dependent individually analyzed loans as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
		Related		Related
	Carrying Value	Allowance	Carrying Value	Allowance

	(in thousands)

Commercial:
Commercial real estate	$8,811	$5	$2,039	$—
Commercial and industrial	1,982	191	3,329	7
Commercial construction	—	—	—	—
Total Commercial	10,793	196	5,368	7
Residential real estate	7,741	1	10,494	1
Total	$18,534	$197	$15,862	$8

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following is a summary of past due and non-accrual loans at September 30, 2023 and December 31, 2022:

			90 Days
	30-59 Days	60-89 Days	or More	Total	Loans on
	Past Due	Past Due	Past Due	Past Due	Non-accrual

	(in thousands)

September 30, 2023
Residential real estate:
One- to four-family	$2,078	$1,168	$3,018	$6,264	$7,498
Second mortgages and equity lines of credit	171	137	305	613	453
Commercial real estate	—	—	7,004	7,004	8,811
Commercial construction	—	—	—	—	—
Commercial and industrial	274	97	1,437	1,808	1,980
Consumer:
Auto	132	16	30	178	31
Personal	36	17	5	58	10
Total	$2,691	$1,435	$11,799	$15,925	$18,783

December 31, 2022
Residential real estate:
One- to four-family	$3,711	$524	$6,526	$10,761	$8,927
Second mortgages and equity lines of credit	407	5	189	601	421
Commercial real estate	—	—	120	120	2,039
Commercial construction	—	—	—	—	—
Commercial and industrial	26	492	2,901	3,419	3,329
Consumer:
Auto	348	101	51	500	64
Personal	18	—	6	24	6
Total	$4,510	$1,122	$9,793	$15,425	$14,786

At September 30, 2023 and December 31, 2022, there were no loans past due 90 days or more and still accruing.

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

There were no material loan modifications based on borrower financial difficulty during the three and nine months ended September 30, 2023. There was one TDR loan modification during the three and nine months ended September 30, 2022. The TDR loan modification in 2022 provided a deferral of principal. There were no loans to borrowers experiencing financial difficulty that had a payment default during the three and nine months ended September 30, 2023 and 2022 and were modified in the twelve months prior to that default. Default is determined at 90 or more days past due, upon charge-off, or upon foreclosure. Modified loans in default are individually evaluated for the allowance for credit losses or if the modified loan is deemed uncollectible, the loan, or a portion of the loan, is written off, and the allowance for credit losses is adjusted accordingly.

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

On an annual basis, or more often if needed, the Company formally reviews on a risk-adjusted basis, the ratings on substantially all commercial real estate, construction and commercial loans. Semi-annually, the Company engages an independent third party to review a significant portion of loans within these segments. Management uses the results of these reviews as part of its annual review process.

Residential and Consumer

On a monthly basis, the Company reviews the residential construction, residential real estate and consumer installment portfolios for credit quality primarily through the use of delinquency reports.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table summarizes the Company’s loan portfolio by credit quality indicator and loan portfolio segment as of September 30, 2023:

								Revolving
							Revolving	Loans
							Loans	Converted
	Term Loans at Amortized Cost by Origination Year						Amortized	to Term
	2023	2022	2021	2020	2019	Prior	Cost	Loans	Total

	(in thousands)

As of September 30, 2023

Commercial real estate
Pass	$124,574	$817,946	$454,639	$237,296	$246,011	$415,685	$—	$—	$2,296,151
Special mention	—	17,026	—	4,309	9,063	14,526	—	—	44,924
Substandard	—	—	—	—	—	1,812	—	—	1,812
Doubtful	—	—	—	—	—	6,999	—	—	6,999
Total commercial real estate	124,574	834,972	454,639	241,605	255,074	439,022	—	—	2,349,886
YTD gross charge-offs	—	—	—	—	—	2,918	—	—	2,918

Commercial and industrial
Pass	53,242	51,548	96,455	75,178	23,999	78,676	68,852	—	447,950
Special mention	—	—	5	—	2	610	—	—	617
Substandard	19	88	72	—	—	385	50	—	614
Doubtful	—	—	9	—	—	1,307	50	—	1,366
Total commercial and industrial	53,261	51,636	96,541	75,178	24,001	80,978	68,952	—	450,547
YTD gross charge-offs	5	18	14	5	8	1	—	—	51

Commercial construction
Pass	16,726	115,057	58,048	—	—	—	1,393	—	191,224
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction	16,726	115,057	58,048	—	—	—	1,393	—	191,224
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

Residential real estate
Accrual	122,166	436,709	486,044	203,962	40,500	245,104	164,522	1,454	1,700,461
Non-accrual	—	—	—	132	188	7,430	201	—	7,951
Total residential real estate	122,166	436,709	486,044	204,094	40,688	252,534	164,723	1,454	1,708,412
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer
Accrual	7,274	6,049	2,536	1,219	4,451	1,662	1,015	—	24,206
Non-accrual	—	2	—	1	22	10	6	—	41
Total Consumer	7,274	6,051	2,536	1,220	4,473	1,672	1,021	—	24,247
YTD gross charge-offs	—	10	4	14	14	28	—	—	70

Total loans before basis adjustment	$324,001	$1,444,425	$1,097,808	$522,097	$324,236	$774,206	$236,089	$1,454	$4,724,316
Total YTD gross charge-offs	$5	$28	$18	$19	$22	$2,947	$—	$—	$3,039

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

The Company sells residential mortgages to government-sponsored enterprises and other parties. The Company retains no beneficial interests in these loans, but it may retain the servicing rights of the loans sold. Mortgage loans serviced for others are not included in the accompanying unaudited interim Consolidated Balance Sheets. The risks inherent in MSRs relate primarily to changes in prepayments that generally result from shifts in mortgage interest rates. The unpaid principal balance of mortgage loans serviced for others was $3.59 billion and $3.62 billion as of September 30, 2023 and December 31, 2022.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The Company accounts for MSRs at fair value. The Company obtains and reviews valuations from an independent third party to determine the fair value of MSRs. Key assumptions used in the estimation of fair value include prepayment speeds, discount rates, and default rates. At September 30, 2023 and December 31, 2022, the following weighted average assumptions were used in the calculation of fair value of MSRs:

	September 30,	December 31,
	2023	2022
Prepayment speed	7.20%	7.10%
Discount rate	10.03	9.81
Default rate	1.68	1.63

The following summarizes changes to MSRs for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)

Balance, beginning of period	$48,176	$47,130	$48,138	$38,268
Additions	900	915	2,194	3,630
Changes in fair value due to:
Reductions from loans paid off during the period	(644)	(747)	(1,494)	(2,351)
Changes in valuation inputs or assumptions	769	2,563	363	10,314
Balance, end of period	$49,201	$49,861	$49,201	$49,861

Contractually specified servicing fees, net of subservicing expense, included in other mortgage banking income amounted to $1.9 million and $5.8 million for the three and nine months ended September 30, 2023 and $2.0 million and $6.1 million for the three and nine months ended September 30, 2022.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

There were no changes in the carrying value of goodwill for the periods ended September 30, 2023 and December 31, 2022. The Bank and HarborOne Mortgage are identified as reporting units for purposes of goodwill impairment testing. At September 30, 2023 and December 31, 2022, the carrying value of the Bank’s goodwill was $59.0 million as of both dates, and the carrying value of HarborOne Mortgage’s goodwill was $10.8 million as of both dates.

Goodwill is tested for impairment annually on October 31 or on an interim basis if an event triggering impairment may have occurred. As of September 30, 2023, the Company assessed whether there were additional events or changes in circumstances since its annual goodwill impairment test that would indicate that it was more likely than not that the fair value of the reporting unit was less than the reporting unit’s carrying amounts that would require an interim impairment assessment after October 31, 2022. The Company determined there had been no such indicators, therefore, no interim goodwill impairment assessment as of September 30, 2023 was performed.

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

Other intangible assets were $1.7 million and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company determined that there was no triggering event that warranted an interim impairment test at September 30, 2023.

7.	DEPOSITS

A summary of deposit balances, by type, is as follows:

	September 30,	December 31,
	2023	2022

	(in thousands)

NOW and demand deposit accounts	$997,988	$1,060,268
Regular savings and club accounts	1,324,635	1,468,172
Money market deposit accounts	951,128	861,704
Total non-certificate accounts	3,273,751	3,390,144

Term certificate accounts greater than $250,000	248,736	110,360
Term certificate accounts less than or equal to $250,000	610,530	387,615
Brokered deposits	276,941	301,380
Total certificate accounts	1,136,207	799,355
Total deposits	$4,409,958	$4,189,499

Total municipal deposits included in the table amounted to $493.4 million at September 30, 2023 and $413.5 million at December 31, 2022. Municipal deposits are generally required to be fully insured. The Company provided supplemental insurance for municipal deposits through DIF, a reciprocal deposit program, or letters of credit offered by the FHLB. DIF was exited February 24, 2023 and will generally provide coverage until February 24, 2024 on deposits that existed at the exit date. The Company has established a relationship to participate in a reciprocal deposit program with other financial institutions. The reciprocal deposit program provides access to FDIC-insured deposit products in aggregate amounts exceeding the current limits for depositors. At September 30, 2023 and December 31, 2022, total reciprocal deposits were $177.3 million and $28.6 million, respectively, consisting of non-certificate accounts.

A summary of certificate accounts by maturity at September 30, 2023 is as follows:

		Weighted
		Average
	Amount	Rate

	(dollars in thousands)

Within 1 year	$1,079,547	4.19%
Over 1 year to 2 years	27,003	2.01
Over 2 years to 3 years	26,809	3.06
Over 3 years to 4 years	2,467	0.73
Over 4 years to 5 years	381	2.58
Total certificate deposits	1,136,207	4.10%

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

8.BORROWINGS

Borrowed funds at September 30, 2023 and December 31, 2022 consisted of FHLB advances. Short-term advances were $250.0 million and $385.0 million with a weighted average rate of 5.52% and 4.32%, at September 30, 2023 and December 31, 2022, respectively. Long-term advances are summarized by maturity date below.

	September 30, 2023			December 31, 2022
	Amount by		Weighted	Amount by	Weighted
	Scheduled	Amount by	Average	Scheduled	Average
	Maturity*	Call Date (1)	Rate (2)	Maturity*	Rate (2)

	(dollars in thousands)

Year ending December 31:
2023	$—	$90,000	—%	$180	1.40%
2024	13,400	33,400	1.39	13,400	1.39
2025	60,987	60,987	4.32	987	—
2026	100,000	40,000	4.28	—	—
2027	—	—	—	—	—
2028 and thereafter	51,083	1,083	3.81	1,108	2.00
	$225,470	$225,470	4.01%	$15,675	1.35%

* Includes an amortizing advance requiring monthly principal and interest payments.

(1) Callable FHLB advances are shown in the respective periods assuming that the callable debt is redeemed at the call date, while all other advances are shown in the periods corresponding to their scheduled maturity date. There were eight callable advances at September 30, 2023.

(2) Weighted average rates are based on scheduled maturity dates.

The FHLB advances are secured by a blanket security agreement which requires the Bank to maintain certain qualifying assets as collateral, principally residential mortgage loans and commercial real estate loans held in the Bank’s portfolio. The carrying value of the loans pledged as collateral for these borrowings totaled $2.01 billion at September 30, 2023 and $1.71 billion at December 31, 2022. As of September 30, 2023, the Company had $830.7 million of available borrowing capacity with the FHLB.

The Company also has additional borrowing capacity under a $25.0 million unsecured federal funds line with a correspondent bank and a secured line of credit with the FRBB, secured by 69% of the carrying value of commercial loans with principal balances amounting to $99.1 million and $100.2 million at September 30, 2023 and December 31, 2022, respectively. No amounts were outstanding under either line at September 30, 2023 or December 31, 2022.

On March 12, 2023, the Federal Reserve announced the creation of the BTFP. The BTFP offers loans of up to one year to banks, savings associations, credit unions, and other eligible depository institutions pledging U.S. Treasury securities, agency debt and mortgage-backed securities, and other qualifying assets as collateral. These assets are valued at par for purposes of the collateral pledge under the BTFP. The Company has $360.9 million in borrowing capacity under this program, and no amounts were outstanding at September 30, 2023.

On August 30, 2018, the Company issued $35.0 million in fixed-to-floating-rate subordinated notes due 2028 in a private placement to institutional accredited investors. On October 19, 2023, the Company notified holders of the Notes that the Company had exercised its option to redeem the Notes in full, effective December 1, 2023. The current interest rate on the Notes is 8.45%. The Notes are carried on the Consolidated Balance Sheets net of unamortized issuance costs of $620,000 and $715,000 at September 30, 2023 and December 31, 2022, respectively.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

9.	OTHER COMMITMENTS AND CONTINGENCIES

ACL on Unfunded Commitments

The ACL on unfunded commitments amounted to $4.2 million and $5.5 million at September 30, 2023 and 2022, respectively. The activity in the ACL on unfunded commitments for the three and nine months ended September 30, 2023 and 2022 is presented below:

	Residential	Commercial	Commercial	Commercial
	Real Estate	Real Estate	Construction	and Industrial	Consumer	Total

	(in thousands)

Balance at June 30, 2023	$272	$490	$3,180	$870	$19	$4,831
Provision	(4)	(17)	(603)	41	(3)	(586)
Balance at September 30, 2023	$268	$473	$2,577	$911	$16	$4,245

Balance at June 30, 2022	$337	$482	$3,638	$624	$15	$5,096
Provision	(7)	29	135	253	(4)	406
Balance at September 30, 2022	$330	$511	$3,773	$877	$11	$5,502

	Residential	Commercial	Commercial	Commercial
	Real Estate	Real Estate	Construction	and Industrial	Consumer	Total

	(in thousands)

Balance at December 31, 2022	$336	$628	$3,079	$870	$14	$4,927
Provision	(68)	(155)	(502)	41	2	(682)
Balance at September 30, 2023	$268	$473	$2,577	$911	$16	$4,245

Balance at December 31, 2021	$—	$—	$—	$—	$—	$—
Adoption of Topic 326	318	380	2,561	658	14	3,931
Provision	12	131	1,212	219	(3)	1,571
Balance at September 30, 2022	$330	$511	$3,773	$877	$11	$5,502

Loan Commitments

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and advance funds on various lines of credit. Those commitments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying unaudited interim Consolidated Financial Statements.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following off-balance sheet financial instruments were outstanding at September 30, 2023 and December 31, 2022. The contract amounts represent credit risk.

	September 30,	December 31,
	2023	2022

	(in thousands)

Commitments to grant residential real estate loans-HarborOne Mortgage	$52,370	$57,916
Commitments to grant other loans	63,777	43,700
Unadvanced funds on home equity lines of credit	255,391	251,759
Unadvanced funds on revolving lines of credit	318,427	351,382
Unadvanced funds on construction loans	226,626	262,945

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

The Company’s derivative financial instruments are used to manage differences in the amount, timing and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally to manage the Company’s interest-rate risk. Additionally, the Company enters into interest rate derivatives to accommodate the business requirements of its customers. All derivatives are recognized as either assets or liabilities on the balance sheet and are measured at fair value. The accounting for changes in the fair value of a derivative instrument depends upon whether or not it qualifies as a hedge for accounting purposes, and further, by the type of hedging relationship.

Derivatives Designated as Hedging Instruments

Fair Value Hedge- The Company is exposed to changes in the fair value of fixed-rate assets due to changes in benchmark interest rates. In June 2023, to manage its exposure to changes in the fair value of a closed asset pool of fixed-rate residential mortgages, the Company entered into interest rate swaps with a total notional amount of $100.0 million, designated as fair value portfolio layer hedges. The Company receives variable-rate interest payments in exchange for making fixed-rate payments over the lives of the contracts without exchanging the notional amounts. The gain or loss on these derivatives, as well as the offsetting loss or gain on the hedged items attributable to the hedged risk, are recognized in interest income in the Company’s Consolidated Statements of Income.

As of September 30, 2023, the Company had two interest rate swap agreements with a notional amount of $100.0 million that were designated as a fair value hedge of fixed-rate residential mortgages. The hedges were determined to be effective during the three months ended September 30, 2023, and the Company expects the hedges to remain effective during the remaining terms of the swaps.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following amounts were recorded on the Consolidated Balance Sheets related to cumulative basis adjustment for fair value hedges as of the dates indicated:

			Cumulative Amount of Fair Value
			Hedging Adjustment Included in the
Line Item in the Consolidated Balance Sheets	Carrying Amount of the Hedged		Carrying Amount of the Hedged
in Which the Hedged Item is Included	Assets		Assets
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022

	(in thousands)

Loans held for investment (1)	$98,538	$—	$(1,462)	$—
Total	$98,538	$—	$(1,462)	$—

(1) These amounts were included in the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At September 30, 2023, the amortized cost basis of the closed portfolios used in these hedging relationships was $1.23 billion; the cumulative basis adjustments associated with these hedging relationships was $(1.5 million) and the amount of the designated hedged items were $100.0 million.

Cashflow Hedge- As part of its interest-rate risk-management strategy, the Company utilizes interest rate swap agreements to help manage its interest-rate risk positions. The notional amount of the interest rate swaps does not represent the amount exchanged by the parties. The exchange of cash flows is determined by reference to the notional amounts and the other terms of the interest rate swap agreements. The changes in fair value of derivatives designated as cashflow hedges are recorded in other comprehensive income and subsequently reclassified to earnings when gains or losses are realized.

As of September 30, 2023, the Company had one interest rate swap agreement with a notional amount of $100.0 million that was designated as a cashflow hedge of brokered deposits. The interest rate swap agreement has an average maturity of 1.52 years, the current weighted average fixed rate paid is 0.671%, the weighted average 3-month SOFR swap receive rate is 5.507%, and the fair value is $6.9 million. The Company expects approximately $4.8 million related to the cashflow hedge to be reclassified to interest expense, from other comprehensive income, in the next twelve months.

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

Interest Rate Swaps-The Company enters into interest rate swap agreements that are transacted to meet the financing needs of its commercial customers. Offsetting interest rate swap agreements are simultaneously transacted with a third-party financial institution to effectively eliminate the Company’s interest-rate risk associated with the customer swaps. The primary risks associated with these transactions arise from exposure to the ability of the counterparties to meet the terms of the contract. The interest rate swap notional amount is the aggregate notional amount of the customer swap and the offsetting third-party swap. The Company also assesses the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determines whether the credit valuation adjustments are significant to the overall valuation of its derivatives.

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

The following table presents the outstanding notional balances and fair values of outstanding derivative instruments:

		Assets	Liabilities
	Notional	Fair	Fair
	Amount	Value	Value

	(in thousands)

September 30, 2023:
Derivatives designated as hedging instruments
Fair value hedge - interest rate swaps	$100,000	$1,463	$—
Cashflow hedge - interest rate swaps	100,000	6,946	—
Total derivatives designated as hedging instruments		$8,409	$—
Derivatives not designated as hedging instruments
Derivative loan commitments	$40,445	$420	$111
Forward loan sale commitments	31,000	304	—
Interest rate swaps	859,275	33,889	33,889
Risk participation agreements	182,347	—	—
Total derivatives not designated as hedging instruments		$34,613	$34,000
Total derivatives		$43,022	$34,000

December 31, 2022:
Derivatives designated as hedging instruments
Cashflow hedge - interest rate swaps	$100,000	$8,314	$—
Total derivatives designated as hedging instruments		$8,314	$—
Derivatives not designated as hedging instruments
Derivative loan commitments	$27,935	$238	$65
Forward loan sale commitments	29,000	249	39
Interest rate swaps	772,588	28,525	28,525
Risk participation agreements	164,528	—	—
Total derivatives not designated as hedging instruments		$29,012	$28,629
Total derivatives		$37,326	$28,629

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents the recorded net gains and losses pertaining to the Company’s derivative instruments:

	Location of gain (loss)
	recognized in	Three Months Ended September 30,		Nine Months Ended September 30,
	Income	2023	2022	2023	2022

		(in thousands)

Derivatives designated as fair value hedge
Hedged items - loans	Interest income	$(1,018)	$—	$(1,462)	$—
Interest rate swap contracts	Interest income	1,026	—	1,463	—
Total		$8	$—	$1	$—
Derivatives not designated as hedging instruments
Derivative loan commitments	Mortgage banking income	$(129)	$(606)	$137	$(874)
Forward loan sale commitments	Mortgage banking income	45	1,377	94	1,356
Interest rate swaps	Other income	—	—	—	330
Total		$(84)	$771	$231	$812

The effect of cashflow hedge accounting on accumulated other comprehensive income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)

Derivatives designated as hedging instruments
(Loss) gain in OCI on derivatives (effective portion), net of tax	$(448)	$1,610	$(983)	$5,038
Gain (loss) reclassified from OCI into interest expense (effective portion)	$1,221	$420	$3,373	$380

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents the offsetting of derivatives and amounts subject to an enforceable master netting arrangement, not offset in the Consolidated Balance Sheets at September 30, 2023:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
			Net Amounts
	Gross Amounts	Gross Amounts	Assets (Liabilities)		Cash
	of Recognized	Offset in the	presented in the		Collateral
	Assets	Consolidated	Consolidated	Financial	(Received)	Net
	(Liabilities)	Balance Sheets	Balance Sheets	Instruments	Posted	Amount

	(in thousands)
Derivatives designated as hedging instruments
Interest rate swap on deposits	$6,946	$—	$6,946	$—	$(6,946)	$—
Interest rate swap on residential real estate loans	$1,463	$—	$1,463	$—	$—	$1,463
Derivatives not designated as hedging instruments
Customer interest rate swaps	$33,824	$—	$33,824	$—	$(37,054)	$(3,230)

11.	OPERATING LEASE ROU ASSETS AND LIABILITIES

Operating lease ROU assets, included in other assets, were $23.5 million and $26.9 million at September 30, 2023 and December 31, 2022, respectively.

Operating lease liabilities, included in other liabilities and accrued expenses, were $25.2 million and $28.6 million at September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023 and December 31, 2022 there were no leases that had not yet commenced. At September 30, 2023, lease expiration dates ranged from two months to 34.9 years and have a weighted average remaining lease term of 16.3 years. At December 31, 2022, lease expiration dates ranged from three months to 35.7 years and had a weighted average remaining lease term of 17.3 years.

Future minimum lease payments under non-cancellable leases and a reconciliation to the amount recorded as operating lease liabilities as of September 30, 2023 were as follows:

September 30,
2023
(in thousands)

2023	$760
2024	2,827
2025	2,552
2026	2,505
2027	2,445
Thereafter	19,421
Total lease payments	30,510
Imputed interest	(5,347)
Total present value of operating lease liabilities	$25,163

The weighted-average discount rate and remaining lease term for operating leases were as follows:

	September 30, 2023	December 31, 2022
Weighted-average discount rate	2.08%	2.02%
Weighted-average remaining lease term (years)	16.25	17.33

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Rental expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease components, such as fair-market value adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

The following table presents the components of total lease expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in thousands)

Lease Expense:
Operating lease expense	$766	$836	$2,365	$2,472
Short-term lease expense	40	37	105	105
Variable lease expense	5	—	10	—
Sublease income	(3)	(4)	(12)	(9)
Total lease expense	$808	$869	$2,468	$2,568
Other Information
Cash paid for amounts included in the measurement of lease liabilities-
operating cash flows for operating leases	768	845	2,382	2,446
Operating Lease - Operating cash flows (Liability reduction)	640	701	1,975	2,041
ROU assets obtained in exchange for new operating lease liabilities	—	77	596	1,160

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

At September 30, 2023, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered well capitalized

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

for regulatory purposes. The capital levels of both the Company and the Bank at September 30, 2023 also exceeded the minimum capital requirements, including the currently applicable capital conservation buffer of 2.5%.

The Company’s and the Bank’s actual regulatory capital ratios as of September 30, 2023 and December 31, 2022 are presented in the table below.

					Minimum Required to be
					Considered "Well Capitalized"
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)

HarborOne Bancorp, Inc.
September 30, 2023
Common equity Tier 1 capital to risk-weighted assets	$570,586	12.0%	$213,499	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	570,586	12.0	284,665	6.0	N/A	N/A
Total capital to risk-weighted assets	651,143	13.7	379,554	8.0	N/A	N/A
Tier 1 capital to average assets	570,586	10.1	224,874	4.0	N/A	N/A

December 31, 2022
Common equity Tier 1 capital to risk-weighted assets	$592,610	12.8%	$208,541	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	592,610	12.8	278,054	6.0	N/A	N/A
Total capital to risk-weighted assets	677,774	14.6	370,739	8.0	N/A	N/A
Tier 1 capital to average assets	592,610	11.5	205,897	4.0	N/A	N/A

HarborOne Bank
September 30, 2023
Common equity Tier 1 capital to risk-weighted assets	$543,025	11.5%	$213,410	4.5%	$308,259	6.5%
Tier 1 capital to risk-weighted assets	543,025	11.5	284,547	6.0	379,396	8.0
Total capital to risk-weighted assets	595,582	12.6	379,396	8.0	474,245	10.0
Tier 1 capital to average assets	543,025	9.7	224,848	4.0	281,060	5.0

December 31, 2022
Common equity Tier 1 capital to risk-weighted assets	$525,522	11.3%	$208,447	4.5%	$301,090	6.5%
Tier 1 capital to risk-weighted assets	525,522	11.3	277,929	6.0	370,572	8.0
Total capital to risk-weighted assets	575,686	12.4	370,572	8.0	463,215	10.0
Tier 1 capital to average assets	525,522	10.2	205,874	4.0	257,342	5.0

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

The following table presents changes in accumulated other comprehensive (loss) income by component for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023				2022

		Available	Cash		Available	Cash
	Postretirement	for Sale	Flow		for Sale	Flow
	Benefit	Securities	Hedge	Total	Securities	Hedge	Total

	(in thousands)

Balance at beginning of period	$112	$(51,847)	$5,445	$(46,290)	$(38,892)	$4,625	$(34,267)

Other comprehensive income (loss) before reclassifications	—	(14,718)	598	(14,120)	(20,554)	2,658	(17,896)
Amounts reclassified from accumulated other comprehensive (loss) income	(20)	—	(1,221)	(1,241)	—	(420)	(420)
Net current period other comprehensive (loss) income	(20)	(14,718)	(623)	(15,361)	(20,554)	2,238	(18,316)
Related tax effect	—	4,487	175	4,662	4,530	(628)	3,902
Balance at end of period	$92	$(62,078)	$4,997	$(56,989)	$(54,916)	$6,235	$(48,681)

	Nine Months Ended September 30,
	2023				2022

		Available	Cash		Available	Cash
	Postretirement	for Sale	Flow		for Sale	Flow
	Benefit	Securities	Hedge	Total	Securities	Hedge	Total

	(in thousands)

Balance at beginning of period	$150	$(53,212)	$5,980	$(47,082)	$(2,834)	$1,197	$(1,637)

Other comprehensive (loss) income before reclassifications	1	(12,995)	2,005	(10,989)	(66,806)	7,386	(59,420)
Amounts reclassified from accumulated other comprehensive income (loss)	(59)	—	(3,373)	(3,432)	—	(380)	(380)
Net current period other comprehensive (loss) income	(58)	(12,995)	(1,368)	(14,421)	(66,806)	7,006	(59,800)
Related tax effect	—	4,129	385	4,514	14,724	(1,968)	12,756
Balance at end of period	$92	$(62,078)	$4,997	$(56,989)	$(54,916)	$6,235	$(48,681)

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

14.	FAIR VALUE OF ASSETS AND LIABILITIES

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

The following methods and assumptions were used by the Company in estimating fair value disclosures:

Debt Securities – Available-for-sale debt securities are recorded at fair value on a recurring basis. When available, the Company uses quoted market prices to determine the fair value of debt securities; such items are classified as Level 1. There were no Level 1 securities held at September 30, 2023 and December 31, 2022.

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

Debt securities not actively traded whose fair value is determined through the use of cash flows utilizing inputs that are unobservable are classified as Level 3. There were no Level 3 securities held at September 30, 2023 and December 31, 2022.

Loans held for sale - The fair value of mortgage loans held for sale is estimated based on current market prices for similar loans in the secondary market and therefore are classified as Level 2 assets. There were no mortgage loans held for sale 90 days or more past due as of September 30, 2023 and December 31, 2022.

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

Derivatives

Derivatives designated as hedging instrument - The Company works directly with a third-party vendor to provide periodic valuations for its interest-rate risk-management agreements to determine fair value of its interest rate swaps executed for interest-rate risk management. The vendor utilizes standard valuation methodologies applicable to interest rate derivatives based on readily observable market data and are therefore considered Level 2 valuations.

Forward loan sale commitments and derivative loan commitments - Forward loan sale commitments and derivative loan commitments are based on fair values of the underlying mortgage loans and the probability of such commitments being exercised. The assumptions for pull-through rates are derived from internal data and adjusted using management judgment. Derivative loan commitments include the value of servicing rights and non-refundable costs of originating the loan based on the Company’s internal cost analysis that is not observable. The weighted average pull-through rate for derivative loan commitments was approximately 93% and 91% at September 30, 2023 and December 31, 2022, respectively.

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

Although the Company has determined that the majority of the inputs used to value its interest rate swaps and risk participation agreements fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with interest rate contracts and risk participation agreements utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of September 30, 2023 and December 31, 2022, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company classified its derivative valuations in their entirety as Level 2.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

				Total
	Level 1	Level 2	Level 3	Fair Value

	(in thousands)

September 30, 2023
Assets

Securities available for sale	$—	$271,078	$—	$271,078
Loans held for sale	—	17,796	—	17,796
Mortgage servicing rights	—	49,201	—	49,201
Derivatives	—	42,298	724	43,022
	$—	$380,373	$724	$381,097
Liabilities

Derivatives	$—	$33,889	$111	$34,000

December 31, 2022
Assets

Securities available for sale	$—	$301,149	$—	$301,149
Loans held for sale	—	18,544	—	18,544
Mortgage servicing rights	—	48,138	—	48,138
Derivatives	—	36,839	487	37,326
	$—	$404,670	$487	$405,157
Liabilities

Derivatives	$—	$28,525	$104	$28,629

The table below presents, for the three and nine months ended September 30, 2023 and 2022, the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)

Assets: Derivative and Forward Loan Sale Commitments:

Balance at beginning of period	$783	$1,344	$487	$1,583

Total gains (losses) included in net income (1)	(59)	891	237	652
Balance at end of period	$724	$2,235	$724	$2,235

Changes in unrealized gains relating to instruments at period end	$724	$2,235	$724	$2,235

Liabilities: Derivative and Forward Loan Sale Commitments:

Balance at beginning of period	$(85)	$(239)	$(104)	$(189)

Total gains (losses) included in net income (1)	(26)	(120)	(7)	(170)
Balance at end of period	$(111)	$(359)	$(111)	$(359)

Changes in unrealized losses relating to instruments at period end	$(111)	$(359)	$(111)	$(359)

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

	September 30,			December 31,
	2023			2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

	(in thousands)

Collateral-dependent impaired loans	$—	$—	$7,340	$—	$—	$349

Losses in the following table represent the amount of the fair value adjustments recorded during the period on the carrying value of the assets held at September 30, 2023 and December 31, 2022, respectively. Losses on fully charged off loans are not included in the table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)

Collateral-dependent impaired loans	$178	$92	$3,116	$840

The table below presents quantitative information about significant unobservable inputs (Level 3) for assets measured at fair value on a nonrecurring basis at the dates indicated.

	Fair Value
	September 30,	December 31,	Valuation Technique
	2023	2022

	(in thousands)

Collateral-dependent impaired loans	$7,340	$349	Sales Comparison Approach (1)

(1) Fair value is generally determined through independent appraisals of the underlying collateral, which includes unobservable inputs such as adjustments for differences between the comparable sales. The Company may also use another source of collateral assessment to determine a reasonable estimate of the fair value of the collateral. Appraisals may be adjusted by Management for qualitative factors and estimated liquidation expenses. Generally, appraisals for residential real estate and commercial real estate loan are discounted 20%. Commercial and industrial appraisals are generally discounted 25%-50%. Management may take larger discounts to reflect market liquidity for certain types of assets not addressed in the appraisals.

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

	September 30, 2023
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total

	(in thousands)

Financial assets:
Cash and cash equivalents	$246,784	$246,784	$—	$—	$246,784
Securities available for sale	271,078	—	271,078	—	271,078
Securities held to maturity	19,795	—	18,683	—	18,683
Federal Home Loan Bank stock	23,378	N/A	N/A	N/A	N/A
Loans held for sale	17,796	—	17,796	—	17,796
Loans, net	4,674,542	—	—	4,451,754	4,451,754
Retirement plan annuities	15,023	—	—	15,023	15,023
Accrued interest receivable	17,506	—	17,506	—	17,506
Derivatives	43,022	—	42,298	724	43,022

Financial liabilities:
Deposits	4,409,958	—	—	4,389,434	4,389,434
Borrowed funds	475,470	—	472,875	—	472,875
Subordinated debt	34,380	—	—	34,099	34,099
Mortgagors' escrow accounts	10,155	—	—	10,155	10,155
Accrued interest payable	4,623	—	4,623	—	4,623
Derivatives	34,000	—	33,889	111	34,000

	December 31, 2022
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total

	(in thousands)

Financial assets:
Cash and cash equivalents	$98,017	$98,017	$—	$—	$98,017
Securities available for sale	301,149	—	301,149	—	301,149
Securities held to maturity	19,949	—	19,274	—	19,274
Federal Home Loan Bank stock	20,071	N/A	N/A	N/A	N/A
Loans held for sale	18,544	—	18,544	—	18,544
Loans, net	4,504,434	—	—	4,383,613	4,383,613
Retirement plan annuities	14,630	—	—	14,630	14,630
Accrued interest receivable	15,139	—	15,139	—	15,139
Derivatives	37,326	—	36,839	487	37,326

Financial liabilities:
Deposits	4,189,499	—	—	4,166,796	4,166,796
Borrowed funds	400,675	—	399,655	—	399,655
Subordinated debt	34,285	—	—	28,221	28,221
Mortgagors' escrow accounts	9,537	—	—	9,537	9,537
Accrued interest payable	2,325	—	2,325	—	2,325
Derivatives	28,629	—	28,525	104	28,629

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

15.	EARNINGS PER SHARE

Basic EPS represents net income attributable to common shareholders divided by the weighted-average number of common shares outstanding during the period. Non-vested restricted shares that are participating securities are included in the computation of basic EPS. Diluted EPS is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding, plus the effect of potential dilutive common stock equivalents outstanding during the period. At September 30, 2023 and 2022, respectively, potential common shares of 1,193,036 and 4,255 were considered to be anti-dilutive and excluded from EPS.

The following table presents earnings per common share.

	Three Months Ended September 30,
	2023	2022

Net income available to common stockholders (in thousands)	$8,412	$13,758

Average number of common shares outstanding	46,369,111	49,626,152
Less: Average unallocated ESOP shares and non-vested restricted shares	(3,492,218)	(3,795,415)
Weighted average number of common shares outstanding used to calculate basic earnings per common share	42,876,893	45,830,737
Dilutive effect of share-based compensation	106,584	589,790
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	42,983,477	46,420,527

Earnings per common share:
Basic	$0.20	$0.30
Diluted	$0.20	$0.30

	Nine Months Ended September 30,
	2023	2022

Net income available to common stockholders (in thousands)	$23,188	$36,012

Average number of common shares outstanding	47,133,894	50,738,918
Less: Average unallocated ESOP shares and non-vested restricted shares	(3,541,940)	(3,863,606)
Weighted average number of common shares outstanding used to calculate basic earnings per common share	43,591,954	46,875,312
Dilutive effect of share-based compensation	201,183	666,335
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	43,793,137	47,541,647

Earnings per common share:
Basic	$0.53	$0.77
Diluted	$0.53	$0.76

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

16.	REVENUE RECOGNITION

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Information about the reportable segments and reconciliation to the unaudited interim Consolidated Financial Statements at September 30, 2023 and 2022 and for the three and nine months ended September 30, 2023 and 2022 is presented in the tables below.

	Three Months Ended September 30, 2023
	HarborOne	HarborOne
	Bank	Mortgage	Consolidated

	(in thousands)

Net interest and dividend income	$31,468	$199	$31,080
Benefit for credit losses	(113)	—	(113)
Net interest and dividend income, after benefit for credit losses	31,581	199	31,193
Mortgage banking income:
Gain on sale of mortgage loans	—	2,704	2,704
Intersegment gain (loss)	(198)	249	—
Changes in mortgage servicing rights fair value	18	107	125
Other	188	2,082	2,270
Total mortgage banking income	8	5,142	5,099
Other noninterest income (loss)	6,503	(4)	6,499
Total noninterest income	6,511	5,138	11,598
Noninterest expense	26,272	5,490	31,872
Income (loss) before income taxes	11,820	(153)	10,919
Provision (benefit) for income taxes	2,716	(15)	2,507
Net income (loss)	$9,104	$(138)	$8,412

	Nine Months Ended September 30, 2023
	HarborOne	HarborOne
	Bank	Mortgage	Consolidated

	(in thousands)

Net interest and dividend income	$98,520	$646	$97,578
Provision for credit losses	5,036	—	5,036
Net interest and dividend income, after provision for credit losses	93,484	646	92,542
Mortgage banking income:
Gain on sale of mortgage loans	—	8,228	8,228
Intersegment gain (loss)	(904)	793	—
Changes in mortgage servicing rights fair value	(89)	(1,042)	(1,131)
Other	584	6,214	6,798
Total mortgage banking income (loss)	(409)	14,193	13,895
Other noninterest income	19,059	(4)	19,055
Total noninterest income	18,650	14,189	32,950
Noninterest expense	78,655	16,305	95,106
Income (loss) before income taxes	33,479	(1,470)	30,386
Provision (benefit) for income taxes	8,024	(348)	7,198
Net income (loss)	$25,455	$(1,122)	$23,188

Total assets at period end	$5,672,956	$113,619	$5,664,387
Goodwill at period end	$59,042	$10,760	$69,802

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

	Three Months Ended September 30, 2022

	HarborOne	HarborOne
	Bank	Mortgage	Consolidated

	(in thousands)

Net interest and dividend income	$39,373	$437	$39,332
Provision for credit losses	668	—	668
Net interest and dividend income, after provision for credit losses	38,705	437	38,664
Mortgage banking income:
Gain on sale of mortgage loans	—	3,809	3,809
Intersegment gain (loss)	(904)	698	—
Changes in mortgage servicing rights fair value	164	1,652	1,816
Other	218	2,235	2,453
Total mortgage banking income (loss)	(522)	8,394	8,078
Other noninterest income (loss)	6,180	(13)	6,167
Total noninterest income	5,658	8,381	14,245
Noninterest expense	27,707	6,610	34,473
Income before income taxes	16,656	2,208	18,436
Provision for income taxes	4,166	687	4,678
Net income	$12,490	$1,521	$13,758

	Nine Months Ended September 30, 2022

	HarborOne	HarborOne
	Bank	Mortgage	Consolidated

	(in thousands)

Net interest and dividend income	$110,043	$1,198	$109,797
Provision for credit losses	3,552	—	3,552
Net interest and dividend income, after provision for credit losses	106,491	1,198	106,245
Mortgage banking income:
Gain on sale of mortgage loans	—	13,669	13,669
Intersegment gain (loss)	(2,607)	2,632	—
Changes in mortgage servicing rights fair value	881	7,082	7,963
Other	670	6,953	7,623
Total mortgage banking income (loss)	(1,056)	30,336	29,255
Other noninterest income	18,151	3	18,154
Total noninterest income	17,095	30,339	47,409
Noninterest expense	81,663	21,613	104,262
Income before income taxes	41,923	9,924	49,392
Provision for income taxes	11,273	2,777	13,380
Net income	$30,650	$7,147	$36,012

Total assets at period end	$5,000,963	$132,431	$4,987,643
Goodwill at period end	$59,042	$10,760	$69,802

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section is intended to assist in the understanding of the financial performance of the Company and its subsidiaries through a discussion of our financial condition at September 30, 2023, and our results of operations for the three and nine months ended September 30, 2023 and 2022. This section should be read in conjunction with the unaudited interim Consolidated Financial Statements and Notes thereto of the Company appearing in Part I, Item 1 of this Form 10-Q.

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

The Company enacted cost-savings measures and operational efficiencies throughout 2023 that will result in approximately $4.6 million in pre-tax annual savings.

The Company has cash and available-for-sale securities representing 9.1% of assets at September 30, 2023. The Company maintains the ability to access contingent liquidity at the FHLB and the FRBB totaling $1.3 billion and $861.1 million at September 30, 2023 and December 31, 2022, respectively. Management considers the Company’s current liquidity position to be adequate to meet both short-term and long-term liquidity needs. Refer to the section “Liquidity Management and Capital Resources” for additional information. Additionally, the Company and Bank are above the standards to be considered well-capitalized under regulatory requirements. Refer to “Note 12. Minimum Regulatory Capital Requirements,” included in this report.

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

Comparison of Financial Condition at September 30, 2023 and December 31, 2022

Total Assets.  Total assets increased $304.8 million, or 5.7%, to $5.66 billion at September 30, 2023 from $5.36 billion at December 31, 2022. The increase primarily reflects an increase of $149.9 million in short-term investments and a $173.2 million increase in loans. The increase in short-term investments reflects management’s proactive liquidity-enhancing measures in response to financial industry concerns.

Cash and Cash Equivalents.  Cash and cash equivalents increased $148.8 million to $246.8 million at September 30, 2023 from $98.0 million at December 31, 2022, primarily due to an increase in short-term investments.

Loans Held for Sale.  Loans held for sale at September 30, 2023 were $17.8 million, a decrease of $748,000 from $18.5 million at December 31, 2022.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Loans, net.  Net loans increased $170.1 million, or 3.8%, to $4.67 billion at September 30, 2023 from $4.50 billion at December 31, 2022. The following table sets forth information concerning the composition of loans:

.02
	September 30,	December 31,	Increase (Decrease)
	2023	2022	Dollars	Percent

	(dollars in thousands)

Residential real estate:
One- to four-family	$1,513,326	$1,432,263	$81,063	5.7%
Second mortgage and equity lines of credit	174,814	166,219	8,595	5.2
Residential construction	20,272	35,837	(15,565)	(43.4)
Total residential real estate loans	1,708,412	1,634,319	74,093	4.5
Commercial:
Commercial real estate	2,349,886	2,250,344	99,542	4.4
Commercial construction	191,224	199,311	(8,087)	(4.1)
Commercial and industrial	450,547	424,275	26,272	6.2
Total commercial loans	2,991,657	2,873,930	117,727	4.1

Consumer loans	24,247	41,421	(17,174)	(41.5)
Total loans before basis adjustment	4,724,316	4,549,670	174,646	3.8 `
Basis adjustment associated with fair value hedge (1)	(1,462)	—	(1,462)	(100.0)
Total loans	4,722,854	4,549,670	173,184	3.8
Allowance for credit losses on loans	(48,312)	(45,236)	(3,076)	6.8
Loans, net	$4,674,542	$4,504,434	$170,108	3.8%

(1) Represents the basis adjustment associated with the application of hedge accounting on certain residential real estate loans. Refer to Note 10 - Derivatives.

The increase in net loans is primarily due to commercial real estate and residential real estate loan growth. Management continues to seek prudent commercial lending opportunities to deepen relationships with existing customers and develop new relationships with strong borrowers. The ACL was $48.3 million at September 30, 2023 and $45.2 million at December 31, 2022. See additional disclosure in the Asset Quality section below.

Securities.  Investment securities available for sale at September 30, 2023 were $271.1 million, a decrease of $30.0 million, or 10.0%, from $301.1 million at December 31, 2022. Securities available for sale were negatively impacted by unrealized losses of $81.3 million and $68.3 million as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023 and December 31, 2022, the gross unrealized loss positions were primarily related to mortgage-backed securities and other obligations issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Total gross unrealized losses were primarily attributable to changes in interest rates relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.

Securities held to maturity amounted to $19.8 million at September 30, 2023 and $19.9 million at December 31, 2022, with a fair value of $18.7 million and $19.3 million, respectively.

Mortgage servicing rights.  MSRs are created as a result of our mortgage banking origination activities and accounted for at fair value. At September 30, 2023, we serviced mortgage loans for others with an aggregate outstanding principal balance of $3.59 billion. Total MSRs were $49.2 million at September 30, 2023 and $48.1 million at December 31, 2022. The change in total MSRs for the nine months ended September 30, 2023 reflects additions of $2.2 million, amortization from loan repayment of $1.5 million and a positive fair value mark of $363,000.

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

Deposits.  Deposits increased $220.5 million, or 5.3%, to $4.41 billion at September 30, 2023 from $4.19 billion at December 31, 2022. The following table sets forth information concerning the composition of deposits:

	September 30,	December 31,	Increase (Decrease)
	2023	2022	Dollars	Percent

	(dollars in thousands)

Noninterest-bearing deposits	$708,847	$762,576	$(53,729)	(7.0)%
NOW accounts	289,085	297,625	(8,540)	(2.9)
Regular savings	1,324,635	1,468,172	(143,537)	(9.8)
Money market accounts	470,499	451,663	18,836	4.2
Term certificate accounts	846,568	494,599	351,969	71.2
Consumer and business deposits	3,639,634	3,474,635	164,999	4.7
Municipal deposits	493,383	413,484	79,899	19.3
Brokered deposits	276,941	301,380	(24,439)	(8.1)
Total deposits	$4,409,958	$4,189,499	$220,459	5.3%

Reciprocal deposits	$177,271	$28,560	$148,711	520.7%

The growth in deposits was driven by an increase of $352.0 million in term certificate accounts, $79.9 million in municipal deposits and $18.8 million in money market accounts. We participate in a reciprocal deposit program that provides access to FDIC-insured deposit products in aggregate amounts exceeding the current limits for depositors. Total deposits included $177.3 million in reciprocal deposits. The brokered deposits provide a channel for the Company to seek additional funding outside the Company’s core market.

The total of estimated deposits in excess of the FDIC insurance limits amounted to $1.49 billion and $1.56 billion as of September 30, 2023 and December 31, 2022, respectively. On February 24, 2023, at 5 p.m. local time, the Bank exited the DIF, which insures deposits in excess of FDIC-insured limits. All customer non-certificate deposits as of that date and time will remain covered by DIF insurance for one year until February 24, 2024. Certificates of deposit as of that date and time will remain covered by DIF insurance until their maturity date. Including DIF excess insurance coverage, insured deposits are approximately 85% of total deposits, including Bank subsidiary deposits. In addition, certain municipal deposits exceeding the deposit insurance limits have been collateralized through letters of credit offered by the FHLB.

The Company calculates its uninsured deposits based on the guidance provided by the FDIC for regulatory reporting purposes, which includes subsidiary deposits.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The following table summarizes uninsured deposits at September 30, 2023:

	September 30,	December 31,
	2023	2022

	(in thousands)

Uninsured deposits, per regulatory reporting requirements	$1,488,028	$1,557,581
Less: Subsidiary deposits	339,594	294,062
Collateralized deposits	9,500	—
Uninsured deposits, after exclusions	$1,138,934	$1,263,519

Uninsured deposits, after excluding subsidiary deposits and collateralized deposits, represented 26% of total deposits at September 30, 2023. Management believes that this provides a more informative view of deposits at risk, as subsidiary deposits are eliminated in consolidation and collateralized deposits are secured.

Borrowed Funds.  FHLB borrowings increased $74.8 million to $475.5 million at September 30, 2023 from $400.7 million at December 31, 2022. At September 30, 2023, FHLB short-term borrowings were $250.0 million. As of September 30, 2023, the Bank had $1.28 billion in available borrowing capacity across multiple relationships.

Stockholders’ equity.  Total stockholders’ equity was $584.6 million at September 30, 2023, compared to $617.0 million at December 31, 2022 and $611.4 million at September 30, 2022. Stockholders’ equity decreased 5.2% when compared to the year end, as earnings were offset by share repurchases. The Company completed its fifth share repurchase on April 13, 2023 of 2,450,208 shares at an average price of $13.01, including $0.13 per share of excise tax. The Company commenced a sixth share repurchase program during the third quarter of 2023, repurchasing 652,523 shares at an average price of $9.93, including $0.10 per share of excise tax, during the three months ended September 30, 2023.

The tangible-common-equity-to-tangible-assets ratio was 9.17% at September 30, 2023, 10.31% at December 31, 2022, and 10.97% at September 30, 2022. At September 30, 2023, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The capital levels of both the Company and the Bank at September 30, 2023, also exceeded the minimum capital requirements, including the currently applicable capital conservation buffer of 2.5%. Regulatory capital ratios are not impacted by the decline in other comprehensive income as a result of the unrealized losses on available-for-sale investment securities.

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2023 and 2022

HarborOne Bancorp, Inc. Consolidated

Overview.  Consolidated net income for the three and nine months ended September 30, 2023 was $8.4 million and $23.2 million, respectively, compared to net income of $13.8 million and $36.0 million for the three and nine months ended September 30, 2022.

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

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

	Three Months Ended September 30,
	2023			2022
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Cost (8)	Balance	Interest	Cost (8)

	(dollars in thousands)

Interest-earning assets:
Investment securities (1)	$375,779	$2,003	2.11%	$390,577	$1,971	2.00%
Other interest-earning assets	207,234	2,667	5.11	27,723	143	2.05
Loans held for sale	20,919	370	7.02	28,046	377	5.33
Loans
Commercial loans (2)(3)	2,980,817	40,438	5.38	2,522,359	28,298	4.45
Residential real estate loans (3)(4)	1,700,383	17,525	4.09	1,470,305	12,972	3.50
Consumer loans (3)	25,126	412	6.51	63,220	795	4.99
Total loans	4,706,326	58,375	4.92	4,055,884	42,065	4.11
Total interest-earning assets	5,310,258	63,415	4.74	4,502,230	44,556	3.93
Noninterest-earning assets	314,030			308,734
Total assets	$5,624,288			$4,810,964
Interest-bearing liabilities:
Savings accounts	$1,360,728	6,787	1.98	$1,293,598	1,211	0.37
NOW accounts	274,329	75	0.11	305,777	42	0.05
Money market accounts	910,694	8,355	3.64	893,452	1,382	0.61
Certificates of deposit	818,182	7,212	3.50	486,923	787	0.64
Brokered deposits	287,428	2,610	3.60	102,875	69	0.27
Total interest-bearing deposits	3,651,361	25,039	2.72	3,082,625	3,491	0.45
FHLB and FRB borrowings	508,001	6,439	5.03	196,036	1,209	2.45
Subordinated debentures	34,364	606	7.00	34,237	524	6.07
Total borrowings	542,365	7,045	5.15	230,273	1,733	3.00
Total interest-bearing liabilities	4,193,726	32,084	3.04	3,312,898	5,224	0.63
Noninterest-bearing liabilities:
Noninterest-bearing deposits	705,009			789,214
Other noninterest-bearing liabilities	126,742			80,304
Total liabilities	5,025,477			4,182,416
Total equity	598,811			628,548
Total liabilities and equity	$5,624,288			$4,810,964
Tax equivalent net interest income		31,331			39,332
Tax equivalent interest rate spread (5)			1.70%			3.30%
Less: tax equivalent adjustment		251			—
Net interest income as reported		$31,080			$39,332
Net interest-earning assets (6)	$1,116,532			$1,189,332
Net interest margin (7)			2.32%			3.47%
Tax equivalent effect			0.02			—
Net interest margin on a fully tax equivalent basis			2.34%			3.47%
Ratio of interest-earning assets to interest-bearing liabilities	126.62%			135.90%

Supplemental information:
Total deposits, including demand deposits	$4,356,370	$25,039		$3,871,839	$3,491
Cost of total deposits			2.28%			0.36%
Total funding liabilities, including demand deposits	$4,898,735	$32,084		$4,102,112	$5,224
Cost of total funding liabilities			2.60%			0.51%

(1) Includes securities available for sale and securities held to maturity.

(2) Includes industrial revenue bonds for the quarter ended September 30, 2023. Interest income from tax exempt loans is computed on a taxable equivalent basis using a rate of 21% for the quarters presented. The yield on commercial loans before tax equivalent adjustment at September 30, 2023 was 5.35%.

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
(8) Annualized.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

	Nine Months Ended September 30,
	2023			2022
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Cost (8)	Balance	Interest	Cost (8)

	(dollars in thousands)

Interest-earning assets:
Investment securities (1)	$381,572	$6,117	2.14%	$391,786	$5,545	1.89%
Other interest-earning assets	170,377	6,405	5.03	80,540	335	0.56
Loans held for sale	19,557	982	6.71	29,114	972	4.46
Loans
Commercial loans (2)(3)	2,940,483	116,116	5.28	2,400,290	75,688	4.22
Residential real estate loans (3)(4)	1,676,979	49,598	3.95	1,341,508	34,296	3.42
Consumer loans (3)	30,112	1,350	5.99	89,934	3,179	4.73
Total loans	4,647,574	167,064	4.81	3,831,732	113,163	3.95
Total interest-earning assets	5,219,080	180,568	4.63	4,333,172	120,015	3.70
Noninterest-earning assets	310,826			315,781
Total assets	$5,529,906			$4,648,953
Interest-bearing liabilities:
Savings accounts	$1,413,553	18,397	1.74	$1,242,533	2,203	0.24
NOW accounts	276,872	170	0.08	306,115	116	0.05
Money market accounts	846,235	19,849	3.14	879,310	2,320	0.35
Certificates of deposit	693,941	15,170	2.92	497,744	2,186	0.59
Brokered deposits	299,665	7,428	3.31	100,969	306	0.41
Total interest-bearing deposits	3,530,266	61,014	2.31	3,026,671	7,131	0.32
FHLB and FRB borrowings	541,034	19,658	4.86	96,015	1,516	2.11
Subordinated debentures	34,331	1,653	6.44	34,206	1,571	6.14
Total borrowings	575,365	21,311	4.95	130,221	3,087	3.17
Total interest-bearing liabilities	4,105,631	82,325	2.68	3,156,892	10,218	0.43
Noninterest-bearing liabilities:
Noninterest-bearing deposits	712,815			765,479
Other noninterest-bearing liabilities	105,732			80,727
Total liabilities	4,924,178			4,003,098
Total equity	605,728			645,855
Total liabilities and equity	$5,529,906			$4,648,953
Tax equivalent net interest income		98,243			109,797
Tax equivalent interest rate spread (5)			1.95%			3.27%
Less: tax equivalent adjustment		665			—
Net interest income as reported		$97,578			$109,797
Net interest-earning assets (6)	$1,113,449			$1,176,280
Net interest margin (7)			2.50%			3.39%
Tax equivalent effect			0.02			—
Net interest margin on a fully tax equivalent basis			2.52%			3.39%
Ratio of interest-earning assets to interest-bearing liabilities	127.12%			137.26%

Supplemental information:
Total deposits, including demand deposits	$4,243,081	$61,014		$3,792,150	$7,131
Cost of total deposits			1.92%			0.25%
Total funding liabilities, including demand deposits	$4,818,446	$82,325		$3,922,371	$10,218
Cost of total funding liabilities			2.28%			0.35%

(1) Includes securities available for sale and securities held to maturity.

(2) Includes industrial revenue bonds for the nine months ended September 30, 2023. Interest income from tax exempt loans is computed on a taxable equivalent basis using a rate of 21%. The yield on commercial loans before tax equivalent adjustment at September 30, 2023 was 5.25%.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023 v. 2022			2023 v. 2022
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to Changes in		Increase	Due to Changes in		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(in thousands)

Interest-earning assets:
Investment securities	$(76)	$108	$32	$(148)	$720	$572
Other interest-earning assets	2,050	474	2,524	740	5,330	6,070
Loans held for sale	(108)	101	(7)	(384)	394	10
Loans
Commercial loans	5,643	6,497	12,140	19,060	21,368	40,428
Residential real estate loans	2,194	2,359	4,553	9,403	5,899	15,302
Consumer loans	(574)	191	(383)	(2,522)	693	(1,829)
Total loans	7,263	9,047	16,310	25,941	27,960	53,901
Total interest-earning assets	9,129	9,730	18,859	26,149	34,404	60,553
Interest-bearing liabilities:
Savings accounts	66	5,510	5,576	344	15,850	16,194
NOW accounts	(4)	37	33	(12)	66	54
Money market accounts	27	6,946	6,973	(92)	17,621	17,529
Certificates of deposit	851	5,574	6,425	1,171	11,813	12,984
Brokered deposit	319	2,222	2,541	1,532	5,590	7,122
Total interest-bearing deposits	1,259	20,289	21,548	2,943	50,940	53,883
FHLB and FRB advances	3,144	2,086	5,230	14,165	3,977	18,142
Subordinated debentures	2	80	82	6	76	82
Total borrowings	3,146	2,166	5,312	14,171	4,053	18,224
Total interest-bearing liabilities	4,405	22,455	26,860	17,114	54,993	72,107
Change in net interest income	$4,724	$(12,725)	$(8,001)	$9,035	$(20,589)	$(11,554)

Interest and Dividend Income.  Interest and dividend income on a tax equivalent basis increased $18.9 million, or 42.3%, to $63.4 million for the three months ended September 30, 2023, compared to $44.6 million for the three months ended September 30, 2022. The significant components of the increase were:

●	Interest and fees on loans on a tax equivalent basis increased $16.3 million, or 38.8%, reflecting loan growth, and an 81-basis-point increase in the yield.

●	Interest income on other earning assets increased $2.5 million, or 1,765.0%, reflecting an increase in the average balance and interest rates of federal funds.

●	Interest income on securities increased $32,000, or 1.6%, primarily reflecting the increase in rate.

●	Interest on loans held for sale decreased $7,000, or 1.9%, reflecting the decrease in mortgage volume partially offset by the increase in rate.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Compared to the first nine months of 2022, interest and dividend income on a tax equivalent basis increased $60.6 million, or 50.5%, reflecting similar trends to the quarter-over-quarter results, increased volume and rates on interest-bearing assets.

Interest Expense.  Interest expense increased $26.9 million, or 514.1%, to $32.1 million for the three months ended September 30, 2023 from $5.2 million for the three months ended September 30, 2022. The significant components of the increase were:

●	Interest expense on deposits increased $21.5 million, or 617.2%, reflecting deposit growth, and a 227 basis-point increase in rates paid.
●	Interest expense on FHLB and FRBB borrowings increased $5.2 million, or 432.6%, reflecting an increase in the average balance and a 258-basis-point increase in the cost of FHLB borrowings.

Compared to the first nine months of 2022, interest expense increased $72.1 million, or 705.7%, reflecting similar trends to the quarter-over-quarter results, increased volume and rates on interest-bearing liabilities.

Net Interest and Dividend Income.  Net interest and dividend income on a tax equivalent basis decreased $8.0 million, or 20.3%, to $31.3 million for the three months ended September 30, 2023 from $39.3 million for the three months ended September 30, 2022 Although the average balance of interest bearing assets and liabilities increased $808.0 million and $880.8 million, respectively, rate increases on interest-bearing liabilities outpaced the increase in the yield on interest-earning assets by 160 basis points. The net interest spread was 1.70% for the three months ended September 30, 2023 compared to 3.30% for the three months ended September 30, 2022 and net interest margin on a full tax equivalent basis decreased 113 basis points to 2.34% for the three months ended September 30, 2023 from 3.47% for three months ended September 30,  2022.

Compared to the first nine months of 2022, net interest and dividend income on a tax equivalent basis decreased $11.6 million, or 10.5%, to $98.2 million from $109.8 million. The tax equivalent net interest spread decreased 132 basis points to 1.95% for the nine months ended September 30, 2023 from 3.27% for the nine months ended September 30, 2022, and net interest margin on a tax equivalent basis decreased by 87 basis points to 2.52% for the nine months ended September 30, 2023 from 3.39% for the nine months ended September 30, 2022.

Income Tax Provision.  The provision for income taxes and effective tax rate for the three months ended September 30, 2023 was $2.5 million and 23.0%, respectively, compared to $4.7 million and 25.4%, respectively, for the three months ended September 30, 2022.

The provision for income taxes and effective tax rate for the nine months ended September 30, 2023 was $7.2 million and 23.7%, respectively, compared to $13.4 million and 27.1%, respectively, for the nine months ended September 30, 2022.

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

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The tables below show the results of operations for the Company’s segments, HarborOne Bank and HarborOne Mortgage, for the three and nine months ended September 30, 2023 and 2022, and the increase or decrease in those results:

	HarborOne Bank				HarborOne Mortgage
	Three Months Ended				Three Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2023	2022	Dollars	Percent	2023	2022	Dollars	Percent

	(dollars in thousands)

Net interest and dividend income	$31,468	$39,373	$(7,905)	(20.1)%	$199	$437	$(238)	(54.5)%
Provision (benefit) for credit losses	(113)	668	(781)	(116.9)	—	—	—	—
Net interest and dividend income, after provision (benefit) for credit losses	31,581	38,705	(7,124)	(18.4)	199	437	(238)	(54.5)
Mortgage banking income:
Gain on sale of mortgage loans	—	—	—	—	2,704	3,809	(1,105)	(29.0)
Intersegment gain (loss)	(198)	(904)	706	78.1	249	698	(449)	(64.3)
Changes in mortgage servicing rights fair value	18	164	(146)	(89.0)	107	1,652	(1,545)	(93.5)
Other	188	218	(30)	(13.8)	2,082	2,235	(153)	(6.8)
Total mortgage banking income (loss)	8	(522)	530	101.5	5,142	8,394	(3,252)	(38.7)
Other noninterest income (loss)	6,503	6,180	323	5.2	(4)	(13)	9	69.2
Total noninterest income	6,511	5,658	853	15.1	5,138	8,381	(3,243)	(38.7)
Noninterest expense	26,272	27,707	(1,435)	(5.2)	5,490	6,610	(1,120)	(16.9)
Income (loss) before income taxes	11,820	16,656	(4,836)	(29.0)	(153)	2,208	(2,361)	(106.9)
Provision (benefit) for income taxes	2,716	4,166	(1,450)	(34.8)	(15)	687	(702)	(102.2)
Net income (loss)	$9,104	$12,490	$(3,386)	(27.1)%	$(138)	$1,521	$(1,659)	(109.1)%

	HarborOne Bank				HarborOne Mortgage
	Nine Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2023	2022	Dollars	Percent	2023	2022	Dollars	Percent

	(dollars in thousands)

Net interest and dividend income	$98,520	$110,043	$(11,523)	(10.5)%	$646	$1,198	$(552)	(46.1)%
Provision for credit losses	5,036	3,552	1,484	41.8	—	—	—	—
Net interest and dividend income, after provision for credit losses	93,484	106,491	(13,007)	(12.2)	646	1,198	(552)	(46.1)
Mortgage banking income:
Gain on sale of mortgage loans	—	—	—	—	8,228	13,669	(5,441)	(39.8)
Intersegment gain (loss)	(904)	(2,607)	1,703	65.3	793	2,632	(1,839)	(69.9)
Changes in mortgage servicing rights fair value	(89)	881	(970)	(110.1)	(1,042)	7,082	(8,124)	(114.7)
Other	584	670	(86)	(12.8)	6,214	6,953	(739)	(10.6)
Total mortgage banking income (loss)	(409)	(1,056)	647	61.3	14,193	30,336	(16,143)	(53.2)
Other noninterest income (loss)	19,059	18,151	908	5.0	(4)	3	(7)	(233.3)
Total noninterest income	18,650	17,095	1,555	9.1	14,189	30,339	(16,150)	(53.2)
Noninterest expense	78,655	81,663	(3,008)	(3.7)	16,305	21,613	(5,308)	(24.6)
Income (loss) before income taxes	33,479	41,923	(8,444)	(20.1)	(1,470)	9,924	(11,394)	(114.8)
Provision (benefit) for income taxes	8,024	11,273	(3,249)	(28.8)	(348)	2,777	(3,125)	(112.5)
Net income (loss)	$25,455	$30,650	$(5,195)	(16.9)%	$(1,122)	$7,147	$(8,269)	(115.7)%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

HarborOne Bank Segment

Results of Operations for the Three and Nine Months Ended September 30, 2023 and 2022

Net Income. The Bank’s net income decreased $3.4 million to $9.1 million for the three months ended September 30, 2023 compared to $12.5 million for the three months ended September 30, 2022. The decrease in net income reflects a decrease of $7.9 million, or 20.1%, in net interest and dividend income partially offset by a $853,000, or 15.1%, increase in noninterest income, a $1.4 million, or 5.2%, decrease in noninterest expense and a decrease in provision for credit losses of $781,000, or 116.9%.

Compared to the first nine months of 2022, the Bank’s net income for the nine months ended September 30, 2023 decreased $5.2 million to $25.5 million from $30.7 million. The decrease in net income reflects a decrease of $11.5 million, or 10.5%, in net interest and dividend income and an increase in provision for credit losses of $1.5 million, or 41.8%, partially offset by a $1.6 million, or 9.1%, increase in noninterest income and a $3.0 million, or 3.7%, decrease in noninterest expense.

Provision for Credit Losses.  The Bank recorded a reversal of provision for credit losses of $113,000 for the three months ended September 30, 2023, reflecting a $586,000 reversal of provision for unfunded commitments, partially offset by a $472,000 provision for loan credit losses, primarily for loan growth. For the nine months ended September 30, 2023 provision for credit losses were $5.0 million reflecting a $5.7 million provision for loan credit losses, primarily for loan growth and charge off replenishment, partially offset by a $682,000 reversal of provision for unfunded commitments. The Bank recorded provision for credit losses of $668,000 and $3.6 million for the three and nine months ended September 30, 2022.

Net recoveries totaled $18,000 for the quarter ended September 30, 2023, compared to net recoveries of $799,000, or 0.08% of average loans outstanding on an annualized basis, for the quarter ended September 30, 2022. Net charge-offs totaled $2.6 million, or 0.08% of average loans outstanding on an annualized basis for the nine months ended September 30, 2023, as compared to the net charge-offs of $1.4 million for the same period in 2022. At September 30, 2023, nonperforming assets were $18.8 million, and nonperforming assets to total assets were 0.33% as compared to $23.4 million and 0.47%, respectively, at September 30, 2022.

Noninterest Income.  Total noninterest income was $6.5 million and $18.7 million for the three and nine months ended September 30, 2023 compared to $5.7 million and $17.1 million for the respective prior year period. The following table sets forth the components of noninterest income:

	Three Months Ended September 30,		Increase (Decrease)
	2023	2022	Dollars	Percent

	(dollars in thousands)

Intersegment loss	$(198)	$(904)	$706	78.1%
Secondary market loan servicing fees, net of guarantee fees	188	218	(30)	(13.8)
Changes in mortgage servicing rights fair value	18	164	(146)	(89.0)
Total mortgage banking income (loss)	8	(522)	530	101.5%
Interchange fees	2,685	2,574	111	4.3
Other deposit account fees	2,447	2,296	151	6.6
Income on retirement plan annuities	146	119	27	22.7
Bank-owned life insurance income	531	503	28	5.6
Swap fee income	233	70	163	232.9
Other	461	618	(157)	(25.4)
Total noninterest income	$6,511	$5,658	$853	15.1%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

	Nine Months Ended September 30,		Increase (Decrease)
	2023	2022	Dollars	Percent

	(dollars in thousands)

Intersegment loss	$(904)	$(2,607)	$1,703	65.3%
Secondary market loan servicing fees, net of guarantee fees	584	670	(86)	(12.8)
Changes in mortgage servicing rights fair value	(89)	881	(970)	(110.1)
Total mortgage banking loss	(409)	(1,056)	647	61.3%
Interchange fees	7,877	7,754	123	1.6
Other deposit account fees	7,001	6,480	521	8.0
Income on retirement plan annuities	393	338	55	16.3
Bank-owned life insurance income	1,542	1,480	62	4.2
Swap fee income	688	112	576	514.3
Other	1,558	1,987	(429)	(21.6)
Total noninterest income	$18,650	$17,095	$1,555	9.1%

The primary reasons for the variances within the noninterest income categories shown in the preceding tables are noted below:

●	The Bank records an intersegment loss on loans purchased from HarborOne Mortgage that is offset in consolidation. The Bank purchased $132.4 million of residential mortgage loans from HarborOne Mortgage during the nine months ended September 30, 2023 as compared to $335.0 million for the prior year period.
●	The change in the MSR fair value is generally consistent with the change in key benchmark residential mortgage rates. As interest rates rise and prepayment speeds decrease, MSR fair value tends to increase. Conversely, when interest rates fall and prepayment speeds increase, MSR fair value tends to decrease. Continued interest rate increases will not necessarily equate to MSR fair value increases in the future as price caps impact the fair value calculation.
●	The increase in other deposit account fees reflects an increase in overdraft protection fees of $53,000 and $252,000 and an increase in fees on business accounts of $64,000 and $240,000 for the three and nine months ended September 30, 2023.
●	Swap fee income is collected and recorded at the time the swap contract is entered into, and therefore income fluctuates as a function of the swap agreements entered into in a period.
●	The year-to-date decrease in other noninterest income primarily reflects a positive credit valuation adjustment of $239,000 on the termination of an interest rate swap that was included in other noninterest income for the nine months ended September 30, 2022 and no such income in 2023.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Noninterest Expense.  Total noninterest expense was $26.3 million and $78.7 million for the three and nine months ended September 30, 2023 compared to $27.7 million and $81.7 million for the respective prior year period. The following table sets forth the components of noninterest expense:

	Three Months Ended September 30,		Increase (Decrease)
	2023	2022	Dollars	Percent

	(dollars in thousands)

Compensation and benefits	$15,238	$16,455	$(1,217)	(7.4)%
Occupancy and equipment	3,828	4,096	(268)	(6.5)
Data processing expenses	2,527	2,219	308	13.9
Loan expenses	128	68	60	88.2
Marketing	709	728	(19)	(2.6)
Deposit expenses	534	587	(53)	(9.0)
Postage and printing	330	358	(28)	(7.8)
Professional fees	914	1,258	(344)	(27.3)
Foreclosed and repossessed assets	2	—	2	—
Deposit insurance	1,004	357	647	181.2
Other expenses	1,058	1,581	(523)	(33.1)
Total noninterest expense	$26,272	$27,707	$(1,435)	(5.2)%

	Nine Months Ended September 30,		Increase (Decrease)
	2023	2022	Dollars	Percent

	(dollars in thousands)

Compensation and benefits	$45,069	$47,942	$(2,873)	(6.0)%
Occupancy and equipment	12,033	12,598	(565)	(4.5)
Data processing expenses	7,187	6,552	635	9.7
Loan expenses	311	298	13	4.4
Marketing	2,559	2,776	(217)	(7.8)
Deposit expenses	1,394	1,646	(252)	(15.3)
Postage and printing	1,170	1,128	42	3.7
Professional fees	2,609	3,419	(810)	(23.7)
Foreclosed and repossessed assets	(10)	18	(28)	(155.6)
Deposit insurance	2,690	1,060	1,630	153.8
Other expenses	3,643	4,226	(583)	(13.8)
Total noninterest expense	$78,655	$81,663	$(3,008)	(3.7)%

The primary reasons for the significant variances within the noninterest expense categories shown in the preceding table are noted below:

●	The decrease in compensation expense primarily reflects decreased expense related to incentive and benefit expenses and headcount reductions. For the three and nine months ended September 2023, compensation and benefits includes one-time severance costs of $252,000 and $786,000, respectively.

●	The decrease in occupancy expense reflects a decrease in utilities, building maintenance, and landscaping.

●	Data processing expenses increased due to an increase in core system processing fees.

●	The decrease in professional fees reflects a decrease in consulting services.

●	The increase in deposit insurance reflects a two-basis-point increase in the insurance rate.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

HarborOne Mortgage Segment

Results of Operations for the Three and Nine Months Ended September 30, 2023 and 2022

Net Income.  HarborOne Mortgage recorded a net loss of $138,000 and $1.1 million the three and nine months ended September 30, 2023, compared to net income of $1.5 million and $7.1 million for the prior year respective periods. The HarborOne Mortgage segment’s results are heavily impacted by prevailing rates, refinancing activity, and home sales.

Noninterest Income.  Total noninterest income was $5.1 million and $14.2 million for the three and nine months ended September 30, 2023 as compared to $8.4 million and $30.3 million for the respective prior year periods. Noninterest income is primarily from mortgage banking income, for which the following table provides further detail:

	Three Months Ended September 30,		Increase (Decrease)
	2023	2022	Dollars	Percent

	(dollars in thousands)

Gain on sale of mortgage loans	$2,704	$3,809	$(1,105)	(29.0)%
Intersegment gain	249	698	(449)	(64.3)
Processing, underwriting and closing fees	453	466	(13)	(2.8)
Secondary market loan servicing fees net of guarantee fees	1,629	1,769	(140)	(7.9)
Changes in mortgage servicing rights fair value	107	1,652	(1,545)	(93.5)
Total mortgage banking income	$5,142	$8,394	$(3,252)	(38.7)%

Originated mortgage servicing rights included in gain on sale of mortgage loans	$900	$915	$(15)	(1.6)%
Change in 10-year Treasury Constant Maturity rate in basis points	78	85

	Nine Months Ended September 30,		Increase (Decrease)
	2023	2022	Dollars	Percent

	(dollars in thousands)

Gain on sale of mortgage loans	$8,228	$13,669	$(5,441)	(39.8)%
Intersegment gain	793	2,632	(1,839)	(69.9)
Processing, underwriting and closing fees	1,155	1,723	(568)	(33.0)
Secondary market loan servicing fees net of guarantee fees	5,059	5,230	(171)	(3.3)
Changes in mortgage servicing rights fair value	(1,042)	7,082	(8,124)	(114.7)
Total mortgage banking income	$14,193	$30,336	$(16,143)	(53.2)%

Originated mortgage servicing rights included in gain on sale of mortgage loans	$2,193	$3,630	$(1,437)	(39.6)%
Change in 10-year Treasury Constant Maturity rate in basis points	71	231

The primary reasons for the significant variances in the noninterest income category shown in the preceding table are noted below:

●	The change in the MSR fair value is generally consistent with the change in key benchmark residential mortgage rates. As interest rates rise and prepayment speeds decrease, MSR fair value tends to increase. Conversely, when interest rates fall and prepayment speeds increase, MSR fair value tends to decrease. The change in the MSR fair value for the three and nine months ended September 30, 2023, reflects the increase of benchmark residential rates at

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

September 30, 2023, muted by MSR price caps used in the valuation model, offset with amortization related to principal payments. Continued interest rate increases will not necessarily equate to MSR fair value increases in the future.
●	Gain on sale of mortgages and processing, underwriting and closing fees decreased as mortgage demand remains weak on higher interest rates compared to the respective prior year period.
●	The decrease in the secondary market loan servicing fee net of guarantee fees reflects the decrease in the average serviced mortgage loans for the three and nine months ended September 30, 2023, as compared to the respective prior year periods.

The following tables provide additional loan production detail:

	Three Months Ended September 30,
	2023		2022
	Loan		Loan
	Amount	% of Total	Amount	% of Total

	(dollars in thousands)

Product Type
Conventional	$99,038	62.9%	$117,536	46.9%
Government	9,009	5.7	15,020	6.0
State Housing Agency	9,397	6.0	12,037	4.8
Jumbo	40,109	25.4	105,776	42.2
Seconds	20	0.0	95	0.1
Total	$157,573	100.0%	$250,464	100.0%

Purpose
Purchase	$143,205	90.9%	$228,934	91.4%
Refinance	11,841	7.5	15,007	6.0
Construction	2,527	1.6	6,523	2.6
Total	$157,573	100.0%	$250,464	100.0%

	Nine Months Ended September 30,
	2023		2022
	Loan		Loan
	Amount	% of Total	Amount	% of Total

	(dollars in thousands)

Product Type
Conventional	$253,219	55.6%	$421,436	52.6%
Government	32,935	7.2	44,784	5.6
State Housing Agency	27,296	6.0	30,112	3.7
Jumbo	141,802	31.2	305,291	38.1
Seconds	71	0.0	195	—
Total	$455,323	100.0%	$801,818	100.0%

Purpose
Purchase	$418,701	92.0%	$603,289	75.2%
Refinance	30,153	6.6	169,362	21.1
Construction	6,469	1.4	29,167	3.7
Total	$455,323	100.0%	$801,818	100.0%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Noninterest Expense.  Total noninterest expense was $5.5 million and $16.3 million for the three and nine months ended September 30, 2023 compared to $6.6 million and $21.6 million for the respective prior year periods. The following table sets forth the components of noninterest expense:

	Three Months Ended September 30,		Increase (Decrease)
	2023	2022	Dollars	Percent

	(dollars in thousands)

Compensation and benefits	$4,014	$4,788	$(774)	(16.2)%
Occupancy and equipment	567	691	(124)	(17.9)
Data processing expenses	21	92	(71)	(77.2)
Loan expenses	258	287	(29)	(10.1)
Marketing	85	122	(37)	(30.3)
Postage and printing	12	11	1	9.1
Professional fees	155	108	47	43.5
Other expenses	378	511	(133)	(26.0)
Total noninterest expense	$5,490	$6,610	$(1,120)	(16.9)%

	Nine Months Ended September 30,		Increase (Decrease)
	2023	2022	Dollars	Percent

	(dollars in thousands)

Compensation and benefits	$11,289	$15,974	$(4,685)	(29.3)%
Occupancy and equipment	1,956	2,094	(138)	(6.6)
Data processing expenses	110	259	(149)	(57.5)
Loan expenses	805	920	(115)	(12.5)
Marketing	341	278	63	22.7
Postage and printing	35	47	(12)	(25.5)
Professional fees	592	484	108	22.3
Other expenses	1,177	1,557	(380)	(24.4)
Total noninterest expense	$16,305	$21,613	$(5,308)	(24.6)%

The primary reasons for the significant variances within the noninterest expense categories shown in the preceding table are noted below:

●	The decrease in compensation and benefits primarily reflects decreased commission expense consistent with the changes in mortgage origination volumes and decreased staffing levels. For the three and nine months ended September 2023, compensation and benefits includes one-time severance costs of $110,000 and $359,000, respectively.

●	Loan expense primarily is for expenses to originate loans and is generally consistent with mortgage origination volumes;
●	The increase in marketing reflects increased advertising; and
●	The decrease in other expenses reflects decreased employment agency fees.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Asset Quality

The following table provides information with respect to our nonperforming assets at the dates indicated. We did not have any accruing loans past due 90 days or more at the dates presented.

	September 30,	December 31,
	2023	2022

	(dollars in thousands)

Non-accrual loans:
Residential real estate:
One- to four-family	$7,498	$8,927
Second mortgages and equity lines of credit	453	421
Commercial real estate	8,811	2,039
Commercial construction	—	—
Commercial and industrial	1,980	3,329
Consumer	41	70
Total non-accrual loans	18,783	14,786
Other real estate owned and repossessed assets:
One- to four-family residential real estate owned	—	—
Other repossessed assets	12	54
Total nonperforming assets	$18,795	$14,840

Period end allowance for credit losses balance	48,312	45,236
Period end total loan balance	4,722,854	4,549,670
Allowance for credit losses to total loans(1)	1.02%	0.99%
Allowance for credit losses to non-accrual loans	257.21%	305.94%
Total nonperforming loans to total loans (1)	0.40%	0.32%
Total nonperforming assets to total assets	0.33%	0.28%

(1) Total loans are presented before allowance for credit losses, but include deferred loan origination costs (fees), net, and the basis adjustment associated with the application of hedge accounting on certain residential real estate loans. Refer to Note 10 - Derivatives.

Credit quality performance has remained strong, with total nonperforming assets of $18.8 million at September 30, 2023, compared to $14.8 million at December 31, 2022 and $23.4 million at September 30, 2022. Nonperforming assets as a percentage of total assets were 0.33% at September 30, 2023, 0.28% at December 31, 2022, and 0.47% at September 30, 2022.

Management also continues to monitor certain sectors within the commercial real estate segment that may be particularly susceptible to increased credit risk as a result of trends that were precipitated by the COVID-19 pandemic and may be exacerbated by current economic conditions. This includes business-oriented hotels, non-anchored retail space, and metro office space. As of September 30, 2023, business-oriented hotels loans included 13 loans with a total outstanding balance of $114.4 million, non-anchored retail space loans included 30 loans with a total outstanding balance of $40.4 million, and metro office space loans included two loans with a total outstanding balance of $12.0 million. As of September 30, 2023, there was one metro office space loan with a carrying value of $7.0 million that was rated doubtful and on nonaccrual and one business-oriented hotel credit with a carrying value of $1.7 million that was rated substandard and on nonaccrual. The other loans in these groups were performing in accordance with their terms.

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

In estimating the ACL on loans, management considers the sensitivity of the model and significant judgments and assumptions that could result in an amount that is materially different from management’s estimate. Management performed a sensitivity analysis to understand the impact of hypothetical changes in qualitative loss factors on the ACL. The sensitivity analysis evaluated the impact of changes to commercial loan segments due to the concentration of the Bank’s ACL allocation in the total commercial portfolio. At September 30, 2023, the potential impact of changes to Management’s judgements on total commercial qualitative risk factors ranged between a $12.8 million reduction and $12.2 million increase in the ACL. This sensitivity analysis does not represent a change to management’s judgment, but rather provides a hypothetical result to assess the sensitivity of the ACL to a key input.

The ACL was $48.3 million, or 1.02% of total loans, at September 30, 2023, compared to $45.2 million, or 0.99% of total loans, at December 31, 2022. The ACL on individually analyzed loans amounted to $200,000, 1.07% of the carrying value of individually analyzed loans. The ACL on unfunded commitments, included in other liabilities on the unaudited Consolidated Balance Sheets, amounted to $4.2 million and $4.9 million at September 30, 2023 and December 31, 2022, respectively.

The following table sets forth the breakdown of the ACL by loan category at the dates indicated:

	September 30, 2023			December 31, 2022
		% of			% of
		Allowance			Allowance
		Amount to	% of Loans		Amount to	% of Loans
		Total	in Category		Total	in Category
	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans

	(dollars in thousands)

Residential real estate:
One- to four-family	$12,673	26.23%	32.01%	$11,532	25.49%	31.48%
Second mortgages and equity lines of credit	1,024	2.12	3.70	924	2.04	3.65
Residential construction	466	0.96	0.43	280	0.62	0.79
Commercial real estate	21,501	44.51	49.76	20,357	45.00	49.46
Commercial construction	4,436	9.18	4.05	4,645	10.27	4.38
Commercial and industrial	7,976	16.51	9.54	7,236	16.00	9.33
Consumer	236	0.49	0.51	262	0.58	0.91
Total allowance for credit losses on loans	$48,312	100.00%	100.00%	$45,236	100.00%	100.00%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The following table sets forth net charge-offs (recoveries) and the ratio of annualized net charge-offs (recoveries) to average loans for the periods indicated:

	Three Months Ended September 30,
	2023			2022
		Net	Net Charge-		Net	Net Charge-
	Average	Charge-offs	off (Recovery)	Average	Charge-offs	off (Recovery)
	Balance	(Recoveries)	Rate	Balance	(Recoveries)	Rate

	(dollars in thousands)

Residential real estate:
One- to four-family	$1,503,563	$—	—%	$1,276,112	$(2)	(0.00)%
Second mortgages and equity lines of credit	174,104	(40)	(0.09)%	154,601	(15)	(0.04)%
Residential real estate construction	22,716	—	—%	39,592	—	—%
Total residential real estate loans	$1,700,383	$(40)	(0.01)%	$1,470,305	$(17)	(0.00)%

Commercial:
Commercial real estate	$2,426,224	$(2)	(0.00)%	$2,042,145	$17	0.00%
Commercial construction	201,387	—	—%	177,999	—	—%
Commercial and industrial	353,206	16	0.02%	302,215	(816)	(1.08)%
Total commercial loans	$2,980,817	$14	0.00%	$2,522,359	$(799)	(0.13)%

Total Consumer loans	$25,126	$8	0.13%	$63,220	$17	0.11%

Total loans	$4,706,326	$(18)	(0.00)%	$4,055,884	$(799)	(0.08)%

	Nine Months Ended September 30,
	2023			2022
		Net	Net Charge-		Net	Net Charge-
	Average	Charge-offs	off (Recovery)	Average	Charge-offs	off (Recovery)
	Balance	(Recoveries)	Rate	Balance	(Recoveries)	Rate

	(dollars in thousands)

Residential real estate:
One- to four-family	$1,479,012	$(2)	(0.00)%	$1,157,063	$(2)	(0.00)%
Second mortgages and equity lines of credit	169,385	(83)	(0.07)%	145,965	(108)	(0.10)%
Residential real estate construction	28,582	—	—%	38,480	—	—%
Total residential real estate loans	$1,676,979	$(85)	(0.01)%	$1,341,508	$(110)	(0.01)%

Commercial:
Commercial real estate	$2,394,343	$2,914	0.16%	$1,937,531	$2,797	0.19%
Commercial construction	210,885	—	—%	156,709	—	—%
Commercial and industrial	335,255	(224)	(0.09)%	306,050	(1,249)	(0.54)%
Total commercial loans	$2,940,483	$2,690	0.12%	$2,400,290	$1,548	0.09%

Total Consumer loans	$30,112	$36	0.16%	$89,934	$(12)	(0.02)%

Total loans	$4,647,574	$2,641	0.08%	$3,831,732	$1,426	0.05%

Net recoveries were $18,000 for the three months ended September 30, 2023, and net charge-offs were $2.6 million, or 0.08% of average loans outstanding on an annualized basis for the nine months ended September 30, 2023. Net recoveries were $799,000 for the three months ended September 30, 2022, and net charge-offs were $1.4 million, or 0.05% of average loans outstanding on an annualized basis for the nine months ended September 30, 2022.

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

The table below sets forth, as of September 30, 2023 and 2022, the net interest income simulation results that estimate the impact of interest rate changes on the Company’s estimated net interest income over two years:

	Change in Net Interest Income
	(% change from year one base)
Changes in Interest Rates	September 30, 2023		September 30, 2022
(basis points) (1)	Year One	Year Two	Year One	Year Two
+300	(13.1)%	(11.8)%	(6.9)%	(4.4)%
+200	(8.6)%	(7.7)%	(4.4)%	(2.5)%
+100	(4.2)%	(3.5)%	(2.2)%	(1.2)%
-100	4.6%	4.7%	0.8%	(1.1)%

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

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The table below sets forth, as of September 30, 2023 the estimated changes in the EVE that would result from an instantaneous parallel shift in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

At September 30, 2023
				EVE as a Percentage of Economic
		Estimated Increase (Decrease)		Value of Assets
Changes in Interest Rates	Estimated	in EVE			Changes in
(basis points) (1)	EVE	Amount	Percent	EVE Ratio (2)	Percent
(dollars in thousands)

+ 300	$412,808	$(192,950)	(31.9)%	8.6%	(3.0)%
+ 200	482,037	(123,721)	(20.4)	9.7	(1.9)
+ 100	552,023	(53,735)	(8.9)	10.8	(0.8)
0	605,758	—	—	11.6	—
- 100	650,654	44,896	7.4	12.0	0.4

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

The objective of our liquidity risk management process is to manage cash flow and liquidity in an effort to provide continuous access to sufficient, reasonably priced funds. Funding requirements are impacted by loan originations and refinancings, deposit balance changes, liability issuances and settlements, and off-balance sheet funding commitments. We consider and comply with various regulatory guidelines regarding required liquidity levels and periodically monitor our liquidity position in light of the changing economic environment and customer activity. Based on periodic liquidity assessments, we may alter our asset, liability, and off-balance sheet positions. Management regularly adjusts our investments in liquid assets based upon an assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and securities, and (iv) the objectives of our interest-rate risk and investment policies.

We continue to focus on maintaining a strong liquidity position. We have access to immediate liquid resources in cash and cash equivalents of $246.8 million at September 30, 2023, which is primarily on deposit with FRBB. Maturities and payments on outstanding loans and investment securities also provide a steady flow of funds. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the FHLB and FRBB. As of September 30, 2023, we had additional borrowing capacity of $830.7 million from the FHLB, $68.0 million from the FRBB line based on the amount of collateral pledged, and $360.9 million available based on the par value of securities pledged under our facility through the BTFP. We also have additional borrowing capacity under a $25.0 million unsecured federal funds line with a correspondent bank. Potential sources of liquidity also include unpledged investment securities in our available-for-sale securities portfolio with a carrying value of $2.5 million and our ability to sell loans in the secondary market.

Our core deposits (which we define as deposits other than certificates of deposits) have historically provided us with a long-term source of stable and relatively lower cost source of funding. However, we may be negatively impacted

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

by unexpected deposit withdrawals from weakness in the financial markets and industry-wide reductions in liquidity. Additional funding is available through the issuance of long-term debt or equity.

In the ordinary course of the Company’s operations, the Company has entered into certain contractual obligations and has made other commitments to make future payments. At September 30, 2023, we had outstanding commitments to originate loans of $116.5 million and unadvanced funds on loans of $800.4 million. Certificates of deposit that are scheduled to mature within one year from September 30, 2023 totaled $1.08 billion. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit will be renewed.

The Company believes that it will be able to meet its contractual obligations as they come due through the maintenance of adequate cash levels and liquidity. Other than normal changes in the ordinary course of business, there have been no significant changes in the types of contractual obligations or amounts due since December 31, 2022.

Our ability to maintain adequate levels of liquidity is dependent on our ability to continue to maintain a strong risk profile and capital base. The Company and the Bank are subject to various regulatory capital requirements. At September 30, 2023, the Company and the Bank exceeded all regulatory capital requirements and were considered “well capitalized” under regulatory guidelines. See Note 12 of the Notes to Consolidated Financial Statements.

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

The following table reconciles the Company’s tangible-common-equity-to-tangible-assets ratio for the periods indicated:

	September 30,
	2023	2022
(dollars on thousands)

Tangible common equity:
Total stockholders' equity	$584,634	$611,370
Less: Goodwill	69,802	69,802
Less: Other intangible assets (1)	1,704	2,461
Tangible common equity	$513,128	$539,107

Tangible assets:
Total assets	$5,664,387	$4,987,643
Less: Goodwill	69,802	69,802
Less: Other intangible assets (1)	1,704	2,461
Tangible assets	$5,592,881	$4,915,380

Tangible common equity / tangible assets (2)	9.17%	10.97%

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures as of the period ended September 30, 2023. Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures. The Company will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than the legal proceedings disclosed in Item 3. Legal Proceedings in our December 31, 2022 Form 10-K and Part II Item 1, “Legal Proceedings” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 filed with the SEC on August 8, 2023, we are not involved in any material pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. We are not involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)	Unregistered Sales of Equity Securities. None

b)	Use of Proceeds. None

c)	Repurchase of Equity Securities.

			Total number of	Maximum number (or
			shares (or units)	approximate dollar
			purchased as part	value) of shares (or
	Total number of		of publicly	units) that may yet be
	shares (or units)	Average price paid	announced plans or	purchased under the
Period	purchased	per share (or unit)	programs	plans or programs
July 1 to July 31, 2023	30,000	$10.65	30,000	2,295,489
August 1 to August 31, 2023	300,000	10.12	330,000	1,995,489
September 1 to September 30, 2023	322,523	9.69	652,523	1,672,966
	652,523	$9.93	652,523	1,672,966

On July 5, 2023, the Company announced a sixth share repurchase program to repurchase up to 2,325,489 shares of its common stock, or approximately 5% of its outstanding shares. During the third quarter of 2023, the Company repurchased 652,523 shares at an average cost of $9.93 per share under the sixth share repurchase program. The sixth share repurchase program will expire on June 30, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2023, none of the Company’s directors or executive officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) had in place, or adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as such term is defined in the Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

The exhibits listed in the Exhibit Index are included in, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act
31.2*	Certification of Interim Chief Financial Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act
32.1**	Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Interactive data files (formatted in Inline XBRL) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2023 and 2022 (iii) the Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2023 and 2022, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2023 and 2022, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022, and (vi) the Notes to the unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)

*Filed herewith

**Furnished herewith

† Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HarborOne Bancorp, Inc.

Date: November 7, 2023	By:	/s/ Joseph F. Casey
Joseph F. Casey
President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2023	By:	/s/ Jean Levesque
Jean Levesque
First Vice President and Interim Chief Financial Officer (Principal Financial Officer)

Date: November 7, 2023	By:	/s/ Paul Roukey
Paul Roukey
Vice President and Interim Principal Accounting Officer (Principal Accounting Officer)