Form 10-K
period 2023-12-31
HarborOne Bancorp, Inc.
filed 2024-03-07
CIK 1769617

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of its last completed second fiscal quarter was $312,776,057

As of March 1, 2024, there were 45,237,234 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2024 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ending December 31, 2023.

Glossary of Acronyms and Terms

The following is a list of common acronyms and terms used regularly in our financial reporting:

ACL	Allowance for Credit Losses
ACLL	Allowance for Credit Losses on Loans
ALCO	Asset/Liability Committee
ASU	Accounting Standards Update
Bank	HarborOne Bank
BHCA	Bank Holding Company Act of 1956
BIC	Borrower-in-custody
BOLI	Bank-owned life insurance
BTFP	Bank Term Funding Program
BSA	Bank Secrecy Act
CDI	Core deposit intangible
CFPB	Consumer Financial Protection Bureau
Coastway	Coastway Bancorp, Inc.
CMOs	Collateralized Mortgage Obligation
CODM	Chief Operating Decision Maker
Commissioner	Massachusetts Commissioner of Banks
CRA	Community Reinvestment Act
DCF	Discounted cash flow
DIF	Massachusetts Depositors Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EPS	Earnings Per Share
ESOP	Employee Stock Ownership Plan
EVE	Equity at risk
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Federal Accounting Standards Board
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FRBB	Federal Reserve Bank of Boston
GAAP	Accounting principles generally accepted in the United States of America
GLBA	Gramm-Leach-Bliley Act of 1999
GSEs	Government-sponsored enterprises
HarborOne Mortgage	HarborOne Mortgage, LLC
LIBOR	London Interbank Offered Rate
Management	Company's management
MSRs	Mortgage servicing rights
OFAC	U.S, Treasury's Office of Foreign Assets Control
PPP	Paycheck Protection Program
RI Division of Banking	Rhode Island Department of Business Regulation, Division of Banking
ROU	Right-of-use
SBA	U.S. Small Business Administration
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Subordinated Notes	$35.0 million in fixed-to-floating-rate subordinated notes due 2028
TDRs	Troubled debt restructurings
Treasury	U.S. Department of the Treasury
USA PATRIOT Act	The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001

HarborOne Bancorp, Inc. is referred to as “we,” “our,” “us,” “HarborOne Bancorp” or the “Company.”

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

Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. The Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among others, factors referenced under the section captioned “Risk Factors” at Part I, Item 1A of this Form 10-K; changes in general business and economic conditions (including inflation) on a national basis and in the local markets in which the Company operates, including changes that adversely affect borrowers’ ability to service and repay the Company’s loans, changes in interest rates, changes in customer behavior, ongoing turbulence in the capital and debt markets and the impact of such conditions on the Company’s business activities, increases in loan default and charge-off rates, decreases in the value of securities in the Company’s investment portfolio, fluctuations in real estate values, the possibility that future credit losses may be higher than currently expected due to changes in economic assumptions, customer behavior or adverse economic developments, the adequacy of reserves for credit losses, decreases in deposit levels necessitating increased borrowing to fund loans and investments, competitive pressures from other financial institutions, acquisitions may not produce results at levels or within time frames originally anticipated, cybersecurity incidents, fraud, natural disasters, war, terrorism, civil unrest, and pandemics, changes in regulation, changes in accounting standards and practices, the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired, demand for loans in the Company’s market area, the Company’s ability to attract and maintain deposits, risks related to the implementation of acquisitions, dispositions, and restructurings, the risk that the Company may not be successful in the implementation of its business strategy; and changes in assumptions used in making such forward-looking statements. Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

PART I

ITEM 1.  BUSINESS

HarborOne Bancorp, Inc.

HarborOne Bancorp, Inc. (hereafter referred to as “we,” “our,” “us,” “HarborOne Bancorp” or the “Company”) is a Massachusetts corporation formed in 2016 as a bank holding company, headquartered in Brockton, Massachusetts. The Company owns all of the outstanding stock of HarborOne Bank (the “Bank”), a Massachusetts trust company. At December 31, 2023, the Company had total assets of $5.67 billion, deposits of $4.39 billion, and stockholders’ equity of $583.8 million on a consolidated basis.

The Consolidated Financial Statements included herein include the accounts of the Company; the Company’s subsidiaries, Legion Parkway Company LLC (a security corporation) and HarborOne Bank; and the Bank’s wholly-owned subsidiaries, which consist of HarborOne Mortgage, LLC, HarborOne Security Company, Inc., and a passive investment corporation. The passive investment corporation maintains and manages certain assets of the Bank. HarborOne Security Company, Inc. was established for the purpose of buying, holding and selling securities on its own behalf. The Company has two charitable foundations, The HarborOne Foundation and The HarborOne Foundation of Rhode Island.

HarborOne Bancorp, Inc.’s corporate offices are located at 770 Oak Street, Brockton, Massachusetts 02301, and its telephone number is (508) 895-1000.

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

HarborOne Mortgage

HarborOne Mortgage, LLC, a wholly-owned subsidiary of the Bank, is a residential mortgage company headquartered in New Hampshire that maintains offices in Florida, Maine, Massachusetts, New Hampshire, New Jersey, and Rhode Island, and is licensed to lend in five additional states.

Employees and Human Capital Resources

As of December 31, 2023, the Company had 529 full-time-equivalent employees. None of the Company’s employees are represented by a labor union, and Management considers its relationship with employees to be good. The Company is an equal opportunity employer and maintains hiring practices and policies that foster and promote a diverse and inclusive workforce. We strive to create an inclusive environment and are dedicated to recruiting, developing and promoting a diverse workforce to meet the current and future demands of our business.

As of December 31, 2023, our overall workforce (including HarborOne Mortgage) was 61% female and 22% racially or ethnically diverse. As of that date, our senior management team was 44.4% female. Of those employees in managerial, supervisory, or professional roles as of December 31, 2023, 44.1% were female and 8% were racially or ethnically diverse.

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

Available Information

Under Section 13(a) or 15(d) of the Exchange Act of 1934, as amended (the “Exchange Act”), HarborOne Bancorp, Inc. is required to file reports, proxy and information statements and other information with the Securities and Exchange Commission (“SEC”). The Company electronically files its annual report on Form 10-K, proxy materials, quarterly reports on Form 10-Q, and current reports on Form 8-K and other reports as required with the SEC. The SEC website, at www.sec.gov provides access to all forms which have been filed electronically. Additionally, the Company’s SEC filings including exhibits and amendments, and additional shareholder information are available free of charge on the Company’s website, www.harborone.com (within the Investor Relations section) as soon as reasonably practicable after they are filed with or furnished to the SEC. Information on our website is not and should not be considered part of this annual report.

The Company’s common stock is traded on the Nasdaq Global Select Market under the symbol “HONE.”

Market Area

HarborOne Bank. HarborOne Bank provides financial services to individuals, families, small and mid-size businesses and municipalities throughout Eastern Massachusetts and Rhode Island. While our primary deposit-gathering area is concentrated within our branch office communities and surrounding cities and towns, our lending area encompasses the broader market of New England.

The greater Boston and greater Providence areas benefit from the presence of numerous institutions of higher learning, world-class medical and research centers, several investment and financial services companies, and many life science and high technology companies, employing personnel with specialized skills, which impacts the demand for residential homes, residential construction, office buildings, shopping centers, and other commercial properties in our market area. Suburban communities within our market area also have significant business and service centers.

HarborOne Mortgage. HarborOne Mortgage maintains offices in Florida, Maine, Massachusetts, New Hampshire, New Jersey, and Rhode Island, and is licensed to lend in five additional states, with 91% of its originations in New England.

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

Our competition for loans comes from financial institutions, including credit unions, in our primary market area and from other financial service providers, such as mortgage companies and mortgage brokers. Competition for loans also comes from non-depository financial service companies, such as insurance companies, securities companies, and specialty finance companies.

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

HarborOne Mortgage. HarborOne Mortgage faces competition for originating loans both directly within the markets in which it operates and from entities that provide services throughout the United States through internet channels. HarborOne Mortgage’s competition comes principally from other mortgage banking firms, as well as from commercial banks, savings institutions, credit unions, and non-bank financial services and financial technology companies.

Lending Activities

The scope of the discussion included under “Lending Activities” is limited to lending operations related to loans originated for investment. A discussion of the lending activities related to loans originated for sale is included under “Mortgage Banking Activity.”

Commercial Real Estate Loans.  Our commercial real estate loans are generally secured by properties used for business purposes such as office buildings, retail development, manufacturing facilities, warehouse distribution, hospitality and apartment buildings. We currently focus our commercial real estate efforts on small- and mid-size owner occupants and investors in our market area seeking loans between $350,000 and $30.0 million. At December 31, 2023, commercial real estate loans were $2.34 billion, or 49.3% of total loans, and consisted of $1.45 billion of fixed-rate loans and $890.5 million of adjustable-rate loans.

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

At December 31, 2023, the average loan balance of our outstanding commercial real estate loans was $4.2 million, and our five largest loans ranged from $28.6 million to $41.0 million. These loans were performing in accordance with their original terms at December 31, 2023. Our largest commercial real estate relationship consists of a 146 unit, market-rate apartment building with a book value of $41.0 million. This loan was performing in accordance with their original repayment terms at December 31, 2023.

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

At December 31, 2023, commercial and industrial loans were $466.4 million, or 9.8% of total loans. Commercial and industrial loans included $147.2 million in small business loans, of which $37.9 million had a partial SBA guarantee, and $285,000 of loans provided through the SBA’s Paycheck Protection Program (“PPP”) with deferred fees to be recognized over the life of the loan or at forgiveness of $37,000. At December 31, 2023, commercial loans consisted of $223.8 million of fixed-rate loans and $242.6 million of adjustable-rate loans.

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

At December 31, 2023, the average outstanding balance of our commercial loans, excluding PPP loans, was $266,000, and our five largest commercial loan exposures ranged from $12.5 million to $18.2 million. These loans are secured by business assets of the borrowers and include loans in the alternative energy, healthcare and educational services industries. The loans were performing according to their original terms at December 31, 2023.

Commercial Construction Loans.  We originate commercial construction loans for commercial development projects, including industrial buildings, retail and office buildings, and speculative residential real estate. At December 31, 2023, construction loan balances were $208.4 million, or 4.4% of total loans. At December 31, 2023, our commercial construction loan portfolio consisted of $98.3 million in loan balances that were secured by speculative multi-family real estate loan projects, $107.5 million in loans that were secured by commercial real estate speculative projects, and $2.6 million secured by owner-occupied commercial real estate projects. At December 31, 2023, unadvanced funds on commercial construction loans were $177.7 million.

Our commercial construction loans generally call for the payment of interest only with interest rates tied to a SOFR index or the Prime rate as published in The Wall Street Journal, plus a margin. Our construction loans for commercial real estate projects can be originated with principal balances of up to $30.0 million, but generally their principal balances are lower; the average originated principal balance at December 31, 2023 was $9.9 million. Advances on commercial construction loans are made in accordance with a schedule reflecting the cost of construction, and repayment is generally expected from permanent financing upon completion of construction.

At December 31, 2023, the average balance of our outstanding commercial construction loans was $5.4 million, and our largest commercial construction loan is $38.9 million to finance the acquisition and construction of a 158-unit, market-rate, multifamily/mixed- use community located in Massachusetts, with a current outstanding balance of $3.1 million. This loan was performing according to its original repayment terms at December 31, 2023.

One- to Four-Family Residential Real Estate Loans.  We provide residential real estate loans through HarborOne Mortgage for home purchase or refinancing of existing homes, most of which serve as the primary residence of the owner. At December 31, 2023, residential mortgage loans were $1.51 billion, or 31.9% of total loans, and consisted of $1.32 billion and $188.7 million of fixed-rate and adjustable-rate loans, respectively. We offer fixed-rate and adjustable-rate residential mortgage loans with terms up to 30 years.

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

The majority of conforming fixed-rate one- to four-family residential mortgage loans we originate are sold on the secondary market to private investors, Freddie Mac, and Fannie Mae. Generally, we sell loans to Freddie Mac and Fannie Mae with servicing retained. Our current practice is to hold in our portfolio jumbo loans, nonconforming loans, and adjustable-rate loans. Our decision to sell loans is based on prevailing market interest rate conditions and interest rate risk management.

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

Second Mortgages and Equity Lines of Credit.  We offer second mortgages and equity lines of credit, which are secured by owner-occupied residences. At December 31, 2023, second mortgages and equity lines of credit were $177.1 million, or 3.7% of total loans. Second mortgages are made at fixed interest rates and terms of up to 15 years. Equity lines of credit have adjustable rates of interest that are indexed to the Prime rate as published in The Wall Street Journal, plus or minus a margin, and generally are subject to an interest rate floor, with ten-year draws and repayment terms of between five and 15 years. We offer second mortgages and equity lines of credit with cumulative loan-to-value ratios generally up to 80%, when taking into account both the balance of the home equity loan and first mortgage loan. We hold a first mortgage position on the homes that secure equity lines of credit in approximately one-third of the portfolio.

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

Residential Construction Loans.  We originate residential real estate construction loans through HarborOne Mortgage to professional developers, contractors and builders, and to a lesser extent, to individuals, to finance the construction of residential dwellings. At December 31, 2023, the balance of residential construction loans was $18.1 million and unadvanced funds were $8.4 million.

Our residential real estate construction loans generally are fixed-rate loans that provide for the payment of interest only during the construction phase, which is usually 12 to 36 months. At the end of the construction phase, the loan may be paid in full or converted to a permanent mortgage loan. Before making a commitment to fund a construction loan, we generally require an appraisal of the property by an independent licensed appraiser. Our loan policy dictates a minimum equity contribution by the borrower of 20% and a loan-to-value ratio not greater than 80% of the appraised market value estimated upon completion of the project. All borrowers are underwritten and evaluated for creditworthiness based on past experience, debt service ability, net worth analysis including available liquidity, and other credit factors. Advances are only made following an inspection of the property confirming completion of the required progress on the project and an update to the title completed by a Bank-approved attorney.

Auto and Other Consumer Loans.  At December 31, 2023, auto loans were $13.6 million, or 0.3% of total loans and 61.7% of consumer loans. Other consumer loans, consisting primarily of unsecured lines of credit and personal loans, were $8.4 million at December 31, 2023, or 0.2% of total loans.

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

For the years ended December 31, 2023 and 2022, we originated loans of $1.11 billion and $2.38 billion, respectively. During the same periods, we purchased, including participations in loans originated by other banks, $32.6 million and $288.6 million, of loans, respectively, and we sold, including participations by other financial institutions in loans originated by the Bank, $480.7 million and $755.8 million of loans, respectively. During the year ended December 31, 2022 we purchased $58.3 million of residential real estate loan pools, and we may consider purchasing additional loan pools in the future.

Mortgage Banking Activity.  We originate residential mortgage loans through HarborOne Mortgage. For the year ended December 31, 2023, HarborOne Mortgage closed $579.5 million in mortgage loans. HarborOne Mortgage sells loans on both a servicing-released and a servicing-retained basis. Loans sold with servicing retained are generally serviced by a third party, although certain loans are serviced by the Bank. HarborOne Bank purchases residential mortgage loans for its portfolio from HarborOne Mortgage. These purchases generally consist of jumbo mortgages, adjustable-rate mortgages, and nonconforming mortgages. The Bank’s decision to purchase loans from HarborOne Mortgage is based on prevailing market interest rate conditions, interest rate risk management, and balance sheet management.

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

We participated in commercial real estate loans with outstanding balances of $356.5 million, commercial construction loans with outstanding balances of $54.2 million, and commercial and industrial loans with outstanding balances of $25.8 million at December 31, 2023. At December 31, 2022, we participated in commercial real estate loans with outstanding balances of $327.2 million, commercial construction loans with outstanding balances of $63.4 million, and commercial and industrial loans with outstanding balances of $19.7 million.

We sell loan participations in the ordinary course of business when a loan originated by us exceeds our legal lending limit or we otherwise deem it prudent to share the risk with another lending institution. We were the lead bank in commercial real estate loans of $724.1 million, commercial construction loans of $114.5 million, and commercial and industrial loans of $115.2 million, with participation balances sold that totaled $311.3 million, $44.8 million and $57.0 million, respectively, at December 31, 2023. As compared to December 31, 2022, this represents an increase of $30.9 million in commercial real estate participations sold, an increase of $18.0 million in commercial construction participations sold, and a decrease of $2.3 million in commercial and industrial participations sold.

Loan Approval Procedures and Authority.  Our lending activities follow written, nondiscriminatory underwriting standards and loan origination procedures established by our Board of Directors and Management. Our Board of Directors has granted loan approval authority to certain executive officers. Commercial loans in excess of any officer’s individual authority must be approved by the Commercial Loan Committee, which is comprised of several executive officers and reviews all commercial and industrial loan requests greater than $10.0 million and commercial real estate loan requests greater than $10.0 million.

Loans-to-One Borrower Limit.  The maximum amount that the Bank may lend to one borrower and the borrower’s related entities is generally limited, by statute, to 20.0% of the Bank’s capital, which is defined under Massachusetts law as the sum of the Bank’s capital stock, surplus account and undivided profits. At December 31, 2023, the Bank’s regulatory limit on loans to one borrower was $111.6 million. At that date, our largest lending relationship, a 146-unit market-rate apartment building, had a book value of $41.0 million. This loan was performing in accordance with their original repayment terms at December 31, 2023. Our internal loans-to-one- borrower limit is $85.0 million.

Investment Activities

General.  The goals of our investment policy are to provide and maintain liquidity to meet deposit withdrawal and loan funding needs, to help mitigate interest rate and market risk, to diversify our assets, and to generate a reasonable rate of return on funds within the context of our interest rate and credit risk objectives. Our Board of Directors reviews and approves our investment policy annually. Authority to make investments under the approved investment policy guidelines is delegated to our President, our Chief Financial Officer, or  our Treasurer. Investment activity is summarized and reported at the next regularly scheduled meeting of the Board of Directors. We classify the majority of our securities as available-for-sale.

We have legal authority to invest in various types of securities, including U.S. Treasury obligations, securities of various GSEs and municipal governments, deposits at the FHLB, certificates of deposit of federally insured institutions, and investment grade corporate bonds. We also are required to maintain an investment in FHLB stock. While we have the authority under applicable law to invest in marketable equity securities and derivative securities, we had no investments in such securities at December 31, 2023.

Investment Securities.  At December 31, 2023, our securities portfolio totaled $309.9 million and consisted of the following:

U.S. Government and GSE Obligations. At December 31, 2023, we had U.S. government and GSE securities totaling $55.2 million, which constituted 17.8% of our securities portfolio. While these securities generally provide lower yields than other investments in our securities portfolio, we maintain these investments, to the extent we deem appropriate, for liquidity purposes, as collateral for borrowings and for prepayment protection.

U.S. Government and Government-Sponsored Mortgage-Backed Securities and Collateralized Mortgage Obligations, or “CMOs.”  At December 31, 2023, we had mortgage-backed securities and CMOs totaling $247.4 million, which constituted 79.8% of our securities portfolio. Mortgage-backed securities and CMOs are securities issued in the secondary market that are collateralized by pools of residential mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates, because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities typically are collateralized by pools of one- to four-family or multi-family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as the Bank. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. All of our mortgage-backed securities are either backed by the Government National Mortgage Association, or “Ginnie Mae,” a U.S. government agency, or GSEs, such as Fannie Mae and Freddie Mac.

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

SBA Asset-Backed Securities. At December 31, 2023, we had investments in participation certificates issued and guaranteed by the SBA totaling $6.6 million.

Corporate Bonds. At December 31, 2023, we had investments in corporate bonds totaling $1.0 million.

In addition to our securities portfolio, we also have investments in FHLB stock and bank-owned life insurance (“BOLI”).

FHLB Stock. In connection with our borrowing activities, we held common stock of the FHLB totaling $27.1 million at December 31, 2023. The FHLB common stock is carried at cost and classified as a restricted equity security. We may be required to purchase additional FHLB stock if we increase FHLB borrowings in the future.

BOLI. We invest in BOLI to provide us with a funding source for our benefit plan obligations. BOLI also generally provides us noninterest income that is non-taxable. At December 31, 2023, our balance in BOLI totaled $94.7 million and was issued by seven highly rated insurance companies.

Sources of Funds

General.  Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Deposit Accounts.  At December 31, 2023, total deposits were $4.39 billion. Deposits are attracted from within our market area by sales efforts of our branch network, municipal department and commercial loan officers, advertising and through our website. We offer a broad selection of deposit instruments, including noninterest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), savings accounts and term certificates of deposit. We also offer a variety of deposit accounts designed for businesses and municipalities operating in our market area. Our business banking deposit products include a commercial checking account, sweep accounts, money market accounts and checking accounts specifically designed for small businesses. We also offer remote deposit capture products for business customers to meet their online banking needs. Additionally, the Bank has a municipal banking department that provides core depository services to local municipalities. At December 31, 2023, municipal deposits totaled $471.8 million and consisted of relationships with over 85 cities and towns. The Bank also participates in a reciprocal deposit program that provides access to deposit products insured by the Federal Deposit Insurance

Corporation (“FDIC”) in aggregate amounts exceeding the current insurance limits for depositors. At December 31, 2023, total reciprocal deposits were $209.4 million and included $74.8 million of municipal deposits.

When rates and terms are favorable, the Bank may supplement the customer deposit base with brokered deposits and institutional deposit listing service. At December 31, 2023, we had $326.6 million of brokered deposits, which represented 7.4% of total deposits at December 31, 2023, with such funds having a weighted average remaining term to maturity of approximately one month.

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

Borrowings.  At December 31, 2023, total borrowings were $568.5 million. Borrowings consist of short-term and long-term obligations from the FHLB. The Bank is a member of the FHLB Boston, which provides access to wholesale funding to supplement our supply of investable funds. The FHLB functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and portions of our loan portfolio identified under a blanket lien, provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. At December 31, 2023, based on available collateral and our ownership of FHLB stock, we had access to additional FHLB advances of up to $727.5 million. All of our borrowings from the FHLB are secured by a blanket lien on residential real estate and commercial real estate loans.

The Bank maintains two borrowing lines with the FRBB: BIC and BTFP, both with total credit based on eligible collateral. At December 31, 2023, the Bank had $69.4 million borrowing capacity secured by 70% of the carrying value of commercial loans with principal balances amounting to $99.7 million and no outstanding balance on the BIC line. At December 31, 2023, the Bank had no outstanding balance on the BTFP line, under which $360.9 million was available for future borrowings. The Company also has additional borrowing capacity under a $25.0 million unsecured federal funds line with a correspondent bank of which no amount was outstanding at December 31, 2023.

On December 1, 2023, the Company fully redeemed its Subordinated Notes of $35 million and expensed the remaining unamortized issuance costs.

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

As a state-chartered trust company, the Bank is subject to regulation, supervision and examination by the Commissioner under Massachusetts law. The Bank’s Rhode Island branches are also subject to regulation, supervision and examination by the Rhode Island Department of Business Regulation, Division of Banking (the “RI Division of Banking”). The Bank’s deposits are insured up to applicable limits by the FDIC. On February 24, 2023, at 5 p.m. local time, the Bank exited the Depositors Insurance Fund (“DIF”), a private industry-sponsored insurance fund, which insured deposit amounts in excess of the FDIC insurance limits. All customer non-certificate deposits as of that date and time were covered by the DIF insurance for one year until February 24, 2024. Certificates of deposit as of 5 p.m. local time on February 24,2023 will remain covered by DIF insurance until their maturity date.

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

The FDIC has the authority to adjust deposit insurance assessment rates at any time. The FDIC is also required to recover losses to its Deposit Insurance Fund arising from the use of the systemic risk exception invoked on March 12, 2023 to allow the FDIC to complete its resolution of both Silicon Valley Bank and Signature Bank in a manner that fully protected depositors. The FDIC is required to recover such losses through one or more special assessments. On November 16, 2023, the FDIC approved a final rule implementing a special assessment to recover such losses. Under the final rule, each insured depository institution’s assessment base for the special assessment is generally equal to estimated uninsured deposits as reported in the Call Report or FFIEC 002 as of December 31, 2022, after applying a $5 billion deduction. The Bank’s uninsured deposits at December 31, 2023 were less than $5 billion and therefore was not subject to the special assessment.

In addition, under the Federal Deposit Insurance Act (“FDIA”), the FDIC may terminate deposit insurance, among other circumstances, upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. For 2023, the FDIC insurance expense for the Bank was $3.3 million.

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

Brokered Deposits. The FDIA and FDIC regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution’s capital category is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” Certain depository institutions that have brokered deposits in excess of 10% of total assets are subject to increased FDIC deposit insurance premium assessments; however, for institutions that are “well capitalized” and have a CAMELS composite rating of 1 or 2, reciprocal deposits are deducted from brokered deposits. Section 202 of the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Economic Growth Act”), which was enacted in 2018, amended the FDIA to exempt a capped amount of reciprocal deposits from treatment as brokered deposits for certain insured depository institutions.

Community Reinvestment Act. The Community Reinvestment Act (the “CRA”) requires the FDIC to evaluate the Bank’s performance in helping to meet the credit needs of the entire communities it serves, including low- and moderate-income neighborhoods, consistent with its safe and sound banking operations, and to take this record into consideration when evaluating certain applications. The FDIC’s CRA regulations are generally based upon objective criteria of the performance of institutions under three key assessment tests: (i) a lending test, to evaluate the institution’s record of making loans in its service areas; (ii) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low- or moderate-income individuals and businesses; and (iii) a service test, to evaluate the institution’s delivery of services through its branches, ATMs, and other offices. The Bank has achieved a rating of “Outstanding” on its most recent CRA examination. Massachusetts has also enacted a similar statute that requires the Commissioner to evaluate the performance of the Bank in helping to meet the credit needs of its entire community and to take that record into account in considering certain applications. On October 23, 2023, the FDIC approved changes to its CRA regulations, maintaining the existing CRA ratings (Outstanding, Satisfactory, Needs to Improve, and Substantial Noncompliance) but modifying the evaluation framework to replace the existing tests generally applicable to banks with at least $2 billion in assets (the lending, investment, and services tests) with four new tests and associated performance metrics.  The new CRA regulations will become effective on January 1, 2026.

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

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

A return to recessionary economic conditions or further turmoil or volatility in the financial markets would likely have an adverse effect on our business, financial position, and results of operations.

The economy in the United States and globally has experienced volatility in recent years and may continue to experience such volatility for the foreseeable future. There can be no assurance that economic conditions will not worsen. Unfavorable or uncertain economic conditions can be caused by declines in economic growth, business activity, or investor or business confidence, limitations on the availability or increases in the cost of credit and capital, increases in inflation or interest rates, the timing and impact of changing governmental policies, natural disasters, climate change, epidemics, pandemics, terrorist attacks, acts of war, or a combination of these or other factors. A worsening of business and economic conditions could have adverse effects on our business, including the following:

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

Changes in interest rates have hurt and may continue to hurt our results of operations and financial condition.

Like other financial institutions, we are subject to interest rate risk. Our primary source of income is net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and borrowings. Changes in the general level of interest rates can affect our net interest income by affecting the difference between the weighted-average yield earned on our interest-earning assets and the weighted-average rate paid on our interest-bearing liabilities, or interest rate spread, and the average life of our interest-earning assets and interest-bearing liabilities. Net interest and dividend income declined by $21.7 million, or 14.6% in 2023 due to interest rate changes in interest-earning and interest-bearing liabilities. Interest rates are highly sensitive to many factors, including government monetary policies, inflation, domestic and international economic and political conditions. Conditions such as inflation, deflation, recession, unemployment, money supply, and other factors beyond our control may also affect interest rates.

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

Inflation rose sharply throughout 2022 and continued in 2023. Inflationary pressures may remain elevated in 2024. Small to medium-sized businesses may be impacted more during periods of high inflation, as they are not able to leverage economies of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business customers to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to increase, which could adversely affect our results of operations and financial condition.

Commercial real estate and commercial loans carry greater credit risk than loans secured by owner-occupied one- to four-family real estate.

We intend to continue our focus on prudently growing our commercial real estate and commercial loan portfolio. At December 31, 2023, our commercial real estate loan portfolio was $2.34 billion, or 49.3% of total loans, and our commercial and industrial loan portfolio was $466.4 million, or 9.8% of total loans. Given their larger balances and the complexity of the underlying collateral, commercial real estate and commercial loans generally expose a lender to greater credit risk than loans secured by owner-occupied one- to four-family real estate. Also, many of our borrowers or related groups of borrowers have more than one of these types of loans outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential real estate loan. Payments on loans secured by commercial properties are often dependent on the income produced by the underlying properties which, in turn, depends on the successful operation and management of the properties and the businesses that operate within them. Accordingly, repayment of these loans is subject to conditions in the real estate market or the local economy. Additionally, the COVID-19 pandemic has had a potentially long-term negative impact on certain commercial real estate assets due to the risk that tenants may reduce the office space they lease as some portion of the workforce continues to work remotely on a hybrid or fulltime basis. If loans that are collateralized by real estate or other business assets become troubled and the value of the collateral has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for credit losses on loans which would in turn adversely affect our operating results and financial condition. Further, if we foreclose on the collateral, our holding period for the collateral may be longer than for one- to four-family real estate loans because there are fewer potential purchasers of the collateral, which can result in substantial holding costs.

The unseasoned nature of our commercial real estate and commercial loan portfolio may result in changes to our estimates of collectability, which may lead to additional provisions or charge-offs, which could hurt our profits.

Our commercial real estate loan portfolio increased to $2.34 billion at December 31, 2023 from $2.25 billion at December 31, 2022 and $1.70 billion at December 31, 2021, and our commercial and industrial loan portfolio was $466.4 million at December 31, 2023, $424.3 million at December 31, 2022 and $421.6 million at December 31, 2021. A large portion of our commercial real estate and commercial and industrial loan portfolio is unseasoned and does not provide us with a significant payment or charge-off history pattern from which to judge future collectability. Currently we estimate potential charge-offs using peer data adjusted for qualitative factors specific to us. As a result, it may be difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience or current estimates, which could adversely affect our future performance. Further, these types of loans generally have larger balances and involve a greater risk than one- to four-family residential mortgage loans. Accordingly, if we make any errors in judgment in the collectability of our commercial or commercial real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred historically with our residential mortgage loan or consumer loan portfolios.

Our commercial and residential construction loans are subject to various lending risks depending on the nature of the borrower’s business, its cash flow, and our collateral.

At December 31, 2023, our commercial construction loan portfolio was $208.4 million, or 4.4% of total loans, and our residential construction loan portfolio consisted of $18.1 million, or 0.4% of total loans. Our construction loans are based upon estimates of costs to construct and the value associated with the completed project. These estimates may be inaccurate due to the uncertainties inherent in estimating construction costs, as well as the market value of the completed project, making it relatively difficult to accurately evaluate the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. Delays in completing the project may arise from labor problems, material shortages and other unpredictable contingencies. If the estimate of construction costs is inaccurate, we may be required to advance additional funds to complete construction. If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project.

Environmental liability associated with commercial lending could result in losses.

In the course of business, we may acquire, through foreclosure or other similar proceedings, properties securing loans we have originated that are in default. Particularly in commercial real estate lending, there is a risk that material environmental violations could be discovered at these properties. In this event, we might be required to remedy these violations at the affected properties at our sole cost and expense. The cost of this remedial action could substantially exceed the value of affected properties. We may not have adequate remedies against the prior owner or other responsible parties and could find it difficult or impossible to sell the affected properties as a result of their condition. These events could have an adverse effect on our business, results of operations, and financial condition.

Our business may be adversely affected by credit risks associated with residential property.

At December 31, 2023, total residential real estate loans were $1.71 billion, or 36.0% of total loans. Residential mortgage lending, whether owner-occupied or non-owner-occupied, is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations. Declines in real estate values could cause some of our residential mortgages to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral. Residential loans with combined higher loan-to-value ratios are more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, they may be unable to repay their loans in full from the sale proceeds. For those home equity loans and lines of credit secured by a second mortgage, it is unlikely that we will be successful in recovering all or a portion of our loan proceeds in the event of default unless we are prepared to repay the first mortgage loan and such repayment and the costs associated with a foreclosure are justified by the value of the property. For these reasons, we may experience higher rates of delinquencies, defaults and losses on our home equity loans.

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

Interest rate increases in the secondary mortgage market may continue to reduce our mortgage banking revenues, which would negatively impact our non-interest income.

We sell residential mortgage loans in the secondary market, which provides a significant portion of our non-interest income. We generate mortgage banking revenues primarily from gains on the sale of mortgage loans to investors on servicing-released and servicing-retained bases. We also earn interest on loans held for sale while they are awaiting delivery to our investors. Mortgage banking income declined $16.4 million, or 52.6%, in 2023 due to a $444.7 million, or 43.4%, decrease in mortgage loan production in 2023. As a result of the current higher interest rate environment, our originations of mortgage loans may continue to decrease, resulting in fewer loans that are available to be sold to investors. This would result in a decrease in mortgage banking revenues. In addition, to being affected by interest rates, the secondary mortgage markets are also subject to investor demand for single-family mortgage loans and potentially increased investor yield requirements for those loans. These conditions may fluctuate or even worsen in the future or during a prolonged period of secondary market illiquidity. We believe our ability to retain mortgage loans at the levels generated by the mortgage division is limited. Furthermore, our results of operations are affected by the amount of non-interest expenses associated with mortgage banking activities, such as salaries and employee benefits, occupancy, equipment and data processing expense and other operating costs. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in mortgage loan origination activity.

We use significant assumptions and estimates in our financial models to determine the fair value of certain assets, including mortgage servicing rights, origination commitments, and loans held for sale. If our assumptions or estimates are incorrect, that may have a negative impact on the fair value of such assets and adversely affect our earnings.

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

In connection with selling residential mortgage loans in the secondary market, our agreements with investors contain standard representations and warranties and early payment default clauses that could require us to repurchase mortgage loans sold to these investors or reimburse the investors for losses incurred on loans in the event of borrower default within a defined period after origination or, in the event of breaches of contractual representations or warranties made at the time of sale that are not remedied within a defined period after we receive notice of such breaches, or to refund the profit received from the sale of a loan to an investor if the borrower pays off the loan within a defined period after origination. If we are required to repurchase mortgage loans, to refund profits, or to provide indemnification or other recourse in excess of our recourse reserve, this could significantly increase our costs and thereby affect our future earnings. The recourse reserve at December 31, 2023 is $3.0 million.

If our allowance for credit losses is not sufficient to cover actual loan losses, our earnings and capital could decrease.

At December 31, 2023, our allowance for credit losses on loans was $48.0 million, or 1.01% of total loans compared to $45.2 million, or 0.99% of total loans at December 31, 2022. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for many of our loans. In determining the amount of the allowance for credit losses on loans, we review our loans, loss and delinquency experience, and commercial and commercial real estate peer data and we evaluate other factors including, among other things, current economic conditions. If our assumptions are incorrect, or if delinquencies or non-performing loans increase, our allowance for credit losses on loans may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to our allowance, which could materially decrease our net income.

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

We occasionally purchase loan participations. Although we underwrite these loan participations consistent with our general underwriting criteria, loan participations may have a higher risk of loss than loans we originate because we rely on the lead lender to monitor the performance of the loan. Moreover, our decisions regarding the classification of a loan participation and loan loss provisions associated with a loan participation are made in part based upon information provided by the lead lender. A lead lender also may not monitor a participation loan in the same manner as we would for loans that we originate. At December 31, 2023, we held loan participation interests in commercial real estate, commercial, and commercial construction loans totaling $436.9 million.

Hedging against interest rate exposure may adversely affect our earnings.

We employ techniques that limit, or “hedge,” the adverse effects of rising interest rates on our loans held for sale, originated interest-rate locks, our mortgage servicing asset and our borrowings. Our hedging activity varies based on the level and volatility of interest rates and other changing market conditions. These techniques may include purchasing or selling futures contracts, purchasing put and call options on securities or securities underlying futures contracts, asset liability management, or entering into other mortgage-backed derivatives. There are, however, no perfect hedging strategies, and interest rate hedging may fail to protect us from loss. Moreover, hedging activities could result in losses if the event against which we hedge does not occur. Additionally, interest rate hedging could fail to protect us or adversely affect us because, among other things:

●	Available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;

●	The duration of the hedge may not match the duration of the related hedged item;

●	The party owing money in the hedging transaction may default on its obligation to pay;

●	The credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;

●	The value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value; and/or

●	Downward adjustments, or “mark-to-market losses,” would reduce our stockholders’ equity.

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

When the purchase price of an acquired business exceeds the fair value of its tangible assets, the excess is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price that is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. At December 31, 2023, we had goodwill and other intangible assets of $60.6 million, consisting of $59.0 million of goodwill and $1.5 million in core deposit intangibles in connection with the acquisition of Coastway Bancorp, Inc. (“Coastway”) in 2018. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we will be required to write down the value of these assets. We may be required to take impairment charges in the future, which would have a negative effect on our shareholders’ equity and financial results.

An increase in FDIC insurance assessments could significantly increase our expenses.

The Dodd-Frank Act eliminated the maximum Deposit Insurance Fund ratio of 1.5% of estimated deposits, and the FDIC has established a long-term ratio of 2.0%. The FDIC has the authority to increase assessments in order to maintain the Deposit Insurance Fund ratio at particular levels. The FDIC is also required to recover losses to its Deposit Insurance Fund arising from the use of the systemic risk exception invoked on March 12, 2023 to allow the FDIC to complete its resolution of both Silicon Valley Bank and Signature Bank in a manner that fully protected depositors. On November 16, 2023, the FDIC approved a final rule implementing a special assessment to recover such losses. Under the final rule, each insured depository institution’s assessment base for the special assessment is generally equal to estimated uninsured deposits as of December 31, 2022, after applying a $5 billion deduction.  In addition, if our regulators issue downgraded ratings of the Bank in connection with their examinations, the FDIC could impose significant additional fees and assessments on us. Increases in assessments by the FDIC could significantly increase our expenses.

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

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on May 1, 2023, First Republic Bank went into receivership and its deposits and substantially all of its assets were acquired by JPMorgan Chase Bank, National Association. Similarly, on March 10, 2023, Silicon Valley Bank went into receivership, and on March 12, 2023, Signature Bank went into receivership.

Inflation and rapid increases in interest rates led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. The Federal Reserve announced a program to provide loans to FDIC-insured depository institutions and certain U.S. branches and agencies of foreign banks secured by certain of such government securities to mitigate the risk of potential losses on the sale of such instruments, currently new advances (with terms up to one year) under the program can only be made through March 11, 2024. There is no guarantee that the Treasury, FDIC and/or the Federal Reserve, as applicable, would take such actions in the future in the event of the closure of other banks or financial institutions, that they would do so in a timely fashion, or that such actions, if taken, would have their intended effect.

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

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. The widespread adoption of new technologies, including, payment systems, could require substantial expenditures to modify or adapt our existing products and services. We might not be successful in developing or introducing new or modified products and services, integrating new products or services into our existing offerings, responding or adapting to changes in consumer behavior, preferences, spending, investing and/or saving habits, achieving market acceptance of our products and services, reducing costs in response to pressures to deliver products and services at lower prices or sufficiently developing and maintaining loyal customers.

Development of new products and services may impose additional costs on us and may expose us to increased operational risk.

The introduction of new products and services can entail significant time and resources, including regulatory approvals. Substantial risks and uncertainties are associated with the introduction of new products and services, including technical and control requirements that may need to be developed and implemented, rapid technological change in the industry, our ability to access technical and other information from its clients, the significant and ongoing investments required to bring new products and services to market in a timely manner at competitive prices and the preparation of marketing, sales and other materials that fully and accurately describe the product or service and its underlying risks. Our failure to manage these risks and uncertainties also exposes us to enhanced risk of operational lapses which may result in the recognition of financial statement liabilities. Regulatory and internal control requirements, capital requirements, competitive alternatives, vendor relationships and shifting market preferences may also determine if such initiatives can be brought to market in a manner that is timely and attractive to our clients. Products and services relying on internet and mobile technologies may expose us to fraud and cybersecurity risks. Implementation of certain new technologies, such as those related to artificial intelligence, automation and algorithms, may have unintended consequences due to their limitations, potential manipulation, or our failure to use them effectively. Failure to successfully manage these risks in the development and implementation of new products or services could have a material adverse effect on our business and reputation, as well as on our consolidated results of operations and financial condition.

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

Most of the securities in our portfolio are classified as available-for-sale. Accordingly, a decline in the fair value of our securities could cause a material decline in our reported equity and/or net income. At least quarterly, and more frequently when warranted by economic or market conditions, Management evaluates all securities classified as available-for-sale with a fair value below the amortized cost of the investment. Securities that we do not have the ability or intent to hold until recovery to its amortized cost are written down to fair value through a provision for credit losses. Debt securities that we have the intent and ability to hold are evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. If credit loss exists based on the results of the evaluation, an allowance for credit losses is recorded. Any impairment that has not been recorded through an allowance for credit losses is considered market-related and is recognized in other comprehensive income.

Potential downgrades of U.S. government securities by one or more of the credit ratings agencies could have a material adverse effect on our operations, earnings and financial condition.

A possible future downgrade of the sovereign credit ratings of the U.S. government and a decline in the perceived creditworthiness of U.S. government-related obligations could impact our ability to obtain funding that is collateralized by affected instruments, as well as affect the pricing of that funding when it is available. A downgrade may also adversely affect the market value of such instruments. We cannot predict if, when or how any changes to the credit ratings or perceived creditworthiness of these organizations will affect economic conditions. Such ratings actions could result in a significant adverse impact on us. Among other things, a downgrade in the U.S. government’s credit rating could adversely impact the value of our securities portfolio and may trigger requirements that we post additional collateral for trades relative to these securities. A downgrade of the sovereign credit ratings of the U.S. government or the credit ratings of related institutions, agencies or instruments could significantly exacerbate the other risks to which we are subject and any related adverse effects on the business, financial condition and results of operations.

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

The bodies responsible for establishing accounting standards, including the Financial Accounting Standards Board (“FASB”), the SEC, and other regulatory bodies, periodically change the financial accounting and reporting guidance that governs the preparation of our financial statements. These changes can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply new or revised guidance retroactively. Additionally, significant changes to accounting standards may require costly technology changes, additional training and personnel, and other expense that will negatively impact our results of operations.

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

Securities issued by us, including our common stock, are not FDIC-insured.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Introduction:

Our business operations rely on the secure collection, storage, transmission, and other processing of confidential and sensitive data through our information systems. In addition, as a financial services company, we are subject to extensive regulatory compliance requirements concerning the treatment of such data. To ensure the security, confidentiality, integrity, and availability of our information systems, we have implemented a comprehensive cybersecurity risk management program (the “Information Security Program”). The program is designed to identify, assess, manage, and mitigate risks and secure Company and customer information against threats. This is achieved through monitoring, threat management strategies, policies and procedures, security awareness, oversight, and governance.

Risk Management Oversight and Governance:

The Chief Risk Officer (“CRO”) and Chief Information Security Officer (“CISO”) provide direct oversight and management of the cybersecurity risk management program. The CISO and the Information Security team assess and manage the day-to-day cybersecurity and threat management programs. Our CISO has more than 20 years of relevant experience in leading and building risk management and cybersecurity programs. Our CISO maintains the following credentials: Certified Information Systems Auditor and

Certification in Risk Management Assurance. The CRO and CISO report periodically on important updates related to the Information Security Program and threat landscape to the Board of Directors and its designated committee with responsibility for oversight of risk management.

There are also several Management committees that are responsible for oversight of the Information Security Program. These include:

•Information Security Committee; and

•Risk Management Committee.

The Information Security Committee (“ISC”) is chaired by the CISO and is responsible for overseeing cybersecurity risk, including information security policies and procedures, information security audits, social engineering testing, vulnerability management, penetration testing, information security projects, business continuity, incident response planning, and current threats and security advisories related to the bank’s information systems and data assets. The ISC members include the CRO, Chief Information Officer, and General Counsel, with broader attendance from representatives of Risk Management, Technology, Operations, Internal Audit, and Retail. The ISC, in turn, provides a summary update and points of escalation to the Risk Management Committee (“RMC”), who is chaired by the CRO.

The RMC serves as the primary Management committee in fulfilling enterprise risk management oversight responsibilities, including cybersecurity risk. The RMC provides quarterly updates to the Audit Committee.

The Board of Directors holds oversight responsibility over the Company’s risk management program, including material risks related to cybersecurity threats. This oversight may be executed directly by the Board of Directors or through its committees. The Board of Directors has delegated oversight of Risk Management to the Audit Committee of the Board of Directors. The Audit Committee engages in regular discussions with Management regarding the Company’s risk exposures and the measures implemented to monitor and control these risks, including those that may result from material cybersecurity threats. These discussions include evaluating current trends, internal risk assessments, and risk management policies. Annually, a comprehensive report on the state of the Information Security Program, including cybersecurity risk management, is provided to the Board of Directors by the CRO and CISO. This report includes:

●	Risk assessment results;
●	Third- and fourth-party vendor oversight;
●	Results of security monitoring and testing;
●	Security incidents or violations (if applicable);
●	Material changes to Information Security Program; and
●	Internal and external audit results.

Cybersecurity Risk Management

The Information Security Program employs various information security controls, tools, and strategies to combat threats and to ensure the Company’s information and systems remain secure. The Information Security Program contains specific provisions for identifying, assessing, and mitigating cyber threats, including but not limited to social engineering, credential theft, and vulnerability exploitation.

Due to the dynamic nature of risks, threats, vulnerabilities, and the information systems themselves, all information systems that store, process, or transmit sensitive and confidential information are protected by defense-in-depth strategies that include strong authentication techniques, firewalls, network security settings, end point protection, physical security measures, and security awareness training.

The Information Security Program is periodically reviewed to ensure that internal controls are designed appropriately and operating as expected. The Information Security Program is reviewed and approved by the Board of Directors annually. Periodic audits are performed by internal and external auditors to confirm adherence to the security program and regulatory guidelines and requirements. The Information Security team performs an annual assessment of cybersecurity risk and maturity using the FFIEC Cybersecurity Assessment Tool and reports the results to the Board of Directors as part of the annual report.

The Information Security Program complies with all applicable regulations, including Section 501(b) of the Gramm–Leach–Bliley Act and Section 216 of the Fair and Accurate Credit Transactions Act of 2003. The Information Security Program aligns with National Institute of Standards and Technology Cybersecurity Framework and the Center for Internet Security (benchmarks for device hardening.

The Information Security team is responsible for monitoring and identifying all vulnerabilities and suspected threats and implementing corrective actions, if required. The Information Security team conducts risk assessments on the technology stack, determines effectiveness of internal controls, and develops remediation plans. The Information Security team utilizes specialized service providers to perform continuous monitoring, alerting and containment of potential threats, and penetration testing. The Information Security team maintains a Vendor Management Program and performs ongoing periodic risk assessments on third- and fourth-party vendors and their associated technologies, if applicable.

While extensive cybersecurity controls and procedures are in place, the risk of experiencing an incident can never be eliminated completely. We maintain and regularly review and update an Incident Response Plan designed to address adverse events that could impact the security of information, that affect our ability to conduct secure financial transactions, or that present reputational risk.

ITEM 2. PROPERTIES

At December 31, 2023, we conducted business throughout our Greater Boston and southeastern New England network of 30 full-service branches, and commercial lending offices in each of Boston, Massachusetts and Providence, Rhode Island. In addition, we have administrative offices in Brockton, Massachusetts. Of the Bank’s branches, 16 were owned, nine were leased, and five were owned on leased land. Most of our branches are equipped with ATMs and drive-up windows, and we also have six stand-alone ATM locations in Massachusetts. HarborOne Mortgage, LLC leases 17 offices in Florida, Maine, Massachusetts, New Hampshire, New Jersey, and Rhode Island, and is licensed to lend in five additional states. At December 31, 2023, the total net book value of our land, buildings, furniture, fixtures and equipment was $48.7 million.

ITEM 3. LEGAL PROCEEDINGS

During the fiscal year ended December 31, 2023, except as set forth below, the Company was not involved in any material pending legal proceedings as a plaintiff or as a defendant other than routine legal proceedings occurring in the ordinary course of business. Management believes that those routine legal proceedings involve, in the aggregate, amounts that are immaterial to the Company’s financial condition and results of operations.

In the fourth quarter of 2022, the Company reached an agreement-in-principle to settle a purported class action lawsuit concerning overdraft fees on re-presented transactions. The settlement in the matter, captioned Rita Meaden v. HarborOne Bank, received final court approval on November 14, 2023.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the Nasdaq Global Select Market under the symbol “HONE.” The approximate number of shareholders of record of the Company’s common stock as of March 1, 2024 was 2,820. The number of record-holders may not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees.

The Company currently pays quarterly cash dividends in the amount of $0.075 per share. The Company’s primary source of funds for dividends paid to shareholders is the receipt of dividends from the Bank; future dividends will depend on the earnings of the Bank, its financial condition, its need for funds, applicable government policies and regulations, and other such matters the Board of Directors deems appropriate. Management believes that the Bank will continue to generate adequate earnings to continue to pay comparable dividends in the future.

Stock Performance Graph

The following stock performance graph compares the cumulative total shareholder return on the Company’s common stock against the cumulative total return of the Russell 2000 Index and the S&P U.S. SmallCap Banks Index from December 31, 2018 to December 31, 2023. The results presented assume that the value of the Company’s common stock and each index was $100.00 on December 31, 2018. Total return assumes reinvestment of dividends.

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

The following chart depicts the total return performance of the Company:

Total Return Performance
200
150
100
50
Index Value
HarborOne Bancorp, Inc.
Russell 2000 Index
S&P U.S. SmallCap Banks Index
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23

Index	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
HarborOne Bancorp, Inc.	100.00	124.18	123.93	171.16	164.15	144.64
Russell 2000 Index	100.00	125.53	150.58	172.90	137.56	160.85
S&P U.S. SmallCap Banks Index	100.00	125.46	113.94	158.62	139.85	140.55

Source : S&P Global Market Intelligence
© 2024

Purchases of Equity Securities by the Issuer and Affiliated Purchases

The following table provides information regarding the Company’s purchase of its common stock during the three-month period ended December 31, 2023

	Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
				Maximum Number (or
			Total Number of Shares	Approximate Dollar
			(or Units) Purchased as	Value) of Shares (or
	Total Number		Part of Publicly	Units) that May Yet Be
	of Shares	Average Price	Announced Plans or	Purchased Under the
	Purchased	Paid Per Share	Programs	Plans or Programs
October 1 to October 31, 2023	355,000	$9.74	355,000	1,317,966
November 1 to November 30, 2023	207,000	10.82	562,000	1,110,966
December 1 to December 31, 2023	8,527	11.29	570,527	1,102,439
Total	570,527	$10.15	570,527	1,102,439

On July 5, 2023, the Company announced a sixth share repurchase program to repurchase up to 2,325,489 shares of the Company’s common stock, or approximately 5% of its outstanding shares. Under the sixth share repurchase program, the Company repurchased 1,223,050 shares at an average cost of $10.04 per share, inclusive of $0.10 per share of excise tax, through December 31, 2023.

ITEM 6. RESERVED.

HarborOne Bancorp, Inc.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The selected financial and other data of the Company set forth below are derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company and Notes thereto presented elsewhere herein.

	December 31,
	2023	2022	2021	2020	2019

	(in thousands)
Financial Condition Data:
Total assets	$5,667,896	$5,359,545	$4,553,405	$4,483,615	$4,058,921
Cash and cash equivalents	227,350	98,017	194,719	205,870	211,616
Securities available for sale, at fair value	290,151	301,149	394,036	276,498	239,473
Securities held to maturity, at cost	19,796	19,949	—	—	26,372
Asset held for sale	348	—	881	—	8,536
Loans held for sale, at fair value	19,686	18,544	45,642	208,612	110,552
Loans receivable, net	4,702,339	4,504,434	3,562,356	3,439,247	3,147,498
Deposits	4,387,409	4,189,499	3,682,649	3,506,209	2,942,873
Borrowings	568,462	434,960	89,870	183,130	388,039
Total equity	583,759	616,976	679,261	696,314	665,794

	Year Ended December 31,
	2023	2022	2021	2020	2019

	(in thousands)
Selected Operating Data:
Interest and dividend income	$244,288	$171,930	$143,895	$148,558	$154,784
Interest expense	117,017	22,944	12,525	28,492	45,722
Net interest income	127,271	148,986	131,370	120,066	109,062
Provision (benefit) for credit losses	5,680	5,660	(7,258)	34,815	4,747
Net interest income, after provision (benefit) for credit losses	121,591	143,326	138,628	85,251	104,315
Mortgage banking income	14,819	31,250	77,334	113,909	36,775
Loss on asset held for sale	—	—	—	—	(482)
Gains on sale and calls of securities, net	—	—	241	2,533	1,344
Other noninterest income	27,035	26,059	23,111	22,238	22,458
Noninterest expense	138,320	138,906	158,862	165,922	141,734
Income before income taxes	25,125	61,729	80,452	58,009	22,676
Income tax expense	9,048	16,140	21,935	13,217	4,408
Net income	$16,077	$45,589	$58,517	$44,792	$18,268

HarborOne Bancorp, Inc.

	At or For the Year Ended December 31,
	2023	2022	2021	2020	2019

Performance Ratios:
Return on average assets (ratio of net income to average total assets)	0.29%	0.95%	1.29%	1.05%	0.49%
Return on average assets, excluding goodwill impairment(4)	0.48	0.95	1.29	1.05	0.49
Return on average equity (ratio of net income to average equity)	2.68	7.14	8.45	6.55	3.82
Return on average equity, excluding goodwill impairment(4)	4.47	7.14	8.45	6.55	3.82
Interest rate spread(1)	1.84	3.16	2.99	2.80	2.81
Net interest margin(2)	2.44	3.35	3.12	3.06	3.14
Efficiency ratio(3)	81.34	66.90	67.94	63.48	82.40
Efficiency ratio, excluding goodwill impairment(3)(4)	74.98	66.90	67.94	63.48	82.40
Average interest-earning assets to average interest-bearing liabilities	126.78	136.01	139.75	134.81	125.39
Average equity to average total assets	10.81	13.37	15.20	16.09	12.78
Asset Quality Ratios:
Non-performing assets to total assets	0.31%	0.28%	0.79%	0.77%	0.76%
Non-performing loans to total loans	0.37	0.32	1.00	0.99	0.96
Allowance for credit losses on loans to non-performing loans	273.92	305.93	125.60	162.44	79.35
Allowance for credit losses on loans to total loans	1.01	0.99	1.26	1.59	0.76
Allowance for credit losses on loans to total loans, excluding PPP	1.01	0.99	1.27	1.64	—
Net loans charged off as a percent of average loans outstanding	0.08	0.09	0.08	0.10	0.04
Capital Ratios for Bancorp:
Common equity Tier 1 to risk weighted assets	12.0%	12.8%	16.4%	17.7%	18.7%
Tier 1 capital to risk weighted assets	12.0	12.8	16.4	17.7	18.7
Total capital to risk weighted assets	13.1	14.6	18.5	19.9	20.6
Tier 1 capital to average assets	10.0	11.5	13.6	14.5	15.3

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
(4) Refer to Non-GAAP Financial Measures and Reconciliation to GAAP.

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

The HarborOne Bank segment generates the significant majority of our consolidated net interest income and requires the provision for credit losses. The HarborOne Mortgage segment generates the majority of our noninterest income. We have provided below a discussion of the material results of operations for each segment on a separate basis for the years ended December 31, 2023 and 2022, which focuses on noninterest income and noninterest expenses. We have also provided a discussion of the consolidated operations of the Company, which includes the operations of HarborOne Bank and HarborOne Mortgage, for the same periods.

For additional revenue, net income, assets, and other financial information for each of the Company’s reportable segments, see Part II, Item 8. “Financial Statements and Supplementary Data – Note 21: Segment Reporting.”

HarborOne Bancorp, Inc.

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

In estimating the ACL on loans, management considers the sensitivity of the model and significant judgments and assumptions that could result in an amount that is materially different from management’s estimate. Management performed a sensitivity analysis to understand the impact of hypothetical changes in qualitative loss factors on the ACL. The sensitivity analysis evaluated the impact of changes to commercial loan segments due to the concentration of the Bank’s ACL allocation in the total commercial portfolio. At December 31, 2023, the potential impact of changes to Management’s judgements on total commercial qualitative risk factors ranged between a $13.4 million reduction and $12.8 million increase in the ACL. This sensitivity analysis does not represent a change to management’s judgment, but rather provides a hypothetical result to assess the sensitivity of the ACL to a key input.

See Note 4, “Loans and Allowance for Credit Losses,” to the Consolidated Financial Statements for further discussion.

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

HarborOne Bancorp, Inc.

The determination of fair value is based on valuations using Management’s assumptions of comparable transactions including completion date, industry, asset size, region, or other relevant factors, projected revenue and cash flow and performance measures. Changes in these quantitative factors, as well as downturns in economic or business conditions, could have a significant adverse impact on the fair value of the reporting unit in relation to the carrying value of goodwill and could result in an impairment loss affecting our consolidated financial statements as a whole. If the carrying amount exceeds its fair value, an impairment loss would be recognized equal to the amount of excess, limited to the amount of total goodwill allocated to the reporting unit. The impairment loss would be recognized as a charge to earnings.

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

Comparison of Financial Condition at December 31, 2023 and December 31, 2022

Total Assets.  Total assets increased $308.4 million, or 5.8%, to $5.67 billion at December 31, 2023 from $5.36 billion at December 31, 2022. The increase primarily reflects an increase of $200.6 million in loans and $130.2 million in short-term investments, partially offset by a decrease of $11.0 million in securities available for sale and a $10.8 million decrease in goodwill.

Cash and Cash Equivalents.  At December 31, 2023, cash and cash equivalents were $227.4 million, an increase of 131.9% from $98.0 million at December 31, 2022, as management continued to maintain excess liquidity.

Loans Held for Sale.  Loans held for sale at December 31, 2023 were $19.7 million, an increase of $1.2 million, or 6.5%, from $18.5 million at December 31, 2022 as higher interest rates on residential mortgage loans continued to dampened loan demand throughout 2023.

Loans, net.  At December 31, 2023, net loans were $4.70 billion, an increase of $197.9 million, or 4.4%, from $4.50 billion at December 31, 2022. The increase in net loans is primarily due to commercial and residential real estate loan growth partially offset by a decrease in consumer loans. Commercial real estate loans increased $93.3 million, or 4.1%, commercial and industrial loans increased $42.2 million, or 9.9% and commercial construction loans increased $9.1 million, or 4.6%. One- to four-family residential mortgage loans increased $81.3 million, or 5.7% and HELOCs and second mortgages increased $10.9 million, or 6.6%. Consumer loans decreased $19.4 million, or 46.8%. The ACL was $48.0 million, or 1.01% of total loans, at December 31, 2023, compared to $45.2 million, or 0.99% of total loans, at December 31, 2022. During 2023, the ACL was impacted by provisioning for loan growth and replenishment for charge-off activity.

HarborOne Bancorp, Inc.

The following table sets forth certain information at December 31, 2023 regarding scheduled contractual maturities during the period indicated. The table does not include any estimate of prepayments. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. The following table also sets forth the rate structure of loans scheduled to mature after one year.

		Second
	One- to	Mortgage
	Four-Family	and Equity
	Residential	Lines of	Residential	Commercial	Commercial	Commercial		Total
	Real Estate	Credit	Construction	Real Estate	Construction	and Industrial	Consumer	Loans

	(in thousands)

Amounts due in:
One year or less	$247	$1,087	$—	$125,081	$32,924	$32,091	$5,411	$196,841
After one year through five years	13,490	10,069	—	1,063,957	126,119	194,026	14,242	1,421,903
After five years through fifteen years	122,520	23,951	—	1,100,203	49,400	218,655	1,958	1,516,687
Beyond fifteen years	1,377,297	142,028	18,132	54,434	—	21,671	425	1,613,987
Total	$1,513,554	$177,135	$18,132	$2,343,675	$208,443	$466,443	$22,036	$4,749,418
Interest rate terms on amounts due after one year:
Fixed rate	$1,324,316	$8,925	$18,132	$1,365,605	$98,804	$222,188	$16,625	$3,054,595
Adjustable-rate	$188,991	$167,123	$—	$852,989	$76,715	$212,164	$—	$1,497,982

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

Securities.  Total investment securities at December 31, 2023 were $309.9 million, a decrease of $11.2 million, or 3.5%, from $321.1 million at December 31, 2022. Securities available for sale were negatively impacted by unrealized losses of $62.0 million at December 31, 2023, as compared to $68.3 million of unrealized losses as of December 31, 2022. As of December 31, 2023 and December 31, 2022, the gross unrealized loss positions were primarily related to mortgage-backed securities and other obligations issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Total gross unrealized losses were primarily attributable to changes in interest rates relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. Securities held to maturity amounted to $19.8 million and $19.9 million at December 31, 2023 and 2022, respectively.

HarborOne Bancorp, Inc.

The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2023. Weighted average yields in the table below have been calculated based on the amortized cost of the security:

			More than One Year		More than Five
	One Year or Less		to Five Years		Years to Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield

	(dollars in thousands)

Securities available for sale:
Debt securities:
U.S. government and government-sponsored enterprise obligations	$—	—%	$6,998	2.81%	$40,145	1.63%	$—	—%	$47,143	1.81%
U.S. government agency and government-sponsored mortgage-backed and collateralized mortgage obligations	—	—	3,345	2.22	5,878	2.62	292,906	2.13	302,129	2.14
SBA asset-backed securities	—	—	1,885	2.35	—	—	—	—	1,885	2.35
Corporate bonds	—	—	—	—	1,000	3.62	—	—	1,000	3.62
Total debt securities	$—	—%	$12,228	2.58%	$47,023	1.80%	$292,906	2.13%	$352,157	2.10%

Securities held to maturity:
Debt securities:
U.S. government and government-sponsored enterprise obligations	$—	—%	$15,000	3.83%	$—	—%	$—	—%	$15,000	3.83%
SBA asset-backed securities	—	—	—	—	4,796	4.55	—	—	4,796	4.55
Total debt securities	$—	—%	$15,000	3.83%	$4,796	4.55%	$—	—%	$19,796	4.00%

Mortgage Servicing Rights (“MSRs”).  MSRs are created as a result of our mortgage banking origination activities and accounted for at fair value. At December 31, 2023, we serviced mortgage loans for others with an aggregate outstanding principal balance of $3.56 billion. Total MSRs were $46.1 million at December 31, 2023, compared to $48.1 million at December 31, 2022. The change in total MSRs for the year ended December 31, 2023 reflects mortgage servicing rights retained of $2.7 million, amortization due to principal paydowns on the underlying mortgages of $2.0 million and a negative fair value mark of $2.7 million.

Quarterly, we utilize a third-party provider to assist in the determination of the fair value of our MSRs. They provide the appropriate prepayment speed, discount and default rate assumptions based on our portfolio, and key benchmark mortgage rates. Management reviews the assumptions and calculation. Any measurement of fair value is limited by the conditions existing and assumptions made at a particular point in time. Those assumptions may not be appropriate if they are applied to a different point in time.

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

HarborOne Bancorp, Inc.

Deposits.  Deposits increased $197.9 million, or 4.7%, to $4.39 billion at December 31, 2023 from $4.19 billion at December 31, 2022. The following table sets forth information concerning the composition of deposits:

	December 31,	December 31,	Increase (Decrease)
	2023	2022	Dollars	Percent

	(dollars in thousands)

Noninterest-bearing deposits	$659,973	$762,576	$(102,603)	(13.5)%
NOW accounts	305,774	297,625	8,149	2.7
Regular savings	1,265,315	1,468,172	(202,857)	(13.8)
Money market accounts	499,651	451,663	47,988	10.6
Term certificate accounts	858,241	494,599	363,642	73.5
Consumer and business deposits	3,588,954	3,474,635	114,319	3.3
Municipal deposits	471,817	413,484	58,333	14.1
Brokered deposits	326,638	301,380	25,258	8.4
Total deposits	$4,387,409	$4,189,499	$197,910	4.7%

Reciprocal deposits included in total deposits	$209,401	$28,560	$180,841	633.2%

The growth in deposits was driven by an increase of $114.3 million in consumer and business deposits, $25.3 million in brokered deposits and $58.3 million in municipal deposits. The consumer and business deposit mix changed, as core deposit accounts primarily migrated to certificates of deposit due to customers preference for committed rates at specified terms in lieu of liquid accounts with lower rates.

At December 31, 2023, brokered deposits were $326.6 million. These wholesale deposits provide a channel for the Company to seek additional funding outside the Company’s core market. The Bank also participates in a reciprocal deposit program that converts deposits at the Bank into multiple deposits at other financial institutions. The reciprocal deposit program provides access to FDIC-insured deposit products in aggregate amounts exceeding the current limits for depositors. Total deposits included $209.4 million in reciprocal deposits. The increase in reciprocal deposits reflects municipal depositors increased utilization of the reciprocal deposit program, as municipal deposits are generally required to be insured or secured by FHLB letters of credit.

The following table sets forth the average balances and weighted average rates of our deposit products at the dates indicated:

	Year Ended December 31,
	2023			2022			2021
			Weighted			Weighted			Weighted
	Average		Average	Average		Average	Average		Average
	Balance	Percent	Rate	Balance	Percent	Rate	Balance	Percent	Rate

	(dollars in thousands)

Deposit type:
Noninterest-bearing demand	$705,438	16.5%	—%	$771,299	20.0%	—%	$754,198	20.6%	—%
NOW accounts	280,218	6.5	0.10	302,530	7.9	0.05	257,201	7.0	0.06
Regular savings and club	1,386,891	32.4	1.82	1,284,364	33.4	0.45	1,115,626	30.6	0.14
Money market	875,722	20.5	3.33	879,133	22.9	0.64	846,756	23.2	0.20
Certificates of deposit	1,032,452	24.1	3.25	608,005	15.8	0.67	677,760	18.6	0.78
Total	$4,280,721	100.0%	2.06%	$3,845,331	100.0%	0.41%	$3,651,541	100.0%	0.24%

HarborOne Bancorp, Inc.

The following table sets forth the maturity of certificates of deposit, excluding brokered deposits, of $250,000 or more as of December 31, 2023:

Maturity Period	Amount
(in thousands)

Three months or less	$129,002
Over three through six months	33,813
Over six months through one year	56,329
Over one year	22,558
Total	$241,702

The total of estimated deposits in excess of the FDIC insurance limits amounted to $1.4 billion and $1.6 billion as of December 31, 2023 and 2022, respectively. In 2022, insurance for deposits in excess of FDIC limits was provided through the DIF. On February 24, 2023, at 5 p.m. local time, the Bank exited DIF. All customer non-certificates deposits as of that date and time were covered by DIF insurance until February 24, 2024. Certificates of deposit as of 5 p.m. local time on February 24, 2023 will remain covered by DIF insurance until their maturity date. The Company calculates its uninsured deposits based on the guidance provided by the FDIC for regulatory reporting purposes, which includes subsidiary deposits.

The following table summarizes uninsured deposits at the date indicated:

	December 31,	December 31,
	2023	2022

	(in thousands)

Uninsured deposits, per regulatory reporting requirements	$1,420,431	$1,557,581
Less: Subsidiary deposits	349,748	294,062
Collateralized deposits	17,892	—
Uninsured deposits, after exclusions	$1,052,791	$1,263,519

Uninsured deposits, after excluding subsidiary deposits and collateralized deposits, represented 24% of total deposits at December 31, 2023. Management believes that this provides a more informative view of deposits at risk, as subsidiary deposits are eliminated in consolidation and collateralized deposits are secured

Borrowings.  Total borrowings from the FHLB were $568.5 million at December 31, 2023, an increase of $167.8 million from $400.7 million at December 31, 2022. On September 30, 2021, $20.0 million in FHLB borrowings with an average cost of 3.5% were prepaid, with a penalty of $1.1 million included in noninterest expense.

On December 1, 2023, the Company fully redeemed the Subordinated Notes of $35 million and expensed the remaining unamortized issuance costs.  Amortization of issuance costs was $715,000 and $126,000 for the years ended December 31, 2023 and 2022, respectively.

Stockholders’ equity.  Total stockholders’ equity was $583.8 million at December 31, 2023 compared to $617.0 million at December 31, 2022. Stockholders’ equity decreased 5.4% when compared to the year ended December 31, 2022 as earnings were offset by share repurchases. The Company purchased 3,728,550 shares at an average price of $12.03 for a total of $44.9 million for the year ended December 31, 2023. A sixth share repurchase program announced on July 5, 2023, is still active. During the year ended December 31, 2022, the Company purchased a total of 4,338,637 shares at an average price of $14.16 for a total of $61.5 million. The tangible-common-equity-to-tangible-assets ratio (non-GAAP) was 9.33% at December 31, 2023 and 10.31% at December 31, 2022.

Comparison of Results of Operations for the Years Ended December 31, 2023 and 2022

HarborOne Bancorp, Inc. Consolidated

Overview. Consolidated net income for the year ended December 31, 2023 was $16.1 million, or $0.37 per diluted share, compared to net income of $45.6 million or $0.97 per diluted share, for the year ended December 31, 2022. The results for the year ended December 31, 2023 were significantly impacted by the full impairment of goodwill at HarborOne Mortgage in the amount of $10.8 million. For the year ended December 31, 2023, return on average assets was 0.29% and return on average equity was 2.68%, as compared to 0.95% and 7.14%, respectively, for the prior year. The Bank contributed $32.0 million in net income, partially offset by a $14.0 million loss at HarborOne Mortgage. The provision for credit losses was $5.7 million for the years ended December 31, 2023 and 2022.

HarborOne Bancorp, Inc.

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

	Year Ended December 31,
	2023			2022			2021
	Average			Average			Average
	Outstanding		Yield/	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost

	(dollars in thousands)

Interest-earning assets:
Investment securities (1)	$378,828	$8,118	2.14%	$390,894	$7,590	1.94%	$337,843	$4,212	1.25%
Other interest-earning assets	179,338	8,921	4.97	70,987	694	0.98	309,819	518	0.17
Loans held for sale	19,671	1,351	6.87	27,409	1,306	4.76	113,788	3,342	2.94
Loans
Commercial loans (2)(3)	2,956,956	157,379	5.32	2,493,646	110,305	4.42	2,150,022	87,911	4.09
Residential real estate loans (3)(4)	1,684,793	67,701	4.02	1,398,190	48,645	3.48	1,110,840	39,309	3.54
Consumer loans (3)	28,149	1,734	6.16	78,766	3,811	4.84	192,841	8,603	4.46
Total loans	4,669,898	226,814	4.86	3,970,602	162,761	4.10	3,453,703	135,823	3.93
Total interest-earning assets	5,247,735	245,204	4.67	4,459,892	172,351	3.86	4,215,153	143,895	3.41
Noninterest-earning assets	311,558			314,670			338,559
Total assets	$5,559,293			$4,774,562			$4,553,712
Interest-bearing liabilities:
Savings accounts	$1,386,891	25,271	1.82	$1,284,364	5,794	0.45	$1,115,626	1,610	0.14
NOW accounts	280,218	292	0.10	302,530	156	0.05	257,201	163	0.06
Money market accounts	875,722	29,138	3.33	879,133	5,632	0.64	846,756	1,676	0.20
Certificates of deposit	735,614	23,499	3.19	495,066	3,248	0.66	577,760	4,638	0.80
Brokered deposits	296,838	10,124	3.41	112,939	800	0.71	100,000	636	0.64
Total interest-bearing deposits	3,575,283	88,324	2.47	3,074,032	15,630	0.51	2,897,343	8,723	0.30
FHLB and FRB borrowings	532,586	25,918	4.87	170,748	5,219	3.06	84,711	1,707	2.02
Subordinated debentures	31,378	2,775	8.84	34,221	2,095	6.12	34,096	2,095	6.14
Total borrowings	563,964	28,693	5.09	204,969	7,314	3.57	118,807	3,802	3.20
Total interest-bearing liabilities	4,139,247	117,017	2.83	3,279,001	22,944	0.70	3,016,150	12,525	0.42
Noninterest-bearing liabilities:
Noninterest-bearing deposits	705,438			771,299			754,198
Other noninterest-bearing liabilities	113,675			85,995			91,084
Total liabilities	4,958,360			4,136,295			3,861,432
Total equity	600,933			638,267			692,280
Total liabilities and equity	$5,559,293			$4,774,562			$4,553,712
Tax equivalent net interest income		128,187			149,407			131,370
Tax equivalent interest rate spread (5)			1.84%			3.16%			2.99%
Less: tax equivalent adjustment		916			421			—
Net interest income as reported		$127,271			$148,986			$131,370
Net interest-earning assets (6)	$1,108,488			$1,180,891			$1,199,003
Net interest margin (7)			2.43%			3.34%			3.12%
Tax equivalent effect			0.01			0.01			—
Net interest margin on a fully tax equivalent basis			2.44%			3.35%			3.12%
Ratio of interest-earning assets to interest-bearing liabilities	126.78%			136.01%			139.75%

Supplemental information:
Total deposits, including demand deposits	$4,280,721	$88,324		$3,845,331	$15,630		$3,651,541	$8,723
Cost of total deposits			2.06%			0.41%			0.24%
Total funding liabilities, including demand deposits	$4,844,685	$117,017		$4,050,300	$22,944		$3,770,348	$12,525
Cost of total funding liabilities			2.42%			0.57%			0.33%

(1) Includes securities available for sale and securities held to maturity.

(2) Includes industrial revenue bonds for the years ended December 31, 2023 and 2022. Interest income from tax exempt loans is computed on a taxable equivalent basis using a rate of 21%.

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

	Year Ended December 31,
	2023 v. 2022			2022 v. 2021
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to Changes in		Increase	Due to Changes in		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

Interest-earning assets:
Investment securities	$(240)	$768	$528	$580	$2,798	$3,378
Other interest-earning assets	2,236	5,991	8,227	(134)	310	176
Loans held for sale	(433)	478	45	(1,670)	(366)	(2,036)
Loans
Commercial loans	22,089	24,985	47,074	10,610	11,784	22,394
Residential real estate loans	10,497	8,559	19,056	9,735	(399)	9,336
Consumer loans	(2,522)	445	(2,077)	(4,672)	(120)	(4,792)
Total loans	30,064	33,989	64,053	15,673	11,265	26,938
Total interest-earning assets	31,627	41,226	72,853	14,449	14,007	28,456
Interest-bearing liabilities:
Savings accounts	499	18,978	19,477	210	3,974	4,184
NOW accounts	(12)	148	136	27	(34)	(7)
Money market accounts	(22)	23,528	23,506	62	3,894	3,956
Certificates of deposit	2,259	17,992	20,251	(610)	(780)	(1,390)
Brokered deposit	2,790	6,534	9,324	77	87	164
Total interest-bearing deposits	5,514	67,180	72,694	(234)	7,141	6,907
FHLB and FRB advances	15,260	5,439	20,699	2,630	882	3,512
Subordinated debentures	(186)	866	680	8	(8)	—
Total borrowings	15,074	6,305	21,379	2,638	874	3,512
Total interest-bearing liabilities	20,588	73,485	94,073	2,404	8,015	10,419
Change in net interest income	$11,039	$(32,259)	$(21,220)	$12,045	$5,992	$18,037

Interest and Dividend Income.  Interest and dividend income on a tax-equivalent basis increased $72.9 million, or 42.3%, in 2023, compared to 2022, primarily reflecting commercial and residential loan growth in a higher interest rate environment. Loan interest income on a tax-equivalent basis increased $64.1 million to $226.8 million, average loans increased $699.3 million, and the yield increased 76 basis points from a year ago. Commercial loan income includes the recognition of deferred fees on PPP loans in the amount of $29,000 as compared to $884,000 in 2022. Interest income on other interest-earning assets increased $8.2 million, or 1,185.4% reflecting an increase in short-term investments to maintain liquidity.  Interest income on investment securities increased $528,000, or 7.0%, reflecting the increase in rate.

Interest Expense.  Compared to 2022, interest expense for the year ended December 31, 2023 increased $94.1 million, or 410.0% to $117.0 million from $22.9 million. The increase primarily reflects a 196-basis-point increase in the cost of interest-bearing deposits and an increase of $501.3 million in average interest-bearing deposits, resulting in a $72.7 million increase in interest expense on deposits. The cost of deposit funds was significantly impacted by rising rates, particularly the rates on certificates of deposits and money market accounts. The cost of FHLB borrowings increased 181 basis points and the average balance increased $361.8 million, resulting in a $20.7 million increase in interest expense on FHLB borrowings. The Subordinated Notes were fully redeemed December 1, 2023 and the interest expense includes $715,000 of issuance cost amortization as compared to $126,000 in the prior year.

Net Interest and Dividend Income.  Compared to 2022, tax equivalent net interest and dividend income for the year ended December 31, 2023 decreased $21.2 million, or 14.2%, to $128.2 million from $149.4 million. The tax equivalent net interest spread decreased 132 basis points to 1.84% for the year ended December 31, 2023 from 3.16% for the year ended December 31, 2022, and net interest margin on a tax equivalent basis also decreased 91 basis points to 2.44% for the year ended December 31, 2023 from 3.35% for the year ended December 31, 2022.

HarborOne Bancorp, Inc.

Income Tax Provision. The provision for income taxes and effective tax rate for the year ended December 31, 2023 were $9.0 million and 36.0%, respectively, compared to $16.1 million and 26.1%, respectively, for the year ended December 31, 2022. The effective tax rate for the year ended December 31, 2023 was impacted by the goodwill impairment charge that is not tax deductible. The effective tax rate for the year ended December 31, 2022 was impacted by the recognition of a net tax benefit for a reserve release upon the expiration of the statute of limitations.

Segments.  The Company has two reportable segments: HarborOne Bank and HarborOne Mortgage. Revenue from HarborOne Bank consists primarily of interest earned on loans and investment securities and service charges on deposit accounts. Revenue from HarborOne Mortgage is comprised of interest earned on loans and fees received as a result of the residential mortgage origination, sale and servicing process. Residential real estate portfolio loans are originated by HarborOne Mortgage and purchased by the Bank. The table below shows the results of operations for the Company’s segments, HarborOne Bank and HarborOne Mortgage, for the years ended December 31, 2023 and 2022, and the increase or decrease in those results.

	HarborOne Bank				HarborOne Mortgage
	Year Ended				Year Ended
	December 31,		Increase (Decrease)		December 31,		Increase (Decrease)
	2023	2022	Dollars	Percent	2023	2022	Dollars	Percent

	(dollars in thousands)

Net interest and dividend income	$129,157	$149,301	$(20,144)	(13.5)%	$806	$1,617	$(811)	(50.2)%
Provision for credit losses	5,680	5,660	20	0.4	—	—	—	—
Net interest and dividend income, after provision for credit losses	123,477	143,641	(20,164)	(14.0)	806	1,617	(811)	(50.2)
Mortgage banking income:
Gain on sale of mortgage loans	—	—	—	—	10,404	15,970	(5,566)	(34.9)
Intersegment (loss) gain	(1,063)	(3,604)	2,541	(70.5)	849	3,185	(2,336)	(73.3)
Changes in mortgage servicing rights fair value	(346)	618	(964)	(156.0)	(4,338)	4,714	(9,052)	(192.0)
Other	769	873	(104)	(11.9)	8,330	9,075	(745)	(8.2)
Total mortgage banking (loss) income	(640)	(2,113)	1,473	(69.7)	15,245	32,944	(17,699)	(53.7)
Other noninterest income (loss)	26,996	25,930	1,066	4.1	(2)	129	(131)	(101.6)
Total noninterest income	26,356	23,817	2,539	10.7	15,243	33,073	(17,830)	(53.9)
Goodwill impairment	—	—	—	—	10,760	—	10,760	NM
Noninterest expense	107,268	110,407	(3,139)	(2.8)	20,212	27,065	(6,853)	(25.3)
Income (loss) before income taxes	42,565	57,051	(14,486)	(25.4)	(14,923)	7,625	(22,548)	(295.7)
Provision (benefit) for income taxes	10,559	14,090	(3,531)	(25.1)	(944)	2,777	(3,721)	(134.0)
Net income (loss)	$32,006	$42,961	$(10,955)	(25.5)%	$(13,979)	$4,848	$(18,827)	(388.3)%

HarborOne Bank Segment

Results of Operations for the Years Ended December 31, 2023 and 2022

Net Income.  Bank net income for the year ended December 31, 2023 decreased $11.0 million, or 25.5%, to $32.0 million from $43.0 million for the year ended December 31, 2022. Pre-tax income decreased $14.5 million, or 25.4%, to $42.6 million as compared to $57.1 million in 2022.

Allowance for Credit Losses.  The Bank recorded a provision for credit losses of $5.7 million for the year ended December 31, 2023 which included a $6.7 million ACL on loans and a negative $1.0 million ACL on unfunded commitments, reflecting provisioning for loan growth and charge-off replenishment. The Bank recorded a provision for credit losses of $5.7 million for the year ended December 31, 2022 which included a $4.7 million ACL on loans and a $996,000 ACL on unfunded commitments. For the year ended December 31, 2023, the Bank recorded net charge-offs of $4.0 million compared to $3.5 million for the year ended December 31, 2022. Non-accrual loans were $17.5 million at December 31, 2023 compared to $14.8 million at December 31, 2022. The increase in non-accrual loans in 2023 primarily reflects an increase in commercial real estate non-accrual loans.

HarborOne Bancorp, Inc.

Noninterest Income.  Compared to the year ended December 31, 2022, total noninterest income for the year ended December 31, 2023 increased $2.5 million, or 10.7%, to $26.4 million from $23.8 million. The following table sets forth the components on non-interest income:

	Year Ended December 31,		Increase (Decrease)
	2023	2022	Dollars	Percent

	(dollars in thousands)

Intersegment loss	$(1,063)	$(3,604)	$2,541	70.5%
Secondary market loan servicing fees, net of guarantee fees	769	873	(104)	(11.9)
Changes in mortgage servicing rights fair value	(346)	618	(964)	(156.0)
Total mortgage banking loss	(640)	(2,113)	1,473	69.7%
Interchange fees	10,549	10,495	54	0.5
Other deposit account fees	9,507	8,770	737	8.4
Income on retirement plan annuities	540	456	84	18.4
Bank-owned life insurance income	2,749	1,981	768	38.8
Swap fee income	818	1,401	(583)	(41.6)
Other	2,833	2,827	6	0.2
Total noninterest income	$26,356	$23,817	$2,539	10.7%

The primary reasons for the changes within the noninterest income categories shown in the preceding tables are noted below:

●	The Bank records an intersegment loss on loans purchased from HarborOne Mortgage that is offset in consolidation. The Bank purchased $155.9 million residential mortgage loans from HarborOne Mortgage during 2023, as compared to $472.7 million during 2022.

●	The change in the MSR fair value is generally consistent with the change in key benchmark residential mortgage rates. As interest rates rise and prepayment speeds decrease, MSR fair value tends to increase. Conversely, when interest rates fall and prepayment speeds increase, MSR fair value tends to decrease. The 10-Year Treasury Constant Maturity rate was 3.88% at year end December 31, 2023 and 2022. The 2023 negative change in mortgage servicing rights fair value primarily reflects amortization due to payoffs of the underlying serviced loans.

●	The increase in BOLI income is due to a surrender and exchange strategy executed in the fourth quarter of 2024. The BOLI income was offset by a $464,000 corresponding tax impact included in the provision for income taxes and a modified endowment contract charge included in noninterest expense.

●	The increase in other deposit account fees reflects an increase in overdraft protection fees of $377,000 and an increase of $347,000 in fees on business deposit accounts.

●	Swap fee income is collected and recorded at the time the swap contract is entered into, and therefore income fluctuates as a function of the swap agreements entered into in a period.

HarborOne Bancorp, Inc.

Noninterest Expense. Total noninterest expense for the year ended December 31, 2023 decreased $3.1 million, or 2.8% to $107.3 million from $110.4 million for the year ended December 31, 2022. The following table sets forth the components on noninterest expense:

	Year Ended December 31,		Increase (Decrease)
	2023	2022	Dollars	Percent

	(dollars in thousands)

Compensation and benefits	$61,604	$64,473	$(2,869)	(4.4)%
Occupancy and equipment	16,071	16,834	(763)	(4.5)
Data processing expenses	9,648	8,837	811	9.2
Loan expenses	464	353	111	31.4
Marketing	3,310	3,523	(213)	(6.0)
Deposit expenses	1,975	2,375	(400)	(16.8)
Postage and printing	1,526	1,513	13	0.9
Professional fees	4,014	4,446	(432)	(9.7)
Foreclosed and repossessed assets	(7)	18	(25)	(138.9)
Deposit insurance	3,485	1,445	2,040	141.2
Other expenses	5,178	6,590	(1,412)	(21.4)
Total noninterest expense	$107,268	$110,407	$(3,139)	(2.8)%

The primary reasons for the significant changes within the noninterest expense categories shown in the preceding table are noted below:

~~●~~	The compensation and benefits decrease reflects a decrease in salary and benefit costs as a result of decreased staffing partially offset by the impact of annual salary increases. The 2022 benefits also included equity award acceleration in connection with the retirement of the Company’s former CEO, James W. Blake.

●	The decrease in occupancy and equipment expense reflects the branch optimization initiative and enacted cost-savings measures for property maintenance.

●	The increase in data processing expenses reflects increases in core processing expense and debit card processing fees.

●	The decrease in deposit expense reflects decreased check losses and debit card expense.

●	The decrease in professional fees reflects a decrease in consulting fees.

●	Deposit insurance expense increased due to an increase in the insurance rate and asset base.

●	Other expenses in 2022 includes $875,000 for an agreement-in-principle to settle a purported class action lawsuit concerning overdraft fees on re-presented transactions and $75,000 for the related legal fees. The lawsuit was settled in 2023.

HarborOne Bancorp, Inc.

HarborOne Mortgage Segment

Results of Operations for the Year Ended December 31, 2023 and 2022

Net Income.  HarborOne Mortgage recorded a net loss of $14.0 million for the year ended December 31, 2023, as compared to net income of $4.8 million for the year ended December 31, 2022. The HarborOne Mortgage segment’s results are heavily impacted by prevailing mortgage rates, refinancing activity and home sales. The results for the year ended December 31, 2023 were significantly impacted by the full impairment of goodwill at HarborOne Mortgage in the amount of $10.8 million. Throughout 2023 HarborOne Mortgage, and the mortgage banking industry in general, faced significant headwinds. The combination of the average residential mortgage rate reaching twenty year highs during 2023 and a housing market with low inventory and higher prices, generated the lowest annual residential mortgage loan origination volume in two decades. As a result of these conditions, the impairment analysis of goodwill completed in the fourth quarter of 2023 resulted in a determination that the goodwill at HarborOne Mortgage was fully impaired.

Noninterest Income.  For the years ended December 31, 2023 and 2022, noninterest income totaled $15.2 million and $32.9 million, respectively. Noninterest income is primarily from mortgage banking income, for which the following table provides further detail:

	Year Ended December 31,		Increase (Decrease)
	2023	2022	Dollars	Percent

	(dollars in thousands)

Gain on sale of mortgage loans	$10,404	$15,970	$(5,566)	(34.9)%
Intersegment gain	849	3,185	(2,336)	(73.3)
Processing, underwriting and closing fees	1,511	2,059	(548)	(26.6)
Secondary market loan servicing fees net of guarantee fees	6,819	7,016	(197)	(2.8)
Changes in mortgage servicing rights fair value	(4,338)	4,714	(9,052)	(192.0)
Total mortgage banking income	$15,245	$32,944	$(17,699)	(53.7)%

Originated mortgage servicing rights included in gain on sale of mortgage loans	$2,657	$4,539	$(1,882)	(41.5)%
Change in 10-year Treasury Constant Maturity rate in basis points	—	236

For the years ended December 31, 2023 and 2022, HarborOne Mortgage closed $579.5 million and $1.02 billion, respectively, of residential mortgage loans. The following tables provide additional loan production detail:

	Year Ended December 31,
	2023		2022
	Loan		Loan
	Amount	% of Total	Amount	% of Total

	(dollars in thousands)

Product Type
Conventional	$326,960	56.4%	$495,259	48.4%
Government	44,641	7.7	52,997	5.2
State Housing Agency	37,127	6.4	42,226	4.1
Jumbo	170,724	29.5	433,406	42.3
Seconds	96	0.0	326	—
Total	$579,548	100.0%	$1,024,214	100.0%

Purpose
Purchase	$531,369	91.7%	$800,516	78.2%
Refinance	36,179	6.2	186,397	18.2
Construction	12,000	2.1	37,301	3.6
Total	$579,548	100.0%	$1,024,214	100.0%

HarborOne Bancorp, Inc.

The primary reason for the changes within the noninterest income categories shown in the preceding tables are noted below:

●	The change in the MSR fair value is generally consistent with the change in key benchmark residential mortgage rates. As interest rates rise and prepayment speeds decrease, MSR fair value tends to increase. Conversely, when interest rates fall and prepayment speeds increase, MSR fair value tends to decrease. Although benchmark interest rates increased in 2023 the fair value increases were muted by model caps used in the MSR valuation. At December 31, 2023 and 2022, the 10-year Treasury Constant Maturity rate was 3.88%. The MSR valuation decreased $2.7 million and amortization related to payoffs was $1.6 million, resulting in a total decrease of approximately 33.1% for the year ended December 31, 2023, as compared to the same period in 2022.

●	HarborOne Mortgage records an intersegment gain on loans sold to the Bank that is offset in consolidation. The Bank purchased $155.9 million of residential mortgage loans from HarborOne Mortgage during 2023, as compared to $472.7 million during 2022.

●	Gain on sale of mortgage loans decreased $5.6 million, or 34.9%, due to decreased residential mortgage demand due to higher mortgage interest rates in 2023.

●	Processing, underwriting and closing fees decreased, due to volume decreases.

●	Secondary market loan servicing fees, net of guarantee fees, decreased consistent with a decrease in the average balance of the serviced portfolio partially offset by renegotiated servicing fees charged by the subservicer. The unpaid balance of the servicing portfolio totaled $3.28 billion and $3.31 billion at December 31, 2023 and 2022, respectively.

Noninterest Expense. Noninterest expense increased $3.9 million, or 14.4%, to $31.0 million for the year ended December 31, 2023 from $27.1 million. The following table sets forth the components on noninterest expense:

	Year Ended December 31,		Increase (Decrease)
	2023	2022	Dollars	Percent

	(dollars in thousands)

Compensation and benefits	$14,506	$19,799	$(5,293)	(26.7)%
Occupancy and equipment	2,552	2,757	(205)	(7.4)
Data processing expenses	123	333	(210)	(63.1)
Loan expenses	335	1,034	(699)	(67.6)
Marketing	401	393	8	2.0
Postage and printing	45	64	(19)	(29.7)
Professional fees	712	599	113	18.9
Goodwill impairment	10,760	—	10,760	—
Other expenses	1,538	2,086	(548)	(26.3)
Total noninterest expense	$30,972	$27,065	$3,907	14.4%

The primary reason for the changes within the noninterest expense categories shown in the preceding table are noted below:

●	Goodwill impairment charge of $10.8 million recorded in 2023.

●	The decrease in compensation and benefits primarily reflects the commission expense decrease consistent with the changes in mortgage origination volumes and decreased staffing levels. Full time equivalent employees decreased 44 year-over-year and 81 since year end 2021.

●	Occupancy and equipment expense decreased due to a decrease in loan offices.

●	Loan expense primarily is for expenses to originate loans and is generally consistent with mortgage origination volumes.

●	The increase in professional fees primarily reflects increased legal expenses.

●	The decrease in other expenses reflects decreased intercompany fees, and employment agency fees.

HarborOne Bancorp, Inc.

Asset Quality

The following table provides information with respect to our nonperforming assets at the dates indicated. We did not have any accruing loans past due 90 days or more at the dates presented.

		December 31,
	2023	2022	2021

	(dollars in thousands)

Non-accrual loans:
Residential real estate:
One- to four-family	$7,785	$8,927	$11,210
Second mortgages and equity lines of credit	473	421	600
Commercial real estate	7,416	2,039	20,053
Commercial construction	—	—	—
Commercial and industrial	1,791	3,329	4,114
Consumer	48	70	156
Total non-accrual loans	17,513	14,786	36,133
Other real estate owned and repossessed assets:
One- to four-family residential real estate owned	—	—	—
Other repossessed assets	69	54	53
Total nonperforming assets and performing troubled debt restructurings	$17,582	$14,840	$36,186

Period end allowance for credit losses balance	47,972	45,236	45,377
Period end total loan balance	4,750,311	4,549,670	3,607,733
Allowance for credit losses to total loans(1)	1.01%	0.99%	1.26%
Allowance for credit losses to non-accrual loans	273.92%	305.94%	125.58%
Total nonperforming loans to total loans (1)	0.37%	0.32%	1.00%
Total nonperforming assets to total assets	0.31%	0.28%	0.79%

(1) Total loans are presented before allowance for credit losses, but include deferred loan origination costs (fees), net, and the basis adjustment associated with the application of hedge accounting on certain residential real estate loans. Refer to Note 10 - Derivatives.

Credit quality performance has remained strong, with total nonperforming assets of $17.6 million at December 31, 2023, compared to $14.8 million at December 31, 2022. Nonperforming assets as a percentage of total assets were 0.31% and 0.28%, at December 31, 2023 and 2022, respectively. The increase in 2023 in total non-accrual loans is primarily due to a single commercial real estate credit in the metro office sector with a carrying value of $5.7 million. During 2022, two large commercial credits were fully resolved, reducing nonperforming assets significantly.

The continued uncertainty regarding inflation, interest rates and the related economic effects on credit quality could continue to affect the accounting for credit losses and the impact on the Company's loan and lease portfolio remains difficult to predict.

Management also continues to monitor certain sectors within the commercial real estate segment that may be particularly susceptible to increased credit risk as a result of trends that were precipitated by the COVID-19 pandemic and may be exacerbated by current economic conditions. This includes business-oriented hotels, non-anchored retail space, and metro office space. As of December 31, 2023, business-oriented hotels loans included 14 loans with a total outstanding balance of $122.7 million, non-anchored retail space loans included 28 loans with a total outstanding balance of $44.8 million, and metro office space loans included two loans with a total outstanding balance of $10.8 million. During the fourth quarter of 2023, a charge-off of $1.3 million was recorded on one of the metro office space loans based on a purchase and sale agreement that is expected to close in the second quarter of 2024. As of December 31, 2023, this loan has a carrying value of $5.7 million, was rated doubtful and on non-accrual status. There is also one business-oriented hotel credit with a carrying value of $1.7 million that was rated substandard and on non-accrual status. The other loans in these groups were performing in accordance with their terms.

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

HarborOne Bancorp, Inc.

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

The ACL was $48.0 million, or 1.01% of total loans, at December 31, 2023, compared to $45.2 million, or 0.99% of total loans, at December 31, 2022. The ACL on individually analyzed loans amounted to $106,000. The ACL on unfunded commitments, included in other liabilities on the Consolidated Balance Sheets, amounted to $3.9 million at December 31, 2023, compared to $4.9 million at December 31, 2022.

HarborOne Bancorp, Inc.

The following table sets forth the breakdown of the allowance for credit losses on loans by loan category at the dates indicated:

				December 31,
		2023			2022			2021
		% of			% of			% of
		Allowance			Allowance			Allowance
		Amount to	% of Loans		Amount to	% of Loans		Amount to	% of Loans
		Total	in Category		Total	in Category		Total	in Category
	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans

	(dollars in thousands)

Residential real estate:
One- to four-family	$12,101	25.22%	31.87%	$11,532	25.49%	31.48%	$3,631	8.00%	29.04%
Second mortgages and equity lines of credit	964	2.01	3.73	924	2.04	3.65	420	0.93	3.79
Residential construction	418	0.87	0.38	280	0.62	0.79	69	0.15	0.93
Commercial real estate	21,288	44.38	49.35	20,357	45.00	49.46	33,242	73.26	47.12
Commercial construction	4,824	10.06	4.39	4,645	10.27	4.38	2,010	4.43	3.79
Commercial and industrial	8,107	16.90	9.82	7,236	16.00	9.33	4,638	10.22	11.69
Consumer	270	0.56	0.46	262	0.58	0.91	367	0.81	3.64
Total general and allocated allowance	47,972	100.00	100.00%	45,236	100.00	100.00%	44,377	97.80	100.00%
Unallocated	—	0.00		—	0.00		1,000	2.20
Total	$47,972	100.00%		$45,236	100.00%		$45,377	100.00%

HarborOne Bancorp, Inc.

The following table sets forth net charge-offs (recoveries) and the ratio of annualized net charge-offs (recoveries) to average loans for the periods indicated:

	Year Ended December 31,
	2023			2022			2021
		Net	Net Charge-		Net	Net Charge-		Net	Net Charge-
	Average	Charge-offs	off (Recovery)	Average	Charge-offs	off (Recovery)	Average	Charge-offs	off (Recovery)
	Balance	(Recoveries)	Rate	Balance	(Recoveries)	Rate	Balance	(Recoveries)	Rate

	(dollars in thousands)

Residential real estate:
One- to four-family	$1,487,208	$(1)	(0.00)%	$1,210,259	$(2)	(0.00)%	$942,286	$(218)	(0.02)%
Second mortgages and equity lines of credit	171,069	(88)	(0.05)%	150,078	(117)	(0.08)%	137,041	(160)	(0.12)%
Residential real estate construction	26,516	—	—%	37,853	—	—%	31,513	—	—%
Total residential real estate loans	$1,684,793	$(89)	(0.01)%	$1,398,190	$(119)	(0.01)%	$1,110,840	$(378)	(0.03)%

Commercial:
Commercial real estate	$2,408,494	$4,167	0.17%	$2,018,006	$4,926	0.24%	$1,568,673	$400	0.03%
Commercial construction	208,529	—	—%	169,777	—	—%	123,025	—	—%
Commercial and industrial	339,933	(143)	(0.04)%	305,863	(1,310)	(0.43)%	458,324	2,728	0.60%
Total commercial loans	$2,956,956	$4,024	0.14%	$2,493,646	$3,616	0.15%	$2,150,022	$3,128	0.15%

Total Consumer loans	$28,149	$18	0.06%	$78,766	$(3)	(0.00)%	$192,841	$10	0.01%

Total loans	$4,669,898	$3,953	0.08%	$3,970,602	$3,494	0.09%	$3,453,703	$2,760	0.08%

The Bank recorded a provision for credit losses of $5.7 million for the year ended December 31, 2023, which included a $6.7 million provision for loan credit losses offset by a $1.0 million negative provision on unfunded commitments. The provision for credit losses was impacted by loan growth, charge-offs, changes in historical charge-off trends, and adjusted for Management’s assessment of certain qualitative factors. For the year ended December 31, 2022, we recorded a provision for credit losses of $5.7 million, consisting of a $4.7 million provision for loan credit losses and a $996,000 provision on unfunded commitments. The provision for credit losses is impacted by specific reserves, charge-offs, changes in historical charge-off trends, and adjusted for Management’s assessment of certain qualitative factors including loan portfolio growth and composition changes, ongoing evaluations of credit quality trends and current economic conditions.

Net charge-offs totaled $4.0 million, or 0.08% of average loans outstanding, for the year ended December 31, 2023, as compared to $3.5 million, or 0.09%, of average loans outstanding, for the year ended December 31, 2022. In 2023, the commercial real estate charge-offs were all related to one large credit in the metro office sector. The commercial real estate charge-offs and commercial and industrial recoveries in 2022 were primarily related to three separate large credits, of which two were fully resolved in 2022.

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

HarborOne Bancorp, Inc.

results will differ from the simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in the balance sheet composition and market conditions. Assumptions are supported with quarterly back-testing of the model to actual market rate shifts.

The table below sets forth, as of December 31, 2023 and 2022, the net interest income simulation results that estimate the impact of interest rate changes on the Company’s estimated net interest income over year one and year two time horizons:

	Change in Net Interest Income
	(% change from year one base)
Changes in Interest Rates	December 31, 2023		December 31, 2022
(basis points) (1)	Year One	Year Two	Year One	Year Two
+300	(17.5)%	(14.2)%	(10.4)%	(6.5)%
+200	(11.6)%	(9.2)%	(6.6)%	(3.6)%
+100	(5.6)%	(4.2)%	(3.2)%	(1.4)%
-100	6.1%	5.3%	2.5%	0.4%

(1) The calculated change in net interest income assumes an instantaneous parallel shift of the yield curve.

As of December 31, 2023, our models, as indicated above, show a decline in our net interest income in rising rate scenarios and an increase in our net interest income in falling rate scenarios. While the ALCO reviews and updates simulation assumptions and periodically back-tests the simulation results, income simulation may not always prove to be an accurate indicator of interest rate risk. If market competition prompts the Company to raise deposit rates more quickly, or results in reliance on higher-cost brokered deposits or other funding sources than is assumed in the simulation analysis, without an equivalent increase in interest rates on assets, net interest income would be negatively affected. Alternatively, net interest income would be positively affected if the Company were able to lag increases in deposit rates to a slower pace than the upward repricing of its loans. Additionally, historically unusual market conditions may result in market behavior that is not anticipated in our model, resulting in actual results that vary significantly from the simulated results of the model.

Economic Value of Equity Analysis.  The Company also uses the net present value of EVE methodology. This methodology calculates the difference between the present value of expected cash flows from assets and liabilities. The comparative scenarios assume an immediate parallel shift in the yield curve up 100, 200, and 300 basis points and down 100 basis points.

The table below sets forth, as of December 31, 2023, the estimated changes in the EVE that would result from an instantaneous parallel shift in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

At December 31, 2023
				EVE as a Percentage of Economic
		Estimated Increase (Decrease)		Value of Assets
Changes in Interest Rates	Estimated	in EVE			Changes in
(basis points) (1)	EVE	Amount	Percent	EVE Ratio (2)	Percent
(dollars in thousands)

+ 300	$409,173	$(179,779)	(30.5)%	8.3%	(2.7)%
+ 200	477,149	(111,803)	(19.0)	9.4	(1.6)
+ 100	542,037	(46,915)	(8.0)	10.4	(0.6)
0	588,952	—	—	11.0	—
- 100	612,206	23,254	3.9	11.1	0.1

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

We continue to focus on maintaining a strong liquidity position. We have access to immediate liquid resources in cash and cash equivalents of $277.4 million at December 31, 2023, which is primarily on deposit with FRBB. Maturities and payments on outstanding loans and investment securities also provide a steady flow of funds. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the FHLB and FRBB. As of December 31, 2023,we had additional borrowing capacity of $727.5 million from the FHLB, $69.4 million from the FRBB line based on the amount of collateral pledged, and $360.9 million available based on the par value of securities pledged under our facility through the BTFP. We also have additional borrowing capacity under a $25.0 million unsecured federal funds line with a correspondent bank. Potential sources of liquidity also include unpledged investment securities in our available-for-sale securities portfolio with a carrying value of $7.3 million and our ability to sell loans in the secondary market.

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

In the ordinary course of the Company’s operations, the Company has entered into certain contractual obligations and has made other commitments to make future payments. At December 31, 2023, we had outstanding commitments to originate loans of $83.6 million and unadvanced funds on loans of $778.1 million. Certificates of deposit that are scheduled to mature within one year from December 31, 2023 totaled $1.10 billion. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit will be renewed.

The Company believes that it will be able to meet its contractual obligations as they come due through the maintenance of adequate cash levels and liquidity. Our ability to maintain adequate levels of liquidity is dependent on our ability to continue to maintain a strong risk profile and capital base. The Company and the Bank are subject to various regulatory capital requirements. At December 31, 2023, the Company and the Bank exceeded all regulatory capital requirements and were considered “well capitalized” under regulatory guidelines. See Note 12 of the Notes to Consolidated Financial Statements.

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

Non-GAAP Financial Measures and Reconciliation to GAAP

In addition to results presented in accordance with generally accepted accounting principles (“GAAP”), this Form 10-K contains certain non-GAAP financial measures. Management believes that the supplemental non-GAAP information, which consists of income statement results excluding the goodwill impairment charge, total noninterest expense excluding the goodwill impairment charge, return on average assets, excluding the goodwill impairment charge, return on average equity, excluding goodwill impairment charge, the efficiency ratio excluding the goodwill impairment charge, and tangible common equity to tangible assets ratio, is utilized by regulators

HarborOne Bancorp, Inc.

and market analysts to evaluate a company’s financial condition and therefore, such information is useful to investors. These disclosures should not be viewed as a substitute for financial results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures which may be presented by other companies. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies’ non-GAAP financial measures having the same or similar names.

The following table reconciles the Company’s income statement results excluding the goodwill impairment charge, return on average assets, excluding the goodwill impairment charge, return on average equity, excluding goodwill impairment charge, the efficiency ratio, excluding the goodwill impairment charge and tangible-common-equity-to-tangible-assets ratio for the periods indicated:

	At or For the Years Ended December 31,
	2023	2022
(dollars in thousands)
Net income, as reported	$16,077	$45,589
Add: Goodwill impairment	10,760	—
Net income, excluding goodwill impairment (Non-GAAP)	$26,837	$45,589

Average total assets	$5,559,293	$4,774,562

Return on average assets (ratio of net income to average assets)	0.29%	0.95%
Add: Goodwill impairment	0.19%	—%
Return on average assets, excluding goodwill impairment (Non-GAAP)	0.48%	0.95%

Average stockholders' equity	$600,933	$638,267

Return on average stockholders' equity (ratio of net income to average stockholders' equity)	2.68%	7.14%
Add: Goodwill impairment	1.79%	-%
Return on average stockholders' equity, excluding goodwill impairment (Non-GAAP)	4.47%	7.14%

Noninterest expense less other intangible asset amortization	$137,563	$138,014
Less: Goodwill impairment	10,760	—
Noninterest expense less other intangible asset amortization, excluding goodwill impairment (Non-GAAP)	$126,803	$138,014

Sum of Net interest income and noninterest income	$169,125	$206,295

Efficiency ratio	81.34%	66.90%
Efficiency ratio, excluding goodwill impairment (Non-GAAP)	74.98%	66.90%

Tangible common equity:
Total stockholders' equity	$583,759	$616,976
Less: Goodwill	59,042	69,802
Less: Other intangible assets (1)	1,515	2,272
Tangible common equity	$523,202	$544,902

Tangible assets:
Total assets	$5,667,896	$5,359,545
Less: Goodwill	59,042	69,802
Less: Other intangible assets (1)	1,515	2,272
Tangible assets	$5,607,339	$5,287,471

Tangible common equity / tangible assets (2)	9.33%	10.31%

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

Brockton, Massachusetts

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of HarborOne Bancorp, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Management’s determination of qualitative factors involves significant judgment. Evaluating management’s judgments in their determination of these qualitative factors required a high degree of auditor effort and judgment. Therefore, we considered auditing the qualitative factors to be a critical audit matter due to the subjective nature of the qualitative factors, the resulting measurement uncertainty, and the significance of the portion of the allowance for credit losses determined through qualitative factors.

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

New York, New York

March 7, 2024

HarborOne Bancorp, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
(in thousands, except share data)	2023	2022

Assets
Cash and due from banks	$38,876	$39,712
Short-term investments	188,474	58,305
Total cash and cash equivalents	227,350	98,017

Securities available for sale, at fair value	290,151	301,149
Securities held to maturity, at amortized cost (fair value of $19,262 and $19,274 at December 31, 2023 and 2022, respectively)	19,796	19,949
Federal Home Loan Bank stock, at cost	27,098	20,071
Asset held for sale	348	—
Loans held for sale, at fair value	19,686	18,544
Loans	4,750,311	4,549,670
Less: Allowance for credit losses on loans	(47,972)	(45,236)
Net loans	4,702,339	4,504,434
Accrued interest receivable	18,169	15,139
Mortgage servicing rights, at fair value	46,111	48,138
Property and equipment, net	48,749	49,045
Retirement plan annuities	15,170	14,630
Bank-owned life insurance	94,675	91,953
Goodwill	59,042	69,802
Intangible assets	1,515	2,272
Other assets	97,697	106,402
Total assets	$5,667,896	$5,359,545

Liabilities and Stockholders' Equity
Deposits:
Demand deposit accounts	$659,973	$762,576
NOW accounts	305,825	297,692
Regular savings and club accounts	1,265,315	1,468,172
Money market deposit accounts	966,201	861,704
Term certificate accounts	863,457	497,975
Brokered deposits	326,638	301,380
Total deposits	4,387,409	4,189,499
FHLB short-term borrowings	303,000	385,000
FHLB long-term borrowings	265,462	15,675
Subordinated debt	—	34,285
Mortgagors' escrow accounts	8,872	9,537
Accrued interest payable	5,251	2,325
Other liabilities and accrued expenses	114,143	106,248
Total liabilities	5,084,137	4,742,569

Commitments and contingencies (Notes 7, 12 and 13)

Common stock, $0.01 par value; 150,000,000 shares authorized; 60,255,288 and 60,061,527 shares issued; 45,401,224 and 48,961,452 shares outstanding at December 31, 2023 and December 31, 2022, respectively	598	596
Additional paid-in capital	486,502	483,031
Retained earnings	359,656	356,438
Treasury stock, at cost, 14,854,064 and 11,100,075 shares at December 31, 2023 and 2022, respectively	(193,590)	(148,384)
Accumulated other comprehensive loss	(43,622)	(47,082)
Unearned compensation - ESOP	(25,785)	(27,623)
Total stockholders' equity	583,759	616,976
Total liabilities and stockholders' equity	$5,667,896	$5,359,545

The accompanying notes are an integral part of these Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Income

	Year Ended December 31,
(in thousands, except share data)	2023	2022	2021

Interest and dividend income:
Interest and fees on loans	$225,898	$162,340	$135,823
Interest on loans held for sale	1,351	1,306	3,342
Interest on taxable securities	8,118	7,590	4,212
Other interest and dividend income	8,921	694	518
Total interest and dividend income	244,288	171,930	143,895

Interest expense:
Interest on deposits	88,324	15,630	8,723
Interest on FHLB and FRB borrowings	25,918	5,219	1,707
Interest on subordinated debentures	2,775	2,095	2,095
Total interest expense	117,017	22,944	12,525

Net interest and dividend income	127,271	148,986	131,370
Provision (benefit) for credit losses	5,680	5,660	(7,258)

Net interest and dividend income, after provision (benefit) for credit losses	121,591	143,326	138,628

Noninterest income:
Mortgage banking income:
Gain on sale of mortgage loans	10,404	15,970	61,883
Changes in mortgage servicing rights fair value	(4,684)	5,332	(380)
Other	9,099	9,948	15,831
Total mortgage banking income	14,819	31,250	77,334
Deposit account fees	20,056	19,265	17,839
Income on retirement plan annuities	540	456	427
Gain on sale and call of securities, net	—	—	241
Bank-owned life insurance income	2,749	1,981	2,022
Other income	3,690	4,357	2,823
Total noninterest income	41,854	57,309	100,686

Noninterest expense:
Compensation and benefits	73,917	83,273	101,924
Occupancy and equipment	18,773	19,767	19,646
Data processing	9,771	9,170	9,154
Loan expenses	798	1,387	5,740
Marketing	3,711	3,916	3,644
Deposit expenses	1,975	2,375	1,782
Postage and printing	1,597	1,610	1,620
Professional fees	5,679	6,122	5,875
Prepayment penalties on Federal Home Loan Bank advances	—	—	1,095
Foreclosed and repossessed assets	(8)	18	(398)
Deposit insurance	3,485	1,445	1,338
Goodwill impairment	10,760	—	—
Other expenses	7,862	9,823	7,442
Total noninterest expense	138,320	138,906	158,862

Income before income taxes	25,125	61,729	80,452

Income tax provision	9,048	16,140	21,935

Net income	$16,077	$45,589	$58,517

Earnings per common share:
Basic	$0.37	$0.98	$1.15
Diluted	$0.37	$0.97	$1.14
Weighted average shares outstanding:
Basic	43,221,738	46,483,664	50,746,302
Diluted	43,419,622	47,118,457	51,523,135

The accompanying notes are an integral part of these Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in thousands)	2023	2022	2021

Net income	$16,077	$45,589	$58,517
Other comprehensive income:

Unrealized gain/loss on cashflow hedge:
Unrealized holding gains	1,403	7,815	2,557
Reclassification adjustment for net (gains) losses included in net income	(4,622)	(1,164)	513
Net change in unrealized (losses) gains on derivatives in cashflow hedging instruments	(3,219)	6,651	3,070
Related tax effect	905	(1,868)	(860)
Net-of-tax amount	(2,314)	4,783	2,210

Unrealized gain/loss on securities available for sale:
Unrealized holding gains (losses)	6,249	(64,620)	(7,496)
Reclassification adjustment for net realized gains	—	—	(241)
Net unrealized gains (losses)	6,249	(64,620)	(7,737)
Related tax effect	(410)	14,242	1,705
Net-of-tax amount	5,839	(50,378)	(6,032)

Postretirement benefit:
Adjustment of accumulated obligation for postretirement benefits	1	251	—
Reclassification adjustment for gains recognized in net periodic benefit cost	(66)	(42)	—
Net gains	(65)	209	—
Related tax effect	—	(59)	—
Net-of-tax amount	(65)	150	—

Total other comprehensive income (loss)	3,460	(45,445)	(3,822)

Comprehensive income	$19,537	$144	$54,695

The accompanying notes are an integral part of these Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

						Accumulated
	Common Stock		Additional		Treasury	Other	Unearned	Total
	Outstanding		Paid-in	Retained	Stock,	Comprehensive	Compensation	Stockholders'
(in thousands, except share data)	Shares	Amount	Capital	Earnings	at Cost	Income (Loss)	- ESOP	Equity

Balance at December 31, 2020	57,205,458	$584	$464,176	$277,312	$(16,644)	$2,185	$(31,299)	$696,314

Comprehensive income (loss)	—	—	—	58,517	—	(3,822)	—	54,695
Dividends declared of $0.20 per share	—	—	—	(10,130)	—	—	—	(10,130)
ESOP shares committed to be released (230,722 shares)	—	—	1,332	—	—	—	1,838	3,170
Restricted stock awards granted, net of forfeitures	186,172	—	—	—	—	—	—	—
Share-based compensation expense	—	—	3,784	—	—	—	—	3,784
Stock options exercised	62,840	1	642	—	—	—	—	643
Treasury stock purchased	(5,063,992)	—	—	—	(69,215)	—	—	(69,215)

Balance at December 31, 2021	52,390,478	$585	$469,934	$325,699	$(85,859)	$(1,637)	$(29,461)	$679,261

Cumulative effect of change in accounting principle - ASC 326	—	—	—	(1,884)	—	—	—	(1,884)
Comprehensive income (loss)	—	—	—	45,589	—	(45,445)	—	144
Dividends declared of $0.28 per share	—	—	—	(12,966)	—	—	—	(12,966)
ESOP shares committed to be released (230,723 shares)	—	—	1,440	—	—	—	1,838	3,278
Restricted stock awards granted, net of forfeitures	94,141	—	—	—	—	—	—	—
Performance stock units vested	14,596	—	—	—	—	—	—	—
Share-based compensation expense	—	2	3,303	—	—	—	—	3,305
Stock options exercised	868,808	9	8,354	—	—	—	—	8,363
Treasury stock purchased	(4,406,571)	—	—	—	(62,525)	—	—	(62,525)

Balance at December 31, 2022	48,961,452	$596	$483,031	$356,438	$(148,384)	$(47,082)	$(27,623)	$616,976

Comprehensive income (loss)	—	—	—	16,077	—	3,460	—	19,537
Dividends declared of $0.30 per share	—	—	—	(12,859)	—	—	—	(12,859)
ESOP shares committed to be released (230,723 shares)	—	—	663	—	—	—	1,838	2,501
Restricted stock awards granted, net of forfeitures	130,921	—	—	—	—	—	—	—
Share-based compensation expense	—	2	2,166	—	—	—	—	2,168
Stock options exercised	62,840	—	642	—	—	—	—	642
Treasury stock purchased	(3,753,989)	—	—	—	(45,206)	—	—	(45,206)

Balance at December 31, 2023	45,401,224	$598	$486,502	$359,656	$(193,590)	$(43,622)	$(25,785)	$583,759

The accompanying notes are an integral part of these Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2023	2022	2021

Cash flows from operating activities:
Net income	$16,077	$45,589	$58,517
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for credit losses	5,680	5,660	(7,258)
Net amortization of securities premiums/discounts	433	943	3,689
Proceeds from sale of loans	433,233	602,948	2,190,295
Loans originated for sale	(423,776)	(560,942)	(1,973,672)
Accretion of net deferred loan costs/fees and premiums	(190)	(399)	(2,530)
Depreciation and amortization of premises and equipment	3,843	3,924	4,412
Change in mortgage servicing rights fair value	4,684	(5,332)	380
Mortgage servicing rights capitalized	(2,657)	(4,538)	(13,815)
Accretion of fair value adjustment on loans and deposits, net	(366)	(1,204)	(3,455)
Goodwill impairment	10,760	—	—
Amortization of other intangible assets	757	892	1,206
Amortization of subordinated debt issuance costs	715	126	126
Gain on sale and call of securities, net	—	—	(241)
Net gains on mortgage loan sales, including fair value adjustments	(10,600)	(14,908)	(53,653)
Bank-owned life insurance income	(2,749)	(1,981)	(2,022)
Income on retirement plan annuities	(540)	(456)	(427)
Write-down of asset held for sale	—	196	—
Net loss on disposal of premises and equipment	19	41	—
Net gain on sale of assets held for sale	(305)	—	—
Net gain on sale and write-down of other real estate owned and repossessed assets	(9)	(30)	(243)
Deferred income tax expense	(1,778)	3,162	6,427
ESOP expense	2,501	3,278	3,170
Share-based compensation expense	2,168	3,305	3,784
Decrease (increase) in operating lease ROU assets	4,068	(161)	(3,592)
(Decrease) increase in operating lease liabilities	(4,067)	220	4,000
Change in other assets	(192)	(20,388)	32,974
Change in other liabilities	15,799	8,954	(23,777)
Net cash provided by operating activities	53,508	68,899	224,295

Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	21,414	43,426	148,702
Purchases	(4,606)	(16,102)	(316,746)
Sales	—	—	39,321
Activity in securities held to maturity:
Maturities, prepayment and calls	160	—	—
Purchases	—	(19,949)	—
Net (purchase) redemption of FHLB stock	(7,027)	(14,140)	2,807
Proceeds on asset held for sale	874	685	—
Loan pool purchase	—	(58,311)	(26,768)
Participation-in loan purchases	(33,169)	(197,000)	(87,837)
Net loan (originations) payments	(170,145)	(688,689)	4,352
Proceeds from sale of other real estate owned and repossessed assets	267	327	1,576
Additions to property and equipment	(4,481)	(2,265)	(6,458)
Net cash used by investing activities	(196,713)	(952,018)	(241,051)

(continued)

The accompanying notes are an integral part of these Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2023	2022	2021

Cash flows from financing activities:
Net increase in deposits	197,806	506,725	176,035
Net change in short-term borrowed funds	(82,000)	385,000	(35,000)
Proceeds from FHLB borrowings	325,000	—	3,400
Repayment of FHLB borrowings	(75,213)	(40,036)	(61,786)
Repayment of subordinated debt	(35,000)	—	—
Net change in mortgagors' escrow accounts	(665)	1,078	723
Proceeds from exercise of stock options	642	8,363	643
Treasury stock purchased	(45,206)	(62,525)	(69,215)
Dividends paid	(12,826)	(12,188)	(9,195)
Net cash provided by financing activities	272,538	786,417	5,605

Net change in cash and cash equivalents	129,333	(96,702)	(11,151)

Cash and cash equivalents at beginning of period	98,017	194,719	205,870

Cash and cash equivalents at end of period	$227,350	$98,017	$194,719

Supplemental cash flow information:
Interest paid on deposits	$86,538	$14,235	$8,714
Interest paid on borrowed funds	28,464	6,783	3,951
Income taxes paid, net	10,975	11,674	20,885
Transfer of loans to other real estate owned and repossessed assets	273	297	792
Transfer of assets to assets held for sale	918	—	881
Dividends declared	12,859	12,966	10,130

Supplemental disclosure related to adoption of ASU 2016-02, detailed in Note 1:
ROU asset	$—	$—	$23,189
Operating lease liabilities	—	—	24,370

The accompanying notes are an integral part of these Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

HarborOne Bancorp, Inc. (the “Company”) is the stock holding company of HarborOne Bank (the “Bank”), a state-chartered trust company, which in turn owns a residential mortgage banking company, HarborOne Mortgage, LLC (“HarborOne Mortgage”). HarborOne Mortgage was acquired as Merrimack Mortgage, LLC on July 1, 2015 and effective April 3, 2018 became HarborOne Mortgage. The Consolidated Financial Statements include the accounts of the Company, the Company’s subsidiaries, Legion Parkway Company LLC, a security corporation formed on July 13, 2016 and HarborOne Bank; and the Bank’s wholly-owned subsidiaries, HarborOne Mortgage, one security corporation subsidiary, and one passive investment subsidiary. The passive investment corporation maintains and manages certain assets of the Bank.  The security company was established for the purpose of buying, holding, and selling securities on its own behalf. All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations

The Company provides a variety of financial services to individuals and businesses through its 30 full-service bank branches in Massachusetts and Rhode Island, and a commercial lending office in each of Boston, Massachusetts and Providence, Rhode Island. HarborOne Mortgage maintains offices in Florida, Maine, Massachusetts, Rhode Island, New Hampshire and New Jersey and originates loans in five additional states.

The Company’s primary deposit products are checking, money market, savings and term certificate of deposit accounts while its primary lending products are commercial real estate, commercial, residential mortgages, home equity, and consumer loans. The Company also originates, sells and services residential mortgage loans through HarborOne Mortgage.

Risks and Uncertainties

During the first quarter of 2023, the banking industry experienced significant volatility with multiple high-profile bank failures and industry-wide concerns related to liquidity, deposit outflows, unrealized securities losses and eroding consumer confidence in the banking system. In response to these events, the Treasury, the Federal Reserve, and the FDIC jointly announced the BTFP on March 12, 2023. This program aims to enhance liquidity by allowing institutions to pledge certain securities at the par value of the securities, and at a borrowing rate of ten basis points over the one-year overnight index swap rate. The BTFP is available to eligible U.S. federally insured depository institutions, with advances having a term of up to one year and no prepayment penalties. Currently new advances (with terms up to one year) under the BFTP can only be made through March 11, 2024.

Macroeconomic trends are mixed as uncertainty remains about the economy and banking industry. Market conditions and external factors may unpredictably impact the competitive landscape for deposits in the banking industry. Additionally, the interest rate environment has increased competition for liquidity and the premium at which liquidity is available to meet funding needs. An unexpected increase of withdrawals of deposits could adversely impact the Company’s ability to fund its operations, potentially requiring greater reliance on secondary sources of liquidity to meet withdrawal demands or to fund continuing operations. These sources may include proceeds from FHLB advances, proceeds from the BTFP, sales of investment securities and loans, federal funds, lines of credit from correspondent banks, and brokered deposits.

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

Effective January 1, 2022, the Company adopted the provisions of Topic 326 and modified its accounting for the assessment of available-for-sale debt securities for impairment as further described below.

The Company has made an accounting policy election to exclude accrued interest from the amortized cost basis of debt securities and reports accrued interest separately in other assets in the Consolidated Balance Sheets. The Company also excludes accrued interest from the estimate of credit losses.

A debt security is placed on non-accrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a debt security placed on non-accrual status is reversed against interest income. There were no debt securities on non-accrual status, and therefore there was no accrued interest related to debt securities reversed against interest income, for the years ended December 31, 2023 and 2022.

The Company measures expected credit losses on held-to-maturity securities on a collective basis by major security type in accordance with the CECL methodology. As of December 31, 2023, the held-to-maturity securities were U.S. government-sponsored agency obligations. These securities are guaranteed by the government sponsored agency with a long history of no credit losses. As a

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

result, Management has determined these securities to have a zero loss expectation and therefore does not estimate an allowance for credit losses on these securities.

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

Federal Home Loan Bank Stock

The Company, as a member of the FHLB system, is required to maintain an investment in capital stock of the FHLB of Boston. Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLB may declare dividends on the stock. The Company reviews FHLB stock for impairment based on the ultimate recoverability of the cost basis. As of December 31, 2023 and 2022, no impairment has been recognized.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Accrual of interest on loans is discontinued when collectability of principal or interest is uncertain or when payments of principal or interest have become contractually past due 90 days or more. Past due status is based on contractual terms of the loan. However, a loan may remain on accrual status if both the value of any collateral securing the loan is sufficient to cover principal and accrued interest thereon, and the loan is in the process of collection. In all cases, loans are placed on non-accrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not received for loans placed on non-accrual status is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method until qualifying for return to accrual. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero.

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

The Company has made an accounting policy election to exclude accrued interest from the amortized cost basis of loans and reports accrued interest separately in other assets in the Consolidated Balance Sheets. The Company also excludes accrued interest from the estimate of credit losses. Accrued interest receivable on loans totaled $15.6 million and $13.8 million, respectively, as of December 31, 2023 and 2022, respectively.

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

Management employs a process and methodology to estimate the ACL on loans that evaluates both quantitative and qualitative factors. The methodology for evaluating quantitative factors consists of two basic components. The first component involves pooling loans into portfolio segments for loans that share similar risk characteristics. Pooled loan portfolio segments include commercial real

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

estate, commercial and industrial, commercial construction, residential real estate (including homeowner construction), home equity and consumer loans. The second component involves individually analyzed loans that do not share similar risk characteristics with loans that are pooled into portfolio segments. Individually analyzed loans include non-accrual loans, commercial loans risk-rated 8 or greater,  and certain other loans based on the underlying risk characteristics and the discretion of Management to individually analyze such loans.

For loans that are individually analyzed, the ACL is measured using a discounted cash flow (“DCF”) methodology based upon the loan’s contractual effective interest rate, or at the loan’s observable market price, or, if the loan is collateral-dependent, at the fair value of the collateral. Factors Management considers when measuring the extent of expected credit loss include payment status, collateral value, borrower financial condition, guarantor support and the probability of collecting scheduled principal and interest payments when due. For collateral-dependent loans for which repayment is to be provided substantially through the sale of the collateral, Management adjusts the fair value for estimated costs to sell. For collateral-dependent loans for which repayment is to be provided substantially through the operation of the collateral, estimated costs to sell are not incorporated into the measurement. Management may also adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of circumstances associated with the collateral.

For pooled loans, the Company utilizes a DCF methodology to estimate credit losses over the expected life of the loan. The life of the loan excludes expected extensions, renewal and modifications, unless: (1) the extension or renewal options are included in the original or modified contract terms and not unconditionally cancellable by the Company; or (2) Management reasonably expects at the reporting date that a modification will be made to a borrower experiencing financial difficulty. The methodology incorporates the probability of default and loss given default, which are identified by default triggers such as past due by 90 or more days, whether a charge-off has occurred, the loan is non-accrual, or the loan is risk-rated as special mention, substandard, or doubtful. The probability of default for the life of the loan is determined by the use of an econometric factor. Management utilizes the national unemployment rate as an econometric factor with a one-year forecast period and one-year straight-line reversion period to the historical mean of its macroeconomic assumption in order to estimate the probability of default for each loan portfolio segment. Utilizing a third-party regression model, the forecasted national unemployment rate is correlated with the probability of default for each loan portfolio segment. The DCF methodology combines the probability of default, the loss given default, maturity date and prepayment speeds to estimate a reserve for each loan. The sum of all the loan level reserves are aggregated for each portfolio segment and a loss rate factor is derived.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

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

Loss allocations for loans deemed to be impaired were measured using a discounted cash flow method based upon the loan’s contractual effective interest rate, or at the loan’s observable market price, or, if the loan was collateral dependent, at the fair value of the collateral. For loans that were collectively evaluated, loss allocation factors were derived by analyzing historical loss experience by loan segment over an established look-back period deemed to be relevant to the inherent risk of loss in the portfolios. Loans were segmented by loan type, collateral type, delinquency status and loan risk rating, where applicable. These loss allocation factors were adjusted to reflect the loss emergence period. These amounts were supplemented by certain qualitative risk factors reflecting Management’s view of how losses may vary from those represented by historical loss rates. The qualitative risk factors were the same as those considered under the ASC 326 accounting policy described above.

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

At December 31, 2023, the Company had no finance lease ROU assets or lease liabilities. For operating leases, total lease cost is comprised of lease expense, short-term lease cost, and variable lease cost. Lease expense includes future minimum lease payments, which are recognized on a straight-line basis over the lease term, as well as common area maintenance charges, real estate taxes, insurance and other expenses, where applicable, which are expensed as incurred. Total lease cost for operating leases is recorded in occupancy and equipment noninterest expense. See Note 14, Operating Lease Right-of-Use Assets and Liabilities, for further information.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. Public entities are required to disclose significant expense categories and amounts for each reportable segment.  Significant expense categories are derived from expenses that are regularly reported to an entity’s CODM, and included in a segment’s reported measures of profit or loss.  Public entities are also required to disclose the title and position of the CODM and explain how the CODM uses the reported measures of profit or loss to assess segment performance. The ASU requires interim disclosures of certain segment-related disclosures that previously were only required annually. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the ASU should be applied prospectively. The adoption of the ASU is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

2.	DEBT SECURITIES

The amortized cost and fair value of securities with gross unrealized gains and losses is as follows:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value

	(in thousands)

December 31, 2023:
Securities available for sale
U.S. government and government-sponsored enterprise obligations	$47,143	$—	$6,961	$—	$40,182
U.S. government agency and government-sponsored residential mortgage-backed securities	300,277	3	54,683	—	245,597
U.S. government-sponsored collateralized mortgage obligations	1,852	—	70	—	1,782
SBA asset-backed securities	1,885	—	107	—	1,778
Corporate bonds	1,000	—	188	—	812
Total securities available for sale	$352,157	$3	$62,009	$—	$290,151

Securities held to maturity
U.S. government and government-sponsored enterprise obligations	$15,000	$—	$438	$—	$14,562
SBA asset-backed securities	4,796	—	96	—	4,700
Total securities held to maturity	$19,796	$—	$534	$—	$19,262

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value

	(in thousands)

December 31, 2022:
Securities available for sale
U.S. government and government-sponsored enterprise obligations	$47,143	$—	$8,649	$—	$38,494
U.S. government agency and government-sponsored residential mortgage-backed securities	315,964	—	59,149	—	256,815
U.S. government-sponsored collateralized mortgage obligations	2,612	—	113	—	2,499
SBA asset-backed securities	2,685	—	190	—	2,495
Corporate bonds	1,000	—	154	—	846
Total securities available for sale	$369,404	$—	$68,255	$—	$301,149

Securities held to maturity
U.S. government and government-sponsored enterprise obligations	$15,000	$—	$597	$—	$14,403
SBA asset-backed securities	4,949	—	78	—	4,871
Total securities held to maturity	$19,949	$—	$675	$—	$19,274

Accrued interest receivable is excluded from the amortized cost basis of debt securities. Accrued interest receivable totaled $940,000 and $957,000 as of December 31, 2023 and 2022, respectively.  At December 31, 2023, available-for-sale debt securities with a fair value of $287.6 million and held-to-maturity securities with an amortized cost of $15.0 million were pledged as collateral to provide BTFP borrowing capacity.  The BTFP provides for funding based on the par value of the collateral which was $360.9 million.

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2023 is as follows:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(in thousands)

After 1 year through 5 years	$6,998	$6,586	$15,000	$14,562
After 5 years through 10 years	41,145	34,408	—	—
Over 10 years	—	—	—	—
	48,143	40,994	15,000	14,562

U.S. government agency and government-sponsored residential mortgage-backed securities	300,277	245,597	—	—
U.S. government-sponsored collateralized mortgage obligations	1,852	1,782	—	—
SBA asset-backed securities	1,885	1,778	4,796	4,700

Total	$352,157	$290,151	$19,796	$19,262

U.S. government-sponsored residential mortgage-backed securities, collateralized mortgage obligations and securities whose underlying assets are loans from the SBA have stated maturities of one to 29 years; however, it is expected that such securities will have shorter actual lives due to prepayments. U.S. government and GSE obligations and corporate bonds are callable at the discretion of the issuer. The U.S. government and GSE obligations and corporate bonds with a total fair value of $55.6 million have a final maturity of three to eight years and a call feature of one month to three years. At December 31, 2023 and 2022, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholder equity.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The following table shows proceeds and gross realized gains and losses related to the sales and calls of securities for the periods indicated:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)

Sales
Proceeds	$—	$—	$39,321
Gross gains	—	—	241
Gross losses	—	—	—

Calls
Proceeds	$—	$—	$5,000
Gross gains	—	—	—
Gross losses	—	—	—

Information pertaining to securities with gross unrealized losses at December 31, 2023 and December 31, 2022 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months		Twelve Months and Over
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

	(in thousands)

December 31, 2023:
Securities available for sale

U.S. government and government-sponsored enterprise obligations	$—	$—	$6,961	$40,182
U.S. government agency and government-sponsored residential mortgage-backed securities	—	—	54,683	240,955
U.S. government-sponsored collateralized mortgage obligations	—	—	70	1,782
SBA asset-backed securities	—	—	107	1,778
Corporate bonds	—	—	188	812
	$—	$—	$62,009	$285,509

Securities held to maturity

U.S. government and government-sponsored enterprise obligations	$—	$—	438	14,562
SBA asset-backed securities	96	4,700	—	—
	$96	$4,700	$438	$14,562

December 31, 2022:
Securities available for sale

U.S. government and government-sponsored enterprise obligations	$249	$4,751	$8,400	$33,743
U.S. government agency and government-sponsored residential mortgage-backed securities	3,620	35,214	55,529	221,566
U.S. government-sponsored collateralized mortgage obligations	113	2,499	—	—
SBA asset-backed securities	190	2,495	—	—
Corporate bonds	154	846	—	—
	$4,326	$45,805	$63,929	$255,309

Securities held to maturity

U.S. government and government-sponsored enterprise obligations	$597	$14,403	$—	$—
SBA asset-backed securities	78	4,871	—	—
	$675	$19,274	$—	$—

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

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

As of December 31, 2023, the Company’s security portfolio consisted of 133 debt securities, 131 of which were in an unrealized loss position. The unrealized losses are primarily related to the Company’s debt securities that were issued by U.S. government-sponsored enterprises and agencies. The Company does not believe that the debt securities that were in an unrealized loss position as of December 31, 2023 represent a credit loss impairment. As of December 31, 2023 and December 31, 2022, the gross unrealized loss positions were primarily related to mortgage-backed securities and other obligations issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Total gross unrealized losses were primarily attributable to changes in interest rates relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.

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

Management expects to recover the entire amortized cost basis of the available-for-sale debt securities with an unrealized loss. Furthermore, the Company does not intend to sell these securities, and it is unlikely that the Company will be required to sell these securities, before recovery of their cost basis, which may be at maturity. Therefore, no allowance for credit losses was recorded at December 31, 2023.

As of December 31, 2023, the held-to-maturity securities were U.S. government sponsored agency obligations. These securities are guaranteed by the government sponsored agency with a long history of no credit losses and Management has determined these securities to have a zero loss expectation and therefore does not estimate an ACL on these securities.

3.	LOANS HELD FOR SALE

The following table provides the fair value and contractual principal balance outstanding of loans held for sale accounted for under the fair value option:

	December 31,	December 31,
	2023	2022

	(in thousands)

Loans held for sale, fair value	$19,686	$18,544
Loans held for sale, contractual principal outstanding	19,155	18,208
Fair value less unpaid principal balance	$531	$336

The Company has elected the fair value option for mortgage loans held for sale to better match changes in the fair value of the loans with changes in the fair value of the forward sale commitment contracts used to economically hedge them. Changes in fair value of mortgage loans held for sale accounted for under the fair value option election amounted to an increase of $195,000 in the year ended December 31, 2023 to $531,000, compared to a decrease of $1.1 million in the year ended December 31, 2022. These amounts are offset in earnings by the changes in fair value of forward sale commitments. The changes in fair value are reported as a component of gain on sale of mortgage loans in the Consolidated Statements of Income.

At December 31, 2023 and 2022, there were no loans held for sale that were greater than 90 days past due.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

4.	LOANS AND ALLOWANCE FOR CREDIT LOSSES

A summary of the balances of loans follows:

	December 31,	December 31,
	2023	2022

	(in thousands)

Residential real estate:
One- to four-family	$1,513,554	$1,432,263
Second mortgages and equity lines of credit	177,135	166,219
Residential real estate construction	18,132	35,837
Total residential real estate loans	1,708,821	1,634,319

Commercial:
Commercial real estate	2,343,675	2,250,344
Commercial construction	208,443	199,311
Commercial and industrial	466,443	424,275
Total commercial loans	3,018,561	2,873,930

Consumer loans:
Auto	13,603	33,625
Personal	8,433	7,796
Total consumer loans	22,036	41,421

Total loans before basis adjustment	4,749,418	4,549,670
Basis adjustment associated with fair value hedge (1)	893	—
Total loans	4,750,311	4,549,670
Allowance for credit losses on loans	(47,972)	(45,236)
Loans, net	$4,702,339	$4,504,434

(1) Represents the basis adjustment associated with the application of hedge accounting on certain loans. Refer to Note 10 - Derivatives.

The net unamortized deferred loan origination fees and costs included in total loans and leases were $8.5 million and $7.4 million as of December 31, 2023 and 2022, respectively.

As of December 31, 2023 and December 31, 2022, the commercial and industrial loans include $321,000 and $2.1 million, respectively, of PPP loans and $36,000 and $65,000, respectively, of deferred fees on the PPP loans. PPP loans are fully guaranteed by the U.S. government.

The Company has transferred a portion of its originated commercial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying Consolidated Balance Sheets. The Company and participating lenders share ratably in cash flows and any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At December 31, 2023 and 2022, the Company was servicing loans for participants in the aggregate amount of $413.0 million and $366.4 million, respectively.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The following table presents the activity in the ACL on loans for the years ended December 31, 2023 and 2022:

		Second
		Mortgages and	Residential
	One- to Four-	Equity Lines	Real Estate	Commercial	Commercial	Commercial
	Family	Credit	Construction	Real Estate	Construction	and Industrial	Consumer	Unallocated	Total

	(in thousands)

Balance at December 31, 2021	$3,631	$420	$69	$33,242	$2,010	$4,638	$367	$1,000	$45,377
Adoption of Topic 326	5,198	391	185	(10,194)	1,698	2,288	123	(1,000)	(1,311)
Charge-offs	—	—	—	(4,964)	—	(253)	(76)	—	(5,293)
Recoveries	2	117	—	38	—	1,563	79	—	1,799
Provision	2,701	(4)	26	2,235	937	(1,000)	(231)	—	4,664
Balance at December 31, 2022	$11,532	$924	$280	$20,357	$4,645	$7,236	$262	$-	$45,236
Charge-offs	—	—	—	(4,171)	—	(166)	(89)	—	(4,426)
Recoveries	1	88	—	4	—	309	71	—	473
Provision	568	(48)	138	5,098	179	728	26	—	6,689
Balance at December 31, 2023	$12,101	$964	$418	$21,288	$4,824	$8,107	$270	$—	$47,972

The following is the activity in the allowance for loan losses for the year ended December 31, 2021:

		Second
		Mortgages and	Residential
	One- to Four-	Equity Lines	Real Estate	Commercial	Commercial	Commercial
	Family	Credit	Construction	Real Estate	Construction	and Industrial	Consumer	Unallocated	Total

	(in thousands)

Balance at December 31, 2020	$6,168	$1,054	$197	$34,765	$1,955	$5,311	$2,475	$3,470	$55,395
Provision for loan losses	(2,755)	(794)	(128)	(1,123)	55	2,055	(2,098)	(2,470)	(7,258)
Charge-offs	—	—	—	(405)	—	(2,850)	(177)	—	(3,432)
Recoveries	218	160	—	5	—	122	167	—	672
Balance at December 31, 2021	$3,631	$420	$69	$33,242	$2,010	$4,638	$367	$1,000	$45,377

Effective January 1, 2022, individually analyzed loans include non-accrual loans and certain other loans based on the underlying risk characteristics and the discretion of Management to individually analyze such loans. As of December 31, 2023, the carrying value of individually analyzed loans amounted to $17.5 million, with a related allowance of $108,000 and $17.3 million were considered collateral-dependent.  As of December 31, 2022, the carrying value of individually analyzed loans amounted to $23.8 million, with a related allowance of $203,000, and $15.9 million were considered collateral-dependent.

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

The following table presents the carrying value of collateral-dependent individually analyzed loans as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
		Related		Related
	Carrying Value	Allowance	Carrying Value	Allowance

	(in thousands)

Commercial:
Commercial real estate	$7,416	$5	$2,039	$—
Commercial and industrial	1,793	101	3,329	7
Commercial construction	—	—	—	—
Total Commercial	9,209	106	5,368	7
Residential real estate	8,054	—	10,494	1
Total	$17,263	$106	$15,862	$8

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The following is a summary of past due and non-accrual loans at December 31, 2023 and 2022:

			90 Days
	30-59 Days	60-89 Days	or More	Total	Loans on
	Past Due	Past Due	Past Due	Past Due	Non-accrual

	(in thousands)

December 31, 2023
Residential real estate:
One- to four-family	$4,704	$2,413	$4,418	$11,535	$7,785
Second mortgages and equity lines of credit	164	130	57	351	473
Commercial real estate	—	—	5,751	5,751	7,416
Commercial construction	—	—	—	—	—
Commercial and industrial	247	166	1,332	1,745	1,791
Consumer:
Auto	96	69	4	169	4
Personal	16	5	31	52	44
Total	$5,227	$2,783	$11,593	$19,603	$17,513

December 31, 2022
Residential real estate:
One- to four-family	$3,711	$524	$6,526	$10,761	$8,927
Second mortgages and equity lines of credit	407	5	189	601	421
Commercial real estate	—	—	120	120	2,039
Commercial construction	—	—	—	—	—
Commercial and industrial	26	492	2,901	3,419	3,329
Consumer:
Auto	348	101	51	500	64
Personal	18	—	6	24	6
Total	$4,510	$1,122	$9,793	$15,425	$14,786

At December 31, 2023 and 2022, there were no loans past due 90 days or more and still accruing.

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

There were no material loan modifications based on borrower financial difficulty during the year ended December 31, 2023.  There was one TDR loan modification during the year ended December 31, 2022. The TDR loan modification in 2022 provided a deferral of principal.  There were no loans to borrowers experiencing financial difficulty that had a payment default during the years ended December 31, 2023 and 2022 and were modified in the twelve months prior to that default. Default is determined at 90 or more days past due, upon charge-off, or upon foreclosure.  Modified loans in default are individually evaluated for the allowance for credit

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

losses or if the modified loan is deemed uncollectible, the loan, or a portion of the loan, is written off, and the allowance for credit losses is adjusted accordingly.

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

On an annual basis, or more often if needed, the Company formally reviews on a risk adjusted basis, the ratings on substantially all commercial real estate, construction and commercial loans. Semi-annually, the Company engages an independent third party to review a significant portion of loans within these segments. Management uses the results of these reviews as part of its annual review process.

Residential and Consumer

On a monthly basis, the Company reviews the residential construction, residential real estate and consumer installment portfolios for credit quality primarily through the use of delinquency reports.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The following table summarizes the Company’s loan portfolio by credit quality indicator and loan portfolio segment as of December 31, 2023:

								Revolving
							Revolving	Loans
							Loans	Converted
	Term Loans at Amortized Cost by Origination Year						Amortized	to Term
	2023	2022	2021	2020	2019	Prior	Cost	Loans	Total

	(in thousands)

As of December 31, 2023

Commercial real estate
Pass	$152,047	$828,335	$455,996	$234,585	$233,713	$405,103	$—	$—	$2,309,779
Special mention	—	10,971	—	4,300	8,977	2,232	—	—	26,480
Substandard	—	—	—	—	—	1,670	—	—	1,670
Doubtful	—	—	—	—	—	5,746	—	—	5,746
Total commercial real estate	152,047	839,306	455,996	238,885	242,690	414,751	—	—	2,343,675
YTD gross charge-offs	—	—	—	—	—	4,171	—	—	4,171

Commercial and industrial
Pass	73,240	52,190	94,570	70,565	22,988	75,493	74,125	—	463,171
Special mention	—	454	4	23	2	948	50	—	1,481
Substandard	—	52	8	—	—	367	18	—	445
Doubtful	—	—	—	—	—	1,297	49	—	1,346
Total commercial and industrial	73,240	52,696	94,582	70,588	22,990	78,105	74,242	—	466,443
YTD gross charge-offs	24	113	14	5	8	2	—	—	166

Commercial construction
Pass	35,181	109,291	60,113	843	—	—	425	—	205,853
Special mention	—	2,590	—	—	—	—	—	—	2,590
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction	35,181	111,881	60,113	843	—	—	425	—	208,443
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

Residential real estate
Accrual	138,541	434,421	480,010	202,118	38,675	239,185	166,144	1,469	1,700,563
Non-accrual	—	—	—	127	956	6,959	216	—	8,258
Total residential real estate	138,541	434,421	480,010	202,245	39,631	246,144	166,360	1,469	1,708,821
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer
Accrual	8,218	5,366	2,254	1,021	3,135	963	1,031	—	21,988
Non-accrual	14	18	5	—	2	4	5	—	48
Total Consumer	8,232	5,384	2,259	1,021	3,137	967	1,036	—	22,036
YTD gross charge-offs	7	16	4	15	18	29	—	—	89

Total loans before basis adjustment	$407,241	$1,443,688	$1,092,960	$513,582	$308,448	$739,967	$242,063	$1,469	$4,749,418
Total YTD gross charge-offs	$31	$129	$18	$20	$26	$4,202	$—	$—	$4,426

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

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

5.MORTGAGE LOAN SERVICING

The Company sells residential mortgages to government-sponsored entities and other parties. The Company retains no beneficial interests in these loans, but may retain the servicing rights of the loans sold. Mortgage loans serviced for others are not included in the accompanying Consolidated Balance Sheets. The risks inherent in MSRs relate primarily to changes in prepayments that generally result from shifts in mortgage interest rates. The unpaid principal balances of mortgage loans serviced for others were $3.56 billion and $3.62 billion as of December 31, 2023 and 2022, respectively.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The Company accounts for MSRs at fair value. The Company obtains and reviews valuations from an independent third party to determine the fair value of MSRs. Key assumptions used in the estimation of fair value include prepayment speeds, discount rates, and default rates. At December 31, 2023 and 2022, the following weighted average assumptions were used in the calculation of fair value of MSRs:

	December 31,	December 31,
	2023	2022
Prepayment speed	7.60%	7.10%
Discount rate	9.81	9.81
Default rate	2.27	1.63

The following summarizes changes to MSRs for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021

Balance, beginning of period	$48,138	$38,268	$24,833
Additions	2,657	4,538	13,815
Changes in fair value due to:
Reductions from loans paid off during the period	(1,981)	(2,921)	(6,019)
Changes in valuation inputs or assumptions	(2,703)	8,253	5,639
Balance, end of period	$46,111	$48,138	$38,268

For the years ended December 31, 2023, 2022 and 2021, contractually specified servicing fees, net of subservicing expense, included in other mortgage banking income amounted to $7.8 million, $8.1 million, and $7.4 million respectively.

6.	OTHER REAL ESTATE OWNED AND REPOSSESSED ASSETS

Income and expenses applicable to foreclosed and repossessed assets include the following:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)

Loss on sales of real estate, net	$—	$—	$(198)
Net loss on sales of repossessed assets	(9)	(30)	(45)
Operating expenses	1	48	(155)
	$(8)	$18	$(398)

At December 31, 2023 and 2022, there were no foreclosed assets and repossessed assets were automobiles with a total recorded value of $69,000 and $54,000, respectively. All foreclosed and repossessed assets are held for sale. Mortgage loans in the process of foreclosure totaled $2.1 million and $2.6 million as of December 31, 2023 and 2022, respectively, and are reported in loans.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

7.	PROPERTY AND EQUIPMENT

A summary of the cost and accumulated depreciation of property and equipment follows:

	December 31,
	2023	2022

	(in thousands)

Land	$12,053	$12,251
Buildings and leasehold improvements	49,355	50,693
Furniture, equipment and vehicles	18,762	17,345
Fixed assets in process	408	618
	80,578	80,907
Less accumulated depreciation and amortization	(31,829)	(31,862)
Property and equipment, net	$48,749	$49,045

Depreciation and amortization expense amounted to $3.8 million, $3.9 million and $4.4 million for the years ended December 31, 2023, 2022 and 2021, respectively. During the year ended December 31, 2023, the land and a building of two properties with a total net book value of $966,000 were transferred to assets held for sale. One of the properties was sold in 2023, and a gain of $305,000 was recognized.

At December 31, 2023 and 2022, fixed assets in process represents building improvements and equipment not placed in service.

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill impairment tests are performed annually, and at interim periods, if an event occurs or circumstances change that would more likely than not reduce the fair values of the Company's reporting units below their carrying values. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of the goodwill allocated to the reporting unit is less than its carrying amount. If the qualitative assessment indicates a possible impairment, then the Company utilizes a quantitative assessment.

In connection with the Company’s annual goodwill impairment test as of October 31, 2023, management tested goodwill for its reporting units, the Bank and HarborOne Mortgage, utilizing a quantitative impairment test. The Company determined that the estimated fair value of the Bank reporting unit exceeded its carrying value as of October 31, 2023 and that the goodwill at HarborOne Mortgage was fully impaired.

For the year ended December 31, 2023 the Company recorded $10.8 million of goodwill impairment for HarborOne Mortgage, representing 100% of the goodwill balance. As of December 31, 2023 and 2022 the carrying value of goodwill at the Bank was $59.0 million.

The quantitative assessment of goodwill includes comparing a reporting unit’s calculated fair value to its carrying value. The calculation of fair value requires significant judgments including estimation of future cash flows, which are dependent on internal forecasts, estimation of the projected long-term growth rate and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment.

The goodwill at the Bank is at risk of future impairment if projected operating results are not met or other inputs into the fair value measurement model change. As of December 31, 2023, the Company assessed whether there were additional events or changes in circumstances since its annual goodwill impairment test that would indicate that it was more likely than not that the fair value of the reporting unit was less than the reporting unit’s carrying amounts that would require an interim impairment assessment after October 31, 2023. The Company determined there had been no such indicators, therefore, no interim goodwill impairment assessment as of

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 was performed. Even though the Company determined that there was no goodwill impairment, a sustained decline in the value of its stock price as well as values of other financial institutions, declines in revenue for the Company beyond our current forecasts, or significant adverse changes in the operating environment for the financial industry may result in a future impairment charge.

Other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

Core Deposit Intangible

The Company’s change in the gross amount of core deposit intangibles and the related accumulated amortization consisted of the following:

	December 31,
	2023	2022

	(in thousands)
Gross amount of CDI:
Balance, beginning of period	$8,952	$8,952
Additions due to acquisitions	—	—
Balance, end of period	8,952	8,952
Accumulated amortization:
Balance, beginning of period	(6,680)	(5,788)
Amortization	(757)	(892)
Balance, end of period	(7,437)	(6,680)
Net CDI, end of period	$1,515	$2,272

The estimated aggregate amortization expense related to the Company’s core deposit intangible assets is $757,000 per year from 2024 until 2025. The weighted average original amortization period was 7.3 years.

9.	DEPOSITS

A summary of deposit balances, by type, is as follows:

	December 31,	December 31,
	2023	2022

	(in thousands)

NOW and demand deposit accounts	$965,798	$1,060,268
Regular savings and club accounts	1,265,315	1,468,172
Money market deposit accounts	966,201	861,704
Total non-certificate accounts	3,197,314	3,390,144

Term certificate accounts greater than $250,000	240,702	110,360
Term certificate accounts less than or equal to $250,000	622,755	387,615
Brokered deposits	326,638	301,380
Total certificate accounts	1,190,095	799,355
Total deposits	$4,387,409	$4,189,499

Total municipal deposits included in the table amounted to $471.8 million and $413.5 million at December 31, 2023 and 2022, respectively. Municipal deposits are generally required to be fully insured. The Company provided supplemental insurance for municipal

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

deposits through DIF, a reciprocal deposit program, or letters of credit offered by the FHLB. DIF was exited February 24, 2023 and will generally provide coverage until February 24, 2024 on deposits that existed at the exit date. The Company has established a relationship to participate in a reciprocal deposit program with other financial institutions. The reciprocal deposit program provides access to FDIC-insured deposit products in aggregate amounts exceeding the current limits for depositors. At December 31, 2023 and 2022, total reciprocal deposits were $209.4 million and $28.6 million, respectively, consisting primarily of non-certificate accounts.

A summary of certificate accounts by maturity at December 31, 2023 is as follows:

		Weighted
		Average
	Amount	Rate

	(dollars in thousands)

Within 1 year	$1,100,893	4.41%
Over 1 year to 2 years	63,108	3.88
Over 2 years to 3 years	23,899	3.40
Over 3 years to 4 years	1,881	1.50
Over 4 years to 5 years	314	0.80
Total certificate deposits	$1,190,095	4.36%

10.BORROWINGS

Borrowed funds at December 31, 2023 and 2022 consist of FHLB advances. Short-term advances were $303.0 million, with a weighted average rate of 5.53%, and $385.0 million, with a weighted average rate of 4.32%, at December 31, 2023 and 2022, respectively. Long-term advances are summarized by maturity date below:

	December 31, 2023			December 31, 2022
	Amount by		Weighted	Amount by	Weighted
	Scheduled	Amount by	Average	Scheduled	Average
	Maturity*	Call Date (1)	Rate (2)	Maturity*	Rate (2)

	(dollars in thousands)

Year ending December 31:
2023	$—	$—	—%	$180	1.40%
2024	13,400	163,400	1.39	13,400	1.39
2025	90,987	60,987	4.31	987	—
2026	110,000	40,000	4.20	—	—
2027	10,000	—	3.72	—	—
2028	40,000	—	3.86	—	—
2029 and thereafter	1,075	1,075	2.00	1,108	2.00
	$265,462	$265,462	4.02%	$15,675	1.35%

* Includes an amortizing advance requiring monthly principal and interest payments.

(1) Callable FHLB advances are shown in the respective periods assuming that the callable debt is redeemed at the call date, while all other advances are shown in the periods corresponding to their scheduled maturity date. There were twelve callable advances at December 31, 2023.

(2) Weighted average rates are based on scheduled maturity dates.

The FHLB advances are secured by a blanket security agreement which requires the Bank to maintain certain qualifying assets as collateral, principally residential mortgage loans and commercial real estate loans held in the Bank’s portfolio. The carrying value of the loans pledged as collateral for these borrowings totaled $2.02 billion and $1.71 billion at December 31, 2023 and 2022, respectively. As of December 31, 2023, the Company had $727.5 million of available borrowing capacity with the FHLB.

The Bank maintains two borrowing lines with the FRBB, both with total credit based on eligible collateral: BIC and BTFP. At December 31, 2023, the Bank had $69.4 million borrowing capacity secured by 70% of the carrying value of commercial loans with principal balances amounting to $99.7 million and no outstanding balance on the BIC line. At December 31, 2023, the Bank had no

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

outstanding balance on the BTFP line, under which $360.9 million was available for future borrowings. The BTFP offers loans of up to one year to banks, savings associations, credit unions, and other eligible depository institutions pledging U.S. Treasury securities, agency debt and mortgage-backed securities, and other qualifying assets as collateral.  These assets are valued at par for purposes of the collateral pledge under the BTFP. The Company also has additional borrowing capacity under a $25.0 million unsecured federal funds line with a correspondent bank of which no amount was outstanding at December 31, 2023.

On December 1, 2023, the Company fully redeemed its Subordinated Notes of $35 million and expensed the remaining unamortized issuance costs.  Amortization of issuance costs was $715,000, $126,000, and $126,000 for the years ended December 31, 2023, 2022 and 2021, respectively. On September 30, 2021, the Company prepaid $20.0 million in FHLB borrowings that had maturity dates in 2023 and an aggregate prepayment penalty of $1.1 million was incurred and expensed, as the advances were not replaced with other FHLB borrowings.

11.	INCOME TAXES

Allocation of the federal and state income taxes between current and deferred portions for the years ended December 31, 2023, 2022 and 2021 are as follows:

	2023	2022	2021

	(in thousands)
Current tax provision:
Federal	$7,264	$8,962	$10,693
State	3,562	4,016	4,815
	10,826	12,978	15,508
Deferred tax provision:
Federal	(1,255)	2,000	4,451
State	(523)	1,162	1,976
	(1,778)	3,162	6,427
Income tax provision	$9,048	$16,140	$21,935

The reasons for the differences between the statutory federal income tax and the actual income tax provision for the years ended December 31, 2023, 2022 and 2021 are summarized as follows:

	2023	2022	2021

	(dollars in thousands)

Statutory tax rate	21%	21%	21%
Statutory tax provision	$5,276	$12,963	$16,895
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	2,401	4,092	5,365
Bank-owned life insurance	(236)	(416)	(425)
Employee stock ownership plan expenses	139	303	280
Tax-exempt income	(503)	(932)	—
Goodwill impairment	2,260	—	—
Net addition (reduction) in uncertain federal tax positions	6	(115)	(712)
Other, net	(295)	245	532
Income tax provision	$9,048	$16,140	$21,935

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The tax effects of each item that give rise to deferred taxes at December 31, 2023 and 2022 are as follows:

	2023	2022

	(in thousands)

Deferred tax assets:
Allowance for credit losses	$14,851	$14,097
Employee benefit plans	6,479	5,848
Mark-to-market loans	899	987
Accrued expenses not deducted for tax purposes	832	1,336
HarborOne Mortgage loan repurchase reserve	852	996
Net unrealized loss on securities available for sale	14,550	15,045
Operating lease liability	7,019	8,020
Other	519	—
	46,001	46,329

Deferred tax liabilities:
Derivatives	(2,457)	(3,726)
Deferred income annuities	(1,370)	(1,835)
Depreciation and amortization	(1,470)	(1,009)
Deferred loan fees	(4,445)	(4,188)
Mortgage servicing rights	(13,201)	(13,372)
Right of use asset	(6,547)	(7,560)
Core deposit intangible	(433)	(638)
Other	—	(129)
	(29,923)	(32,457)
Net deferred tax asset	$16,078	$13,872

A summary of the change in the net deferred tax asset (liability) for the years ended December 31, 2023, 2022 and 2021 is as follows:

	2023	2022	2021

	(in thousands)

Balance at beginning of year	$13,872	$3,975	$9,557
Deferred tax (provision) benefit	1,778	(3,162)	(6,427)
Adoption of CECL	—	736	—
Change in directors' retirement plan	—	(59)	—
Change in cash flow hedge	923	(1,862)	(860)
Change in securities available for sale	(495)	14,244	1,705
Balance at end of year	$16,078	$13,872	$3,975

The Company’s income tax returns are subject to review and examination by federal and state taxing authorities. The Company is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service (“IRS”) and the state taxing authorities for the years ended December 31, 2020 through 2023.

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

	2023	2022	2021

	(in thousands)

Balance at beginning of year	$599	$655	$1,162
Additions based on tax positions related to current year	—	—	—
Additions for tax positions for prior years	142	244	247
Reductions for tax positions for prior years	(131)	(300)	(754)
Settlements	—	—	—
Balance at end of year	$610	$599	$655

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The balance of unrecognized tax benefits, the amount of related interest accrued and what Management believes to be the range of reasonably possible changes in the next 12 months, are:

Unrecognized tax benefits	$292
Accrued interest on unrecognized tax benefits	319
Portion that, if recognized, would reduce tax expense and effective tax rate	611
Reasonably possible reduction to the balance of unrecognized tax in subsequent year	269
Portion that, if recognized, would reduce tax expense and effective tax rate	269

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

ACL on Unfunded Commitments

The ACL on unfunded commitments amounted to $3.9 million and $4.9 million at December 31, 2023 and 2022, respectively. The activity in the ACL on unfunded commitments for the years ended December 31, 2023 and 2022 is presented below:

	Residential	Commercial	Commercial	Commercial
	Real Estate	Real Estate	Construction	and Industrial	Consumer	Total

	(in thousands)

Balance at December 31, 2022	$336	$628	$3,079	$870	$14	$4,927
Provision	(82)	(217)	(728)	12	6	(1,009)
Balance at December 31, 2023	$254	$411	$2,351	$882	$20	$3,918

Balance at December 31, 2021	$—	$—	$—	$—	$—	$—
Adoption of Topic 326	318	380	2,561	658	14	3,931
Provision	18	248	518	212	—	996
Balance at December 31, 2022	$336	$628	$3,079	$870	$14	$4,927

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The following off-balance sheet financial instruments were outstanding at December 31, 2023 and 2022. The contract amounts represent credit risk.

	December 31,	December 31,
	2023	2022

	(in thousands)

Commitments to grant residential real estate loans-HarborOne Mortgage	$35,029	$57,916
Commitments to grant other loans	48,547	43,700
Unadvanced funds on home equity lines of credit	260,376	251,759
Unadvanced funds on revolving lines of credit	306,943	351,382
Unadvanced funds on construction loans	210,829	262,945

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

Reserve for Residential Mortgage Loan Repurchase Losses

The Company sells residential mortgage loans on a “whole-loan” basis to Fannie Mae and Freddie Mac, and to non-agency investors. These loan sales occur under industry standard contractual provisions that include various representations and warranties, which typically cover ownership of the loan, compliance with loan criteria set forth in the applicable agreement, validity of the lien securing the loan and other similar matters. The Company may be required to repurchase certain loans sold with identified defects, indemnify the investor, or reimburse the investor for any credit losses incurred. The Company establishes mortgage repurchase reserves related to various representations and warranties that reflect Management’s estimate for which we have a repurchase obligation. The reserves are established by a charge to loan expenses in our Consolidated Statements of Income. At December 31, 2023 and 2022, this reserve totaled $3.0 million and $3.6 million, respectively, and it is included in other liabilities and accrued expenses on the Consolidated Balance Sheets.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Certain loans were sold with recourse provisions, and at December 31, 2023 and 2022, the related maximum contingent liability related to loans sold amounted to $305,000 each year. Based on discounted cash flow of projected losses on sold loans in this portfolio at December 31, 2023 and 2022, the Company had no recourse liability.

Other

During the fiscal year ended December 31, 2023, except as set forth below, the Company was not involved in any material pending legal proceedings as a plaintiff or as a defendant other than routine legal proceedings occurring in the ordinary course of business. Management believes that those routine legal proceedings involve, in the aggregate, amounts that are immaterial to the Company’s financial condition or results of operations.

The Company reached an agreement-in-principle to settle a purported class action lawsuit concerning overdraft fees on re-presented transactions. The settlement in the matter, captioned Rita Meaden v. HarborOne Bank received final court approval on November 14, 2023.

13.DERIVATIVES

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

As of December 31, 2023, the Company had two interest rate swap agreements with a notional amount of $100.0 million that were designated as a fair value hedge of fixed-rate residential mortgages. The hedges were determined to be effective during the year ended December 31, 2023, and the Company expects the hedges to remain effective during the remaining terms of the swaps.

The following amounts were recorded on the Consolidated Balance Sheets related to cumulative basis adjustment for fair value hedges as of the dates indicated:

			Cumulative Amount of Fair Value
			Hedging Adjustment Included in the
Line Item in the Consolidated Balance Sheets	Carrying Amount of the Hedged		Carrying Amount of the Hedged
in Which the Hedged Item is Included	Assets		Assets
	December 31,	December 31,	December 31,	December 31,
	2023	2022	2023	2022

	(in thousands)

Loans held for investment (1)	$100,893	$—	$893	$—
Total	$100,893	$—	$893	$—

(1) These amounts were included in the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At December 31, 2023, the amortized cost basis of the closed portfolios used in these hedging relationships was $1.21 billion; the cumulative basis adjustments associated with these hedging relationships was $893,000 and the amount of the designated hedged items were $100.0 million.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Cashflow Hedge - As part of its interest rate risk management strategy, the Company utilizes interest rate swap agreements to help manage its interest rate risk positions. The notional amount of the interest rate swaps does not represent the amount exchanged by the parties. The exchange of cash flows is determined by reference to the notional amounts and the other terms of the interest rate swap agreements. The changes in fair value of derivatives designated as cashflow hedges are recorded in other comprehensive income and subsequently reclassified to earnings when gains or losses are realized.

As of December 31, 2023, the Company had one interest rate swap agreement with a notional amount of $100.0 million that was designated as a cashflow hedge of certificates of deposits. The interest rate swap agreement has an average maturity of 1.27 years, the current weighted average fixed rate paid is 0.67%, the weighted average three-month SOFR swap receive rate is 5.617% and the fair value is $5.1 million. The Company expects approximately $4.4 million related to the cashflow hedge to be reclassified to interest expense, from other comprehensive income, in the next twelve months.

Derivatives Not Designated as Hedging Instruments

Derivative Loan Commitments - Mortgage loan commitments qualify as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. The Company enters into commitments to fund residential mortgage loans at specified times in the future, with the intention that these loans will subsequently be sold in the secondary market. A mortgage loan commitment binds the Company to lend funds to a potential borrower at a specified interest rate and within a specified period of time, generally up to 60 days after inception of the rate lock.

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

Forward Loan Sale Commitments - The Company utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments.

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

Interest Rate Swaps - The Company enters into interest rate swap agreements that are transacted to meet the financing needs of its commercial customers. Offsetting interest rate swap agreements are simultaneously transacted with a third-party financial institution to effectively eliminate the Company’s interest rate risk associated with the customer swaps. The primary risks associated with these transactions arise from exposure to the ability of the counterparties to meet the terms of the contract. At December 31, 2023, there were no securities pledged to secure the Company’s liability for the offsetting interest rate swaps (see Note 2). The interest rate swap notional amount is the aggregate notional amount of the customer swap and the offsetting third-party swap. The Company also assesses the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determines whether the credit valuation adjustments are significant to the overall valuation of its derivatives. During 2021, a credit valuation adjustment related to an interest rate swap was determined to be significant and required a negative fair value adjustment of $431,000, which is included in other income. During the first quarter of 2022, the interest rate swap was terminated, which resulted in a $330,000 reversal of the negative fair value adjustment recorded in 2021.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

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

The following tables present the outstanding notional balances and fair values of outstanding derivative instruments:

		Assets	Liabilities
	Notional	Fair	Fair
	Amount	Value	Value

	(in thousands)

December 31, 2023:
Derivatives designated as hedging instruments
Fair value hedge - interest rate swaps	$100,000	$—	$855
Cashflow hedge - interest rate swaps	100,000	5,095	—
Total derivatives designated as hedging instruments		$5,095	$855
Derivatives not designated as hedging instruments
Derivative loan commitments	$30,165	$480	$158
Forward loan sale commitments	30,000	4	293
Interest rate swaps	863,348	23,245	23,245
Risk participation agreements	189,275	—	—
Total derivatives not designated as hedging instruments		$23,729	$23,696
Total derivatives		$28,824	$24,551

December 31, 2022:
Derivatives designated as hedging instruments
Cashflow hedge - interest rate swaps	$100,000	$8,314	$—
Total derivatives designated as hedging instruments		$8,314	$—
Derivatives not designated as hedging instruments
Derivative loan commitments	$27,935	$238	$65
Forward loan sale commitments	29,000	249	39
Interest rate swaps	772,588	28,525	28,525
Risk participation agreements	164,528	—	—
Total derivatives not designated as hedging instruments		$29,012	$28,629
Total derivatives		$37,326	$28,629

The following table presents the recorded net gains and losses pertaining to the Company’s derivative instruments:

	Location of gain (loss)
	recognized in	Year Ended December 31,
	Income	2023	2022	2021

Derivatives designated as fair value hedge
Hedged items - loans	Interest income	$893	$—	—
Interest rate swap contracts	Interest income	(855)	—	—
Total		$38	$—	—
Derivatives not designated as hedging instruments
Derivative loan commitments	Mortgage banking income	$150	$(1,259)	(10,850)
Forward loan sale commitments	Mortgage banking income	(500)	248	2,166
Interest rate swaps	Other income	—	330	(431)
Total		$(350)	$(681)	(9,115)

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The effect of cashflow hedge accounting on accumulated other comprehensive income is as follows:

	Year Ended December 31,
	2023	2022	2021

Derivatives designated as hedging instruments
(Loss) gain in OCI on derivatives (effective portion), net of tax	$(2,314)	$4,783	$2,210
Gain (loss) reclassified from OCI into interest income or interest expense (effective portion)	$4,622	$1,164	$(513)

Master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral or cash funds, in the event of default on, or termination of, any one contract. Collateral is provided by cash or securities received or posted by the counterparty with net liability positions, respectively, in accordance with contract thresholds.

The following table presents the offsetting of derivatives and amounts subject to an enforceable master netting arrangement, not offset in the Consolidated Balance Sheets at December 31, 2023:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
			Net Amounts
	Gross Amounts	Gross Amounts	Assets (Liabilities)		Cash
	of Recognized	Offset in the	presented in the		Collateral
	Assets	Consolidated	Consolidated	Financial	(Received)	Net
	(Liabilities)	Balance Sheets	Balance Sheets	Instruments	Posted	Amount

	(in thousands)
Derivatives designated as hedging instruments
Interest rate swap on deposits	$5,095	$—	$5,095	$—	$(5,095)	$—
Interest rate swap on residential real estate loans	$(855)	$—	$(855)	$—	$900	$45
Derivatives not designated as hedging instruments
Customer interest rate swaps	$19,840	$—	$19,840	$—	$(17,155)	$2,685

14.	OPERATING LEASE RIGHT-OF-USE ASSETS AND LIABILITIES

Operating lease ROU assets, included in other assets, were $22.9 million and $26.9 million at December 31, 2023 and 2022, respectively.

Operating lease liabilities, included in other liabilities and accrued expenses, were $24.5 million and $28.6 million at December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, there were no leases that had not yet commenced. At December 31, 2023, lease expiration dates ranged from two months to 34.7 years and have a weighted average remaining lease term of 16.2 years. At December 31, 2022, lease expiration dates ranged from three months to 35.7 years and had a weighted average remaining lease term of 17.3 years.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Future minimum lease payments under non-cancellable leases and a reconciliation to the amount recorded as operating lease liabilities as of December 31, 2023 were as follows:

December 31,
2023
(in thousands)

2024	$2,830
2025	2,699
2026	2,518
2027	2,445
2028	2,293
Thereafter	17,128
Total lease payments	29,913
Imputed interest	(5,390)
Total present value of operating lease liabilities	$24,523

The weighted-average discount rate and remaining lease term for operating leases were as follows:

	December 31, 2023	December 31, 2022
Weighted-average discount rate	2.08%	2.02%
Weighted-average remaining lease term (years)	16.24	17.33

Rental expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease components, such as fair market value adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

The following table presents the components of total lease expense:

	Year Ended
	December 31,
	2023	2022

Lease Expense:
Operating lease expense	$3,123	$3,301
Short-term lease expense	135	138
Variable lease expense	15	—
Sublease income	(12)	(13)
Total lease expense	$3,261	$3,426
Other Information
Cash paid for amounts included in the measurement of lease liabilities-
operating cash flows for operating leases	3,143	3,261
Operating Lease - Operating cash flows (Liability reduction)	2,609	2,722
ROU assets obtained in exchange for new operating lease liabilities	606	3,257

15.COMPENSATION AND BENEFIT PLANS

Defined Contribution Plan

The Company provides saving plans which qualify under Section 401(k) of the Internal Revenue Code and provides for voluntary contributions by participating employees up to the maximum amount permitted by law. For the years ended December 31, 2023, 2022 and 2021, the Bank contributed 3%, 4% and 5%, respectively, of each eligible employee’s compensation up to the social security wage base. For the years ended December 31, 2023, 2022 and 2021, HarborOne Mortgage matched 50% of the first 4% of employee contributions up to a maximum of $2,000. Contributions expensed were $1.2 million, $1.6 million and $1.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Management Incentive Program

The Company maintains incentive compensation plans for senior management and other employees to participate in at varying levels. In addition, the Company may also pay a discretionary bonus to senior management, officers, and/or non-officers of the Company. These programs are administered by the Compensation Committee of the Board of Directors. The expense for the incentive plans amounted to $2.5 million, $4.1 million and $4.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Supplemental Retirement Plans

The Company provides supplemental retirement benefits to one senior executive officer and one retired senior executive officer of the Company under the terms of Supplemental Executive Retirement Plan Agreement (the “SERPs”). Benefits to be paid under the SERPs are based primarily on the officer’s compensation and estimated mortality. At December 31, 2023, 2022 and 2021, included in other liabilities and accrued expenses is the Company’s obligation under the SERPs of $10.8 million, $10.1 million and $9.2 million, respectively. The retirement benefits, as defined in the SERPs, are accrued by charges to compensation expense over the required service periods of the officers. Expense related to these benefits was $1.0 million, $1.5 million and $1.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Split-Dollar Life Insurance Arrangement

The Company has an endorsement split-dollar life insurance agreement with a retired executive officer whereby the Company will pay to the retired executives’ estates or beneficiaries a portion of the death benefit that the Company will receive as beneficiary of such policy. At December 31, 2023 and 2022, included in other liabilities and accrued expenses is the Company’s obligation under the arrangement of $389,000 and $394,000, respectively. There was no expense for this benefit for the years ended December 31, 2023 and 2021. Expense associated with this post-retirement benefit for the year ended December 31, 2022 amounted to $42,000. The cash surrender value of the policy is included in bank-owned life insurance on the Consolidated Balance Sheets.

Deferred Compensation Plans

The Company is the sole owner of an annuity policy pertaining to one of the Company’s executives that is included in retirement plan annuities on the balance sheet. The Company has an agreement with this executive whereby upon retirement the Company will pay to the executive an amount equal to the cash surrender value of the annuity less premiums paid accumulated at an interest rate of 1.5% per year. At December 31, 2023, 2022 and 2021, included in other liabilities and accrued expenses is the Company’s obligation under the plan of $490,000, $454,000 and $419,000, respectively. For the years ended December 31, 2023, 2022 and 2021, the expense amounted to $36,000, $35,000 and $34,000, respectively.

The Company has agreements with one executive officer and one former executive officer whereby the Company will pay the cost of the premium for individual supplemental medical and prescription drug coverage for their lifetime upon retirement at age 65 or later. Spousal coverage is provided each year the executive is eligible for coverage and the spouse is age 65 or over. At December 31, 2023, 2022 and 2021, included in other liabilities and accrued expenses is the Company’s obligation under the plan of $164,000, $160,000 and $380,000, respectively. For the years ended December 31, 2023 and 2022, a $59,000 credit and a $9,000 credit to expense, respectively, was recognized, reflecting updated calculation assumptions. For the year ended December 31, 2021, the expense amounted to $36,000.

Post-Retirement Life Insurance

Employees who are covered under the Company’s bank-owned life insurance program can elect to participate in the benefits of the program while employed by the Company. The Company granted post-employment coverage to certain executives. This post- retirement benefit is included in other liabilities and accrued expenses at December 31, 2023, 2022 and 2021 in the amount of $321,000, $295,000 and $261,000, respectively. For the years ended December 31, 2023, 2022 and 2021, the expense amounted to $26,000, $34,000 and $27,000, respectively.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

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

The following table presents share information held by the ESOP:

	December 31,
	2023	2022

Allocated shares	1,336,207	1,140,538
Shares committed to be allocated	230,723	230,723
Unallocated shares	2,910,393	3,141,117
Total shares	4,477,323	4,512,378
Fair value of unallocated shares	$34,866,506	$43,661,526

Total compensation expense recognized in connection with the ESOP was $2.5 million, $3.3 million and $3.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

ESOP Restoration Plan

During 2016, the Company also adopted an ESOP Restoration Plan (“RESOP”) for the benefit of ESOP eligible employees whose annual compensation exceeds the amount of annual compensation permitted to be recognized under the ESOP by the Internal Revenue Code. Under the RESOP, eligible participants would receive a credit each year equal to the amount they would have received under the ESOP but for the Internal Revenue Service imposed compensation limit. Any benefits earned under the RESOP would become payable at the earliest of six months and a day after the participant’s separation of service from the Bank, the participant’s death, a change in control of the Company or upon termination of the RESOP. These benefits are accrued over the period during which employees provide services to earn these benefits. For the year ended December 31, 2023, a credit to compensation expense in the amount of $500,000 was recorded in connection with the RESOP. For the years ended December 31, 2022 and 2021, compensation expense recognized in connection with the RESOP was $636,000 and $656,000, respectively.

Directors’ Retirement Plan

The Company has an unfunded director fee continuation plan which provides postretirement benefits to eligible directors of the Company. Participants in the plan must have at least six years of service as a director to be vested in the benefit, which is determined based on number of years of service. The Company elected to freeze the plan in 2017. At December 31, 2023, the benefit obligation was $2.0 million.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Expense related to awards granted to employees is recognized as compensation expense, and expense related to awards granted to directors is recognized as directors’ fees within noninterest expense. Total expense for the Equity Plans was $2.2 million, $3.3 million and $3.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Stock Options

Stock options are generally granted with the exercise price equal to the market price of the Company’s common stock at the date of the grant with vesting periods ranging from one to three years and have 10-year contractual terms.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

●	Volatility is based on peer group volatility due to lack of sufficient trading history for the Company.

●	Expected life represents the period of time that the option is expected to be outstanding, taking into account the contractual term and the vesting period.

●	Expected dividend yield is based on the Company’s history and expectation of dividend payouts.

●	The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equivalent to the expected life of the option.

During the years ended December 31, 2023 and 2022, the Company made no awards of nonqualified options to purchase shares of common stock.

A summary of the status of the Company’s stock option grants for the year ended December 31, 2023 is presented in the table below:

	Outstanding				Nonvested
			Weighted
			Average			Weighted
		Weighted	Remaining	Aggregate		Average
	Stock Option	Average	Contractual	Intrinsic	Stock Option	Grant Date
	Awards	Exercise Price	Term (years)	Value	Awards	Fair Value

Balance at January 1, 2023	1,174,755	$10.02			—	$—
Exercised	(62,840)	10.23			—	—
Forfeited	(62,840)	10.23			—	—
Expired	—	—			—	—
Balance at December 31, 2023	1,049,075	$10.00	4.12	$2,081,233	—	$—
Exercisable at December 31, 2023	1,049,075	$10.00	4.12	$2,081,233

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The following table presents the activity in unvested stock awards under the Equity Plans for the year ended December 31, 2023:

	Restricted	Weighted Average
	Stock Awards	Grant Price

Non-vested stock awards at January 1, 2023	222,068	$13.60
Vested	(103,761)	13.41
Granted	171,143	13.62
Forfeited	(40,222)	13.69
Non-vested stock awards at December 31, 2023	249,228	$13.68
Unrecognized cost inclusive of directors' awards	$1,888,131
Weighted average remaining recognition period (years)	0.93

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

The following table presents the activity in non-vested performance restricted stock units under the 2020 Equity Plan for the year ended December 31, 2023:

	Performance	Weighted Average
	Restricted Stock Units	Grant Price

Non-vested performance restricted stock units at January 1, 2023	137,920	$13.19
Vested	—	—
Granted	58,532	13.84
Forfeited	(41,337)	13.35
Non-vested performance restricted stock units at December 31, 2023	155,115	$13.42
Unrecognized cost	$668,928
Weighted average remaining recognition period (years)	0.89

17.	MINIMUM REGULATORY CAPITAL REQUIREMENTS

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

At December 31, 2023, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The capital levels of both the Company and the Bank at December 31, 2023 also exceeded the minimum capital requirements, including the currently applicable capital conservation buffer of 2.5%.

The Company’s and Bank’s actual regulatory capital ratios as of December 31, 2023 and 2022 are presented in the table below.

					Minimum Required to be
					Considered "Well Capitalized"
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)

HarborOne Bancorp, Inc.
December 31, 2023
Common equity Tier 1 capital to risk-weighted assets	$567,248	12.0%	$212,816	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	567,248	12.0	283,755	6.0	N/A	N/A
Total capital to risk-weighted assets	619,138	13.1	378,340	8.0	N/A	N/A
Tier 1 capital to average assets	567,248	10.0	226,690	4.0	N/A	N/A

December 31, 2022
Common equity Tier 1 capital to risk-weighted assets	$592,610	12.8%	$208,541	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	592,610	12.8	278,054	6.0	N/A	N/A
Total capital to risk-weighted assets	677,774	14.6	370,739	8.0	N/A	N/A
Tier 1 capital to average assets	592,610	11.5	205,897	4.0	N/A	N/A

HarborOne Bank
December 31, 2023
Common equity Tier 1 capital to risk-weighted assets	$509,791	10.8%	$212,724	4.5%	$307,267	6.5%
Tier 1 capital to risk-weighted assets	509,791	10.8	283,632	6.0	378,175	8.0
Total capital to risk-weighted assets	561,682	11.9	378,175	8.0	472,719	10.0
Tier 1 capital to average assets	509,791	9.0	226,666	4.0	283,333	5.0

December 31, 2022
Common equity Tier 1 capital to risk-weighted assets	$525,522	11.3%	$208,447	4.5%	$301,090	6.5%
Tier 1 capital to risk-weighted assets	525,522	11.3	277,929	6.0	370,572	8.0
Total capital to risk-weighted assets	575,686	12.4	370,572	8.0	463,215	10.0
Tier 1 capital to average assets	525,522	10.2	205,874	4.0	257,342	5.0

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

During the year ended December 31, 2023, the Company repurchased a total of 3,728,550 shares at an average price of $12.03 for a total of $44.9 million under its share repurchase programs. During the year ended December 31, 2023, an additional 25,439 shares were acquired in connection with the satisfaction of tax obligations on vested restricted shares at an average price of $13.42 for a total of $341,000. A sixth share repurchase program of 2,325,489 shares was announced on July 5, 2023 that commenced after the completion of the fifth program which was completed in 2023. During the year ended December 31, 2022, the Company repurchased a total of 4,338,637 shares at an average price of $14.16 for a total of $61.5 million under its share repurchase programs. During the year ended December 31, 2022, an additional 67,934 shares were acquired in connection with the satisfaction of tax obligations on vested restricted shares at an average price of $14.44 for a total of $981,000. During the year ended December 31, 2021, the Company repurchased a total 5,021,067 shares at an average price of $13.68 for a total of $68.6 million under its share repurchase programs. During the year ended December 31, 2021, an additional 42,925 shares were acquired in connection with the satisfaction of tax obligations on vested restricted shares at an average price of $14.27 for a total of $613,000.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The following tables present changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023				2022				2021

	Post-	Available	Cash		Post-	Available	Cash		Available	Cash
	retirement	for Sale	Flow		retirement	for Sale	Flow		for Sale	Flow
	Benefit	Securities	Hedge	Total	Benefit	Securities	Hedge	Total	Securities	Hedge	Total

	(in thousands)

Balance at beginning of period	$150	$(53,212)	$5,980	$(47,082)	$—	$(2,834)	$1,197	$(1,637)	$3,198	$(1,013)	$2,185

Other comprehensive income (loss) before reclassifications	1	6,249	1,403	7,653	251	(64,620)	7,815	(56,554)	(7,496)	2,557	(4,939)
Amounts reclassified from accumulated other comprehensive income (loss)	(66)	—	(4,622)	(4,688)	(42)	—	(1,164)	(1,206)	(241)	513	272
Net current period other comprehensive income (loss)	(65)	6,249	(3,219)	2,965	209	(64,620)	6,651	(57,760)	(7,737)	3,070	(4,667)
Related tax effect	—	(410)	905	495	(59)	14,242	(1,868)	12,315	1,705	(860)	845
Balance at end of period	$85	$(47,373)	$3,666	$(43,622)	$150	$(53,212)	$5,980	$(47,082)	$(2,834)	$1,197	$(1,637)

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

The following methods and assumptions were used by the Company in estimating fair value disclosures:

Debt Securities – Available-for-sale debt securities are recorded at fair value on a recurring basis. When available, the Company uses quoted market prices to determine the fair value of debt securities; such items are classified as Level 1. There were no Level 1 securities held at December 31, 2023 and 2022.

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

Debt securities not actively traded whose fair value is determined through the use of cash flows utilizing inputs that are unobservable are classified as Level 3. There were no Level 3 securities held at December 31, 2023 and 2022.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

FHLB stock - FHLB stock has restrictions placed on its transferability. As a result, the fair value of FHLB stock was not practicable to determine.

Loans held for sale - The fair value of mortgage loans held for sale is estimated based on current market prices for similar loans in the secondary market and therefore are classified as Level 2 assets. There were no mortgage loans held for sale 90 days or more past due as of December 31, 2023 and 2022.

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

Derivatives

Derivatives designated as hedging instrument – The Company works directly with a third-party vendor to provide periodic valuations for its interest rate risk management agreements to determine fair value of its interest rate swaps executed for interest rate risk management. The vendor utilizes standard valuation methodologies applicable to interest rate derivatives based on readily observable market data and are therefore considered Level 2 valuations.

Forward loan sale commitments and derivative loan commitments - Forward loan sale commitments and derivative loan commitments are based on fair values of the underlying mortgage loans and the probability of such commitments being exercised. The assumptions for pull-through rates are derived from internal data and adjusted using Management’s judgment. Derivative loan commitments include the value of servicing rights and non-refundable costs of originating the loan based on the Company’s internal cost analysis that is not observable. The weighted average pull-through rate for derivative loan commitments was approximately 89% and 91% at December 31, 2023 and 2022, respectively.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

swaps calculate the sum of each instrument’s fixed and variable cash flows, which are then discounted using an appropriate yield curve to arrive at the fair value of each swap. The pricing models do not contain a high level of subjectivity as the methodologies used do not require significant judgment.

Although the Company has determined that the majority of the inputs used to value its interest rate swaps and risk participation agreements fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with interest rate contracts and risk participation agreements utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of December 31, 2023 and 2022, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company classified its derivative valuations in their entirety as Level 2.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

				Total
	Level 1	Level 2	Level 3	Fair Value

	(in thousands)

December 31, 2023
Assets

Securities available for sale	$—	$290,151	$—	$290,151
Loans held for sale	—	19,686	—	19,686
Mortgage servicing rights	—	46,111	—	46,111
Derivatives	—	28,340	484	28,824
	$—	$384,288	$484	$384,772
Liabilities

Derivatives	$—	$24,100	$451	$24,551

December 31, 2022
Assets

Securities available for sale	$—	$301,149	$—	$301,149
Loans held for sale	—	18,544	—	18,544
Mortgage servicing rights	—	48,138	—	48,138
Derivatives	—	36,839	487	37,326
	$—	$404,670	$487	$405,157
Liabilities

Derivatives	$—	$28,525	$104	$28,629

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The table below presents, for the years ended December 31, 2023, 2022 and 2021, the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis.

	Year Ended December 31,
	2023	2022	2021

Assets: Derivative and Forward Loan Sale Commitments:

Balance at beginning of period	$487	$1,583	$12,623

Total gains (losses) included in net income (1)	(3)	(1,096)	(11,040)
Balance at end of period	$484	$487	$1,583

Changes in unrealized gains relating to instruments at period end	$484	$487	$1,583

Liabilities: Derivative and Forward Loan Sale Commitments:

Balance at beginning of period	$(104)	$(189)	$(2,545)

Total gains (losses) included in net income (1)	(347)	85	2,356
Balance at end of period	$(451)	$(104)	$(189)

Changes in unrealized losses relating to instruments at period end	$(451)	$(104)	$(189)

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

	December 31,			December 31,
	2023			2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

	(in thousands)

Collateral-dependent impaired loans	$—	$—	$5,746	$—	$—	$349

Losses in the following table represent the amount of the fair value adjustments recorded during the year on the carrying value of the assets held at December 31, 2023 and 2022, respectively. Losses on fully charged off loans are not included in the table.

	Year Ended December 31,
	2023	2022

Collateral-dependent impaired loans	$4,171	$8

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The table below presents quantitative information about significant unobservable inputs (Level 3) for assets measured at fair value on a nonrecurring basis at the dates indicated.

	Fair Value
	December 31,	December 31,	Valuation Technique
	2023	2022

	(in thousands)

Collateral-dependent impaired loans	$5,908	$349	Sales Comparison Approach (1)

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

	December 31, 2023
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total

	(in thousands)

Financial assets:
Cash and cash equivalents	$227,350	$227,350	$—	$—	$227,350
Securities available for sale	290,151	—	290,151	—	290,151
Securities held to maturity	19,796	—	19,262	—	19,262
Federal Home Loan Bank stock	27,098	N/A	N/A	N/A	N/A
Loans held for sale	19,686	—	19,686	—	19,686
Loans, net	4,702,339	—	—	4,482,448	4,482,448
Retirement plan annuities	15,170	—	—	15,170	15,170
Accrued interest receivable	18,169	—	18,169	—	18,169
Derivatives	28,824	—	28,340	484	28,824

Financial liabilities:
Deposits	4,387,409	—	—	4,376,269	4,376,269
Borrowed funds	568,462	—	567,158	—	567,158
Mortgagors' escrow accounts	8,872	—	—	8,872	8,872
Accrued interest payable	5,251	—	5,251	—	5,251
Derivatives	24,551	—	24,100	451	24,551

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

	December 31, 2022
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total

	(in thousands)

Financial assets:
Cash and cash equivalents	$98,017	$98,017	$—	$—	$98,017
Securities available for sale	301,149	—	301,149	—	301,149
Securities held to maturity	19,949	—	19,274	—	19,274
Federal Home Loan Bank stock	20,071	N/A	N/A	N/A	N/A
Loans held for sale	18,544	—	18,544	—	18,544
Loans, net	4,504,434	—	—	4,383,613	4,383,613
Retirement plan annuities	14,630	—	—	14,630	14,630
Accrued interest receivable	15,139	—	15,139	—	15,139
Derivatives	37,326	—	36,839	487	37,326

Financial liabilities:
Deposits	4,189,499	—	—	4,166,796	4,166,796
Borrowed funds	400,675	—	399,655	—	399,655
Subordinated debt	34,285	—	—	28,221	28,221
Mortgagors' escrow accounts	9,537	—	—	9,537	9,537
Accrued interest payable	2,325	—	2,325	—	2,325
Derivatives	28,629	—	28,525	104	28,629

20.EARNINGS PER SHARE (“EPS”)

Basic EPS represents net income attributable to common shareholders divided by the weighted-average number of common shares outstanding during the period. Non-vested restricted shares that are participating securities are included in the computation of basic earnings per share. Diluted EPS is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding, plus the effect of potential dilutive common stock equivalents outstanding during the period. At December 31, 2023, 2022, and 2021, respectively, potential common shares of 58,572 and 20 and 0 were considered to be anti-dilutive and excluded from EPS.

The following table presents earnings per common share.

	Year Ended December 31,
	2023	2022	2021

Net income available to common stockholders (in thousands)	$16,077	$45,589	$58,517

Average number of common shares outstanding	46,732,435	50,293,762	54,454,113
Less: Average unallocated ESOP shares and non-vested restricted shares	(3,510,697)	(3,810,098)	(3,707,811)
Weighted average number of common shares outstanding used to calculate basic earnings per common share	43,221,738	46,483,664	50,746,302
Dilutive effect of share-based compensation	197,884	634,793	776,833
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	43,419,622	47,118,457	51,523,135

Earnings per common share:
Basic	$0.37	$0.98	$1.15
Diluted	$0.37	$0.97	$1.14

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

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

Information about the reportable segments and reconciliation to the Consolidated Financial Statements at December 31, 2023, 2022 and 2021, and for the years then-ended are presented in the tables below.

	Year Ended December 31, 2023
	HarborOne	HarborOne
	Bank	Mortgage	Consolidated

	(in thousands)

Net interest and dividend income	$129,157	$806	$127,271
Provision for credit losses	5,680	—	5,680
Net interest and dividend income, after provision for credit losses	123,477	806	121,591
Mortgage banking income:
Gain on sale of mortgage loans	—	10,404	10,404
Intersegment (loss) gain	(1,063)	849	—
Changes in mortgage servicing rights fair value	(346)	(4,338)	(4,684)
Other	769	8,330	9,099
Total mortgage banking (loss) income	(640)	15,245	14,819
Other noninterest income	26,996	(2)	27,035
Total noninterest income	26,356	15,243	41,854
Noninterest expense	107,268	30,972	138,320
Income (loss) before income taxes	42,565	(14,923)	25,125
Provision (benefit) for income taxes	10,559	(944)	9,048
Net income (loss)	$32,006	$(13,979)	$16,077

Total assets at period end	$5,689,676	$96,942	$5,667,896
Goodwill at period end	$59,042	$—	$59,042

	Year Ended December 31, 2022

	HarborOne	HarborOne
	Bank	Mortgage	Consolidated

	(in thousands)

Net interest and dividend income	$149,301	$1,617	$148,986
Provision for credit losses	5,660	—	5,660
Net interest and dividend income, after provision for credit losses	143,641	1,617	143,326
Mortgage banking income:
Gain on sale of mortgage loans	—	15,970	15,970
Intersegment (loss) gain	(3,604)	3,185	—
Changes in mortgage servicing rights fair value	618	4,714	5,332
Other	873	9,075	9,948
Total mortgage banking (loss) income	(2,113)	32,944	31,250
Other noninterest income	25,930	129	26,059
Total noninterest income	23,817	33,073	57,309
Noninterest expense	110,407	27,065	138,906
Income before income taxes	57,051	7,625	61,729
Provision for income taxes	14,090	2,777	16,140
Net income	$42,961	$4,848	$45,589

Total assets at period end	$5,373,911	$124,229	$5,359,545
Goodwill at period end	$59,042	$10,760	$69,802

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

	Year Ended December 31, 2021

	HarborOne	HarborOne
	Bank	Mortgage	Consolidated

	(in thousands)

Net interest and dividend income	$129,785	$3,468	$131,370
(Benefit) provision for credit losses	(7,258)	—	(7,258)
Net interest and dividend income, after provision for credit losses	137,043	3,468	138,628
Mortgage banking income:
Gain on sale of mortgage loans	—	61,883	61,883
Intersegment (loss) gain	(3,665)	4,434	—
Changes in mortgage servicing rights fair value	(137)	(243)	(380)
Other	1,090	14,741	15,831
Total mortgage banking (loss) income	(2,712)	80,815	77,334
Other noninterest income	23,308	44	23,352
Total noninterest income	20,596	80,859	100,686
Noninterest expense	102,557	55,012	158,862
Income before income taxes	55,082	29,315	80,452
Provision for income taxes	14,933	7,569	21,935
Net income	$40,149	$21,746	$58,517

Total assets at period end	$4,481,509	$173,545	$4,553,405
Goodwill at period end	$59,042	$10,760	$69,802

22.CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Condensed financial information relative to HarborOne Bancorp, Inc.’s balance sheet at December 31, 2023 and 2022 and the related statements of net income and cash flows for the years ended December 31, 2023, 2022 and 2021 are presented below. The statement of stockholders’ equity is not presented below, as the parent company’s stockholders’ equity is that of the consolidated company.

Balance Sheet	December 31,
	2023	2022

	(in thousands)

Assets
Cash and due from banks	$34,319	$77,014
Investment in common stock of HarborOne Bank	526,302	549,888
Loan receivable - ESOP	28,119	29,242
Other assets	500	483
Total assets	$589,240	$656,627

Liabilities and Stockholders' Equity
Subordinated debt	$—	$34,285
Other liabilities and accrued expenses	5,481	5,366
Stockholders' equity	583,759	616,976
Total liabilities and stockholders' equity	$589,240	$656,627

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Statement of Net Income	Year Ended December 31,
	2023	2022	2021

	(in thousands)

Dividends from subsidiary	$49,500	$13,000	$90,000
Interest from bank deposits	82	159	210
Interest on short-term investments	—	4	2
Interest on ESOP loan	2,193	999	1,046
Other income	41	—	—
Total income	51,816	14,162	91,258
Interest expense	2,775	2,095	2,095
Operating expenses	2,273	2,432	2,338
Total expenses	5,048	4,527	4,433
Income before income taxes and equity in undistributed net income (loss)	46,768	9,635	86,825
of HarborOne Bank
Income tax benefit	(568)	(726)	(566)
Income before equity in income (loss) of subsidiaries	47,336	10,361	87,391
Equity in undistributed net income (loss) of HarborOne Bank	(31,259)	35,228	(28,874)
Net income	$16,077	$45,589	$58,517

Statement of Cash Flows	Year Ended December 31,
	2023	2022	2021

	(in thousands)

Cash flows from operating activities:
Net income	$16,077	$45,589	$58,517
Adjustments to reconcile net income to net cash provided
by operating activities:
Equity in undistributed net (income) loss of HarborOne Bank	31,259	(35,228)	28,874
Deferred income tax (benefit) provision	(60)	138	(8)
Share-based compensation	454	286	545
Net change in other assets	42	18	27
Net change in other liabilities	83	(97)	391
Net cash provided by operating activities	47,855	10,706	88,346

Cash flows from investing activities:
Repayment of ESOP loan	1,123	1,497	1,450
Advances to subsidiary	(2,193)	(999)	(1,046)
Repayment of advances to subsidiary	2,194	998	1,659
Net cash provided by investing activities	1,124	1,496	2,063

Cash flows from financing activities:
Issuance of common stock	643	8,366	643
Repurchase of common stock	(45,206)	(62,525)	(69,215)
Repayment of subordinated debt	(35,000)	—	—
Amortization of subordinated debt issuance costs	715	126	126
Dividends paid	(12,826)	(12,188)	(9,195)
Net cash used by financing activities	(91,674)	(66,221)	(77,641)

Net change in cash and cash equivalents	(42,695)	(54,019)	12,768
Cash and cash equivalents at beginning of year	77,014	131,033	118,265
Cash and cash equivalents at end of year	$34,319	$77,014	$131,033

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

23.REVENUE RECOGNITION

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of Management, including the Company’s Chief Executive Officer and Interim Chief Financial Officer, of the Company’s disclosure controls and procedures as of the end of the period ended December 31, 2023. Based upon that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to Management, including its Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

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

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. As of December 31,2023, Management assessed the effectiveness of its internal control over financial reporting using the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and those criteria, Management believes that the Company maintained effective internal control over financial reporting as of December 31, 2023. In addition, the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by Crowe LLP, an independent registered public accounting firm. The report concerning the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 issued by Crowe LLP, appears in Item 8 of this Annual Report on Form 10-K.

There has been no change in our internal controls over financial reporting during the fourth quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

(a) None.

(b) Insider Trading Arrangements

During the quarter ended December 31, 2023, none of the Company’s directors or executive officers (as defined in Rule

16a-1(f) of the Securities Exchange Act of 1934) had in place, or adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of

Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as such term is defined in the Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required herein is incorporated by reference from the Company’s proxy statement relating to its May 15, 2024 Annual Meeting of Shareholders (the “Definitive Proxy Statement”) that will be filed with the SEC within 120 days following the fiscal year end December 31, 2023 under the headings of “Board of Director Information,” “Executive Officer Information,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11. EXECUTIVE COMPENSATION

The information required herein is incorporated by reference from the Definitive Proxy Statement under the headings of “Director Compensation,” “Executive Compensations,” and “Compensation Committee Interlocks and Insider Participation.” Information disclosed in the Definitive Proxy Statement pursuant to Item 402(v) of Regulation S-K relating to pay versus performance is not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2023 about the securities authorized for issuance under the Equity Plans. The Company’s shareholders previously approved the plans and all amendments are subject to shareholder approval. The Company has no other equity compensation plans that have not been approved by shareholders.

	Number of		Number of
	Securities		Securities
	to Be Issued Upon		Remaining
	Exercise of	Weighted Average	Available for
	Outstanding	Exercise Price of	Future Issuance
	Options,	Outstanding	(Excluding
	Warrants,	Options, Warrants	Securities in
	and Rights	and Rights	Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by shareholders (1)	1,049,075	$10.00	3,564,628	(2)
Equity compensation plans not approved by shareholders	—	—	—
Total	1,049,075	$10.00	3,564,628

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

The following exhibits are included in this Annual Report on Form 10-K for the year ended December 31, 2023 (and are numbered in accordance with Item 601 of Regulation S-K):

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

4.2	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.4 to Form 10-K filed with the Securities and Exchange Commission on March 13, 2020)
10.1+	HarborOne Bank Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)
10.2+	HarborOne ESOP Restoration Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)
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

10.5+

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

10.7+

Endorsement Split Dollar Life Insurance Agreement, dated as of November 13, 2015, by and between HarborOne Bank and James Blake (incorporated by reference to Exhibit 10.6 to HarborOne Bancorp, Inc.'s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)†

10.8+	HarborOne Bancorp, Inc. 2017 Stock Option and Incentive Plan (incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 10, 2017)
10.9+

Form of Restricted Stock Award Agreement Under the HarborOne Bancorp, Inc. 2017 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 11, 2017)

10.10+

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

10.13+	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)
10.14+	HarborOne Bank Director Retirement Plan (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)
10.15+

First Amendment to Director Retirement Plan (incorporated by reference to Exhibit 10.11 to Amendment No.1 of the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 8, 2016)

10.16+	HarborOne Bancorp, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on October 1, 2020)
10.17	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to Form 10-Q filed with the Securities and Exchange Commission on November 6, 2020)
10.18+

Form of Restricted Stock Award Agreement under the HarborOne Bancorp, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Form S-8 filed with the Securities and Exchange Commission on October 5, 2020)

10.19+

Form of Non-Qualified Stock Option Award Agreement for Non-Employee Directors under the HarborOne Bancorp, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Form S-8 filed with the Securities and Exchange Commission on October 5, 2020)

10.20+

Form of Non-Qualified Stock Option Award Agreement for Employees under the HarborOne Bancorp, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Form S-8 filed with the Securities and Exchange Commission on October 5, 2020)

10.21+

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

10.25+

Change in Control Agreement dated March 9, 2022 between HarborOne Bancorp, Inc. and H. Scott Sanborn (incorporated by reference to Exhibit 10.29 to Form 10-K filed with the Securities and Exchange Commission on March 11, 2022)

10.26+

First Amendment to the Amended and Restated Supplemental Executive Retirement Plan Agreement, dated as of February 25, 2016, by and between HarborOne Bank and Joseph F. Casey (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on April 29, 2022)

21*	Subsidiaries of the Registrant
23.1*	Consent of Crowe LLP
31.1*	Certification of Chief Executive Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act
31.2*	Certification of Interim Chief Financial Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	HarborOne Bancorp, Inc. Compensation Recovery Policy Adopted as of November 29, 2023
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2023 and 2022, (ii) the Consolidated Statements of Income for the years ended December 31, 2023 and 2022, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2023 and 2022, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2023 and 2022, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022, and (vi) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)

* Filed herewith

** Furnished herewith

+ Management contract or compensatory plan or agreement

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HarborOne Bancorp, Inc.

Date:	March 7, 2024	By:	/s/ Joseph F. Casey
Joseph F. Casey
President and Chief Executive Officer
(Principal Executive Officer)
Date: March 7, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Joseph F. Casey	By:	/s/ Jean M. Levesque
	Joseph F. Casey		Jean M. Levesque
	President, Chief Executive Officer and Director		First Vice President and Interim Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)
	Date: March 7, 2024		Date: March 7, 2024

By:	/s/ Paul Roukey	By:	/s/ Joseph F. Barry
	Paul Roukey		Joseph F. Barry,
	Vice President and Interim Principal Accounting Officer		Director
	(Principal Accounting Officer)		Date: March 7, 2024
Date: March 7, 2024

By:	/s/ Mandy Lee Berman	By:	/s/ Timothy R. Lynch
	Mandy Lee Berman,		Timothy R. Lynch,
	Director		Director
	Date: March 7, 2024		Date: March 7, 2024

By:	/s/ Damian W. Wilmot, Esq.	By:	/s/ Anne Margulies
	Damian W. Wilmot, Esq.,		Anne Margulies,
	Director		Director
	Date: March 7, 2024		Date: March 7, 2024

By:	/s/ David P. Frenette, Esq.	By:	/s/ William A. Payne
	David P. Frenette, Esq.,		William A. Payne,
	Director		Director
	Date: March 7, 2024		Date: March 7, 2024

By:	/s/ Gordon Jezard	By:	/s/ Andreana Santangelo
	Gordon Jezard,		Andreana Santangelo,
	Director		Director
	Date: March 7, 2024		Date: March 7, 2024

By:	/s/ Barry R. Koretz	By:	/s/ Michael J. Sullivan, Esq.
	Barry R. Koretz,		Michael J. Sullivan, Esq.,
	Director		Chairman and Director
	Date: March 7, 2024		Date: March 7, 2024