Form 10-Q
period 2024-03-31
HarborOne Bancorp, Inc.
filed 2024-05-07
CIK 1769617

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 1, 2024, there were 44,675,732 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

Glossary of Acronyms and Terms

The following is a list of common acronyms and terms used regularly in our financial reporting:

ACL	Allowance for Credit Losses
Bank	HarborOne Bank
BIC	Borrower-in-custody
BOLI	Bank-owned life insurance
BTFP	Bank Term Funding Program
DCF	Discounted cash flow
DIF	Massachusetts Depositors Insurance Fund
EPS	Earnings Per Share
ESOP	Employee Stock Ownership Plan
EVE	Equity at risk
Exchange Act	Securities Exchange Act of 1934, as amended
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FRBB	Federal Reserve Bank of Boston
GAAP	Accounting principles generally accepted in the United States of America
HarborOne Mortgage	HarborOne Mortgage, LLC
Management	Company’s management
MSRs	Mortgage servicing rights
PPP	Paycheck Protection Program
ROU	Right-of-use
SBA	U.S. Small Business Administration
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Subordinated Notes	$35.0 million in fixed-to-floating-rate subordinated notes due 2028
Treasury	U.S. Department of the Treasury
USA PATRIOT Act	The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001

HarborOne Bancorp, Inc.

Consolidated Balance Sheets (unaudited)

	March 31,	December 31,
(in thousands, except share data)	2024	2023

Assets
Cash and due from banks	$36,340	$38,876
Short-term investments	357,101	188,474
Total cash and cash equivalents	393,441	227,350

Securities available for sale, at fair value	291,008	290,151
Securities held to maturity, at amortized cost (fair value of $19,102 at March 31, 2024 and $19,262 at December 31. 2023)	19,724	19,796
Federal Home Loan Bank stock, at cost	26,565	27,098
Asset held for sale	348	348
Loans held for sale, at fair value	16,434	19,686
Loans	4,776,685	4,750,311
Less: Allowance for credit losses on loans	(48,185)	(47,972)
Net loans	4,728,500	4,702,339
Accrued interest receivable	19,470	18,169
Mortgage servicing rights, at fair value	46,597	46,111
Property and equipment, net	47,913	48,749
Retirement plan annuities	15,315	15,170
Bank-owned life insurance	95,421	94,675
Goodwill	59,042	59,042
Intangible assets	1,326	1,515
Other assets	101,118	97,697
Total assets	$5,862,222	$5,667,896

Liabilities and Stockholders’ Equity
Deposits:
Demand deposit accounts	$677,152	$659,973
NOW accounts	305,071	305,825
Regular savings and club accounts	1,110,404	1,265,315
Money market deposit accounts	1,061,145	966,201
Term certificate accounts	852,326	863,457
Brokered deposits	387,926	326,638
Total deposits	4,394,024	4,387,409
Borrowings	754,380	568,462
Mortgagors’ escrow accounts	10,364	8,872
Accrued interest payable	7,302	5,251
Other liabilities and accrued expenses	118,469	114,143
Total liabilities	5,284,539	5,084,137

Commitments and contingencies (Notes 7, 12 and 13)

Common stock, $0.01 par value; 150,000,000 shares authorized; 60,512,221 and 60,255,288 shares issued; 45,055,006 and 45,401,224 shares outstanding at March 31, 2024 and December 31, 2023, respectively	598	598
Additional paid-in capital	487,277	486,502
Retained earnings	363,591	359,656
Treasury stock, at cost, 15,457,215 and 14,854,064 shares at March 31, 2024 and December 31, 2023, respectively	(199,853)	(193,590)
Accumulated other comprehensive loss	(48,604)	(43,622)
Unearned compensation - ESOP	(25,326)	(25,785)
Total stockholders’ equity	577,683	583,759
Total liabilities and stockholders’ equity	$5,862,222	$5,667,896

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Income (unaudited)

	Three Months Ended March 31,
(in thousands, except share data)	2024	2023

Interest and dividend income:
Interest and fees on loans	$59,937	$52,771
Interest on loans held for sale	243	286
Interest on taxable securities	2,065	2,079
Other interest and dividend income	4,659	803
Total interest and dividend income	66,904	55,939

Interest expense:
Interest on deposits	26,899	15,913
Interest on borrowings	9,423	5,105
Interest on subordinated debentures	—	523
Total interest expense	36,322	21,541

Net interest and dividend income	30,582	34,398
Provision (benefit) for credit losses	(168)	1,866

Net interest and dividend income, after provision for credit losses	30,750	32,532

Noninterest income:
Mortgage banking income:
Gain on sale of mortgage loans	2,013	2,224
Changes in mortgage servicing rights fair value	54	(1,692)
Other	2,276	2,216
Total mortgage banking income	4,343	2,748
Deposit account fees	4,983	4,733
Income on retirement plan annuities	145	119
Bank-owned life insurance income	746	500
Other income	524	590
Total noninterest income	10,741	8,690

Noninterest expense:
Compensation and benefits	17,636	17,799
Occupancy and equipment	4,781	5,040
Data processing	2,479	2,346
Loan expenses	371	313
Marketing	816	1,181
Deposit expenses	690	534
Postage and printing	438	457
Professional fees	1,457	1,501
Foreclosed and repossessed assets	4	(17)
Deposit insurance	1,164	510
Other expenses	1,914	1,845
Total noninterest expense	31,750	31,509

Income before income taxes	9,741	9,713

Income tax provision	2,441	2,416

Net income	$7,300	$7,297

Earnings per common share:
Basic	$0.17	$0.16
Diluted	$0.17	$0.16
Weighted average shares outstanding:
Basic	41,912,421	44,857,224
Diluted	42,127,037	45,284,240

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Comprehensive (Loss) Income (unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023

Net income	$7,300	$7,297
Other comprehensive (loss) income:

Unrealized gain/loss on cashflow hedge:
Unrealized holding gains(losses)	718	(170)
Reclassification adjustment for net gains included in net income	(1,235)	(1,018)
Net change in unrealized losses on derivatives in cashflow hedging instruments	(517)	(1,188)
Related tax effect	148	334
Net-of-tax amount	(369)	(854)

Unrealized gain/loss on securities available for sale:
Unrealized holding (losses) gains	(4,940)	7,089
Related tax effect	348	(1,563)
Net-of-tax amount	(4,592)	5,526

Postretirement benefit:
Adjustment of accumulated obligation for postretirement benefits	(1)	—
Reclassification adjustment for gains recognized in net periodic benefit cost	(20)	—
Net gains	(21)	—
Related tax effect	—	—
Net-of-tax amount	(21)	—

Total other comprehensive (loss) income	(4,982)	4,672

Comprehensive income	$2,318	$11,969

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

						Accumulated
	Common Stock		Additional		Treasury	Other	Unearned	Total
	Outstanding		Paid-in	Retained	Stock,	Comprehensive	Compensation	Stockholders’
(in thousands, except share data)	Shares	Amount	Capital	Earnings	at Cost	Income (Loss)	- ESOP	Equity

Balance at December 31, 2022	48,961,452	$596	$483,031	$356,438	$(148,384)	$(47,082)	$(27,623)	$616,976

Comprehensive income	—	—	—	7,297	—	4,672	—	11,969
Dividends declared of $0.075 per share	—	—	—	(3,281)	—	—	—	(3,281)
ESOP shares committed to be released (57,681 shares)	—	—	312	—	—	—	459	771
Restricted stock awards granted, net of forfeitures	157,059	—	—	—	—	—	—	—
Share-based compensation expense	—	1	488	—	—	—	—	489
Treasury stock purchased	(2,055,424)	—	—	—	(27,130)	—	—	(27,130)

Balance at March 31, 2023	47,063,087	$597	$483,831	$360,454	$(175,514)	$(42,410)	$(27,164)	$599,794

Balance at December 31, 2023	45,401,224	598	486,502	359,656	(193,590)	(43,622)	(25,785)	$583,759

Comprehensive income (loss)	—	—	—	7,300	—	(4,982)	—	2,318
Dividends declared of $0.08 per share	—	—	—	(3,365)	—	—	—	(3,365)
ESOP shares committed to be released (57,681 shares)	—	—	162	—	—	—	459	621
Restricted stock awards granted, net of forfeitures	193,073	—	—	—	—	—	—	—
Performance stock units vested	63,860	—	—	—	—	—	—	—
Share-based compensation expense	—		613	—	—	—	—	613
Treasury stock purchased	(603,151)	—	—	—	(6,263)	—	—	(6,263)

Balance at March 31, 2024	45,055,006	$598	$487,277	$363,591	$(199,853)	$(48,604)	$(25,326)	$577,683

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023

Cash flows from operating activities:
Net income	$7,300	$7,297
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(168)	1,866
Net amortization of securities premiums/discounts	88	106
Proceeds from sale of loans	92,798	81,760
Loans originated for sale	(87,755)	(74,940)
Accretion of net deferred loan costs/fees and premiums	(56)	(88)
Depreciation and amortization of premises and equipment	946	973
Change in mortgage servicing rights fair value	(275)	1,692
Mortgage servicing rights capitalized	(211)	(634)
Accretion of fair value adjustment on loans and deposits, net	(92)	(39)
Amortization of other intangible assets	189	190
Amortization of subordinated debt issuance costs	—	32
Net gains on mortgage loan sales, including fair value adjustments	(1,790)	(2,232)
Bank-owned life insurance income	(746)	(500)
Income on retirement plan annuities	(145)	(119)
Net loss (gain) on sale and write-down of other real estate owned and repossessed assets	4	(17)
ESOP expense	621	771
Share-based compensation expense	613	489
Decrease in operating lease ROU assets	462	728
Decrease in operating lease liabilities	(443)	(727)
Change in other assets	(3,803)	4,139
Change in other liabilities	7,437	(11,082)
Net cash provided by operating activities	14,974	9,665

Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	4,801	5,073
Purchases	(10,689)	—
Activity in securities held to maturity:
Maturities, prepayment and calls	74	113
Net redemption (purchase) of FHLB stock	533	(3,518)
Participation-in loan purchases	—	(7,342)
Net loan (originations) payments	(27,822)	(65,510)
Proceeds from sale of other real estate owned and repossessed assets	65	105
Additions to property and equipment	(110)	(491)
Net cash used by investing activities	(33,148)	(71,570)

(continued)

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023

Cash flows from financing activities:
Net increase in deposits	6,615	52,178
Net change in short-term borrowed funds	(68,000)	40,000
Proceeds from borrowings	317,326	150,000
Repayment of borrowings	(63,408)	(10)
Net change in mortgagors’ escrow accounts	1,492	2,048
Treasury stock purchased	(6,263)	(27,130)
Dividends paid	(3,497)	(3,444)
Net cash provided by financing activities	184,265	213,642

Net change in cash and cash equivalents	166,091	151,737

Cash and cash equivalents at beginning of period	227,350	98,017

Cash and cash equivalents at end of period	$393,441	$249,754

Supplemental cash flow information:
Interest paid on deposits	$26,781	$15,343
Interest paid on borrowed funds	7,501	6,077
Income taxes paid, net	2,103	1,131
Transfer of loans to other real estate owned and repossessed assets	41	80
Dividends declared	3,365	3,281

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The unaudited interim Consolidated Financial Statements of HarborOne Bancorp, Inc. presented herein have been prepared pursuant to the rules of the SEC for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by GAAP. In the opinion of management, all adjustments and disclosures considered necessary for the fair presentation of the accompanying unaudited interim Consolidated Financial Statements have been included. Interim results are not necessarily reflective of the results of the entire year. The accompanying unaudited interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements for the years ended December 31, 2023 and 2022 and notes thereto included in the Company’s Annual Report on Form 10-K.

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

Risks and Uncertainties

Macroeconomic trends are mixed as uncertainty remains about the economy and banking industry. Market conditions and external factors may unpredictably impact the competitive landscape for deposits in the banking industry. Additionally, the rising interest rate environment has increased competition for liquidity and the premium at which liquidity is available to meet funding needs. An unexpected increase of withdrawals of deposits could adversely impact the Company’s ability to fund its operations, potentially requiring greater reliance on secondary sources of liquidity to meet withdrawal demands or to fund continuing operations. These sources may include proceeds from FHLB advances, sales of investment securities and loans, federal funds lines of credit from correspondent banks, and brokered deposits.

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

Additionally, the Company could experience adverse effects on its business, financial condition, results of operations and cash flows if there is severe or prolonged inflation, a recession, or further escalation of the current geopolitical situation. While asset quality continues to point to economic recovery, the Company’s customers could experience similar adverse effects from these uncertainties that would impair their ability to fulfill their financial obligations to the Company resulting in deteriorating credit quality and loan charge-offs.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Summary of Significant Accounting Policies and Recently Adopted Accounting Standards Updates

Significant accounting policies in effect and disclosed within the Company’s most recent audited Consolidated Financial Statements as of December 31, 2023 remain substantially unchanged.

2.	DEBT SECURITIES

The following is a summary of securities available for sale and held to maturity:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value

	(in thousands)

March 31, 2024:
Securities available for sale
U.S. government and government-sponsored enterprise obligations	$47,143	$—	$7,127	$—	$40,016
U.S. government agency and government-sponsored residential mortgage-backed securities	305,548	9	59,486	—	246,071
U.S. government-sponsored collateralized mortgage obligations	1,656	—	66	—	1,590
SBA asset-backed securities	1,607	—	90	—	1,517
Corporate bonds	2,000	—	186	—	1,814
Total securities available for sale	$357,954	$9	$66,955	$—	$291,008

Securities held to maturity
U.S. government and government-sponsored enterprise obligations	$15,000	$—	$477	$—	$14,523
SBA asset-backed securities	4,724	—	145	—	4,579
Total securities held to maturity	$19,724	$—	$622	$—	$19,102

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value

	(in thousands)

December 31, 2023:
Securities available for sale
U.S. government and government-sponsored enterprise obligations	$47,143	$—	$6,961	$—	$40,182
U.S. government agency and government-sponsored residential mortgage-backed securities	300,277	3	54,683	—	245,597
U.S. government-sponsored collateralized mortgage obligations	1,852	—	70	—	1,782
SBA asset-backed securities	1,885	—	107	—	1,778
Corporate bonds	1,000	—	188	—	812
Total securities available for sale	$352,157	$3	$62,009	$—	$290,151

Securities held to maturity
U.S. government and government-sponsored enterprise obligations	$15,000	$—	$438	$—	$14,562
SBA asset-backed securities	4,796	—	96	—	4,700
Total securities held to maturity	$19,796	$—	$534	$—	$19,262

Accrued interest receivable is excluded from the amortized cost basis of debt securities. Accrued interest receivable totaled $959,000 and $940,000 as of March 31, 2024 and December 31, 2023, respectively. At March 31, 2024, available-for-sale debt securities with a fair value of $158.3 million were pledged for the BTFP borrowing, and available-for-sale debt securities with a fair value of $129.4 million and held-to-maturity securities with a fair value of $14.5 million were pledged as collateral to provide borrowing capacity through the FRB BIC line.

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2024 is as follows:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(in thousands)

After 1 year through 5 years	$7,998	$7,564	$15,000	$14,523
After 5 years through 10 years	41,145	34,266	—	—
	49,143	41,830	15,000	14,523

U.S. government agency and government-sponsored residential mortgage-backed securities	305,548	246,071	—	—
U.S. government-sponsored collateralized mortgage obligations	1,656	1,590	—	—
SBA asset-backed securities	1,607	1,517	4,724	4,579

Total	$357,954	$291,008	$19,724	$19,102

U.S. government-sponsored residential mortgage-backed securities, collateralized mortgage obligations, and securities whose underlying assets are loans from the SBA have stated maturities of one to 29 years; however, it is expected that such securities will have shorter actual lives due to prepayments. U.S. government and government-sponsored enterprise obligations and corporate bonds are callable at the discretion of the issuer. U.S. government and government-sponsored enterprise obligations and corporate bonds with a total fair value of $56.4 million have a final maturity of three to eight years and a call feature of one month to three years. At March 31, 2024, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholder equity.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

There were no sales or calls of securities in the three months ended March 31, 2024 and 2023, respectively.

Information pertaining to securities with gross unrealized losses at March 31, 2024 and December 31, 2023 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months		Twelve Months and Over
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

	(in thousands)

March 31, 2024:
Securities available for sale

U.S. government and government-sponsored enterprise obligations	$—	$—	$7,127	$40,016
U.S. government agency and government-sponsored residential mortgage-backed securities	47	9,249	59,439	231,934
U.S. government-sponsored collateralized mortgage obligations	—	—	66	1,590
SBA asset-backed securities	—	—	90	1,517
Corporate bonds	—	—	186	814
	$47	$9,249	$66,908	$275,871

Securities held to maturity

U.S. government and government-sponsored enterprise obligations	$—	$—	477	14,523
SBA asset-backed securities	145	4,579	—	—
	$145	$4,579	$477	$14,523

December 31, 2023:
Securities available for sale

U.S. government and government-sponsored enterprise obligations	$—	$—	$6,961	$40,182
U.S. government agency and government-sponsored residential mortgage-backed securities	—	—	54,683	240,955
U.S. government-sponsored collateralized mortgage obligations	—	—	70	1,782
SBA asset-backed securities	—	—	107	1,778
Corporate bonds	—	—	188	812
	$—	$—	$62,009	$285,509

Securities held to maturity

U.S. government and government-sponsored enterprise obligations	$—	$—	438	14,562
SBA asset-backed securities	96	4,700	—	—
	$96	$4,700	$438	$14,562

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

As of March 31, 2024, the Company’s security portfolio consisted of 136 debt securities, 133 of which were in an unrealized loss position. The unrealized losses are primarily related to the Company’s debt securities that were issued by U.S. government-sponsored enterprises and agencies. The Company does not believe that the debt securities that were in an unrealized loss position as of March 31, 2024 represent a credit loss impairment. As of March 31, 2024, and December 31, 2023, the gross unrealized loss positions were primarily related to mortgage-backed securities and other

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

obligations issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Total gross unrealized losses were primarily attributable to changes in interest rates relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.

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

Management expects to recover the entire amortized cost basis of the available-for-sale debt securities with an unrealized loss. Furthermore, the Company does not intend to sell these securities, and it is unlikely that the Company will be required to sell these securities, before recovery of their cost basis, which may be at maturity. Therefore, no ACL was recorded at March 31, 2024.

As of March 31, 2024, the held-to-maturity securities were U.S. government-sponsored enterprise obligations. These securities are guaranteed by the government-sponsored enterprise with a long history of no credit losses and Management has determined these securities to have a zero loss expectation and therefore does not estimate an ACL on these securities.

3.	LOANS HELD FOR SALE

The following table provides the fair value and contractual principal balance outstanding of loans held for sale accounted for under the fair value option:

	March 31,	December 31,
	2024	2023

	(in thousands)

Loans held for sale, fair value	$16,434	$19,686
Loans held for sale, contractual principal outstanding	16,125	19,155
Fair value less unpaid principal balance	$309	$531

The Company has elected the fair value option for mortgage loans held for sale to better match changes in fair value of the loans with changes in the fair value of the forward sale commitment contracts used to economically hedge them. Changes in fair value of mortgage loans held for sale accounted for under the fair value option election amounted to a decrease of $222,000 in the three months ended March 31, 2024 to $309,000, compared to an increase of $8,000 to $344,000 in the three months ended March 31, 2023. These amounts are offset in earnings by the changes in fair value of forward sale commitments. The changes in fair value are reported as a component of gain on sale of mortgage loans in the unaudited Consolidated Statements of Income.

At March 31, 2024 and December 31, 2023, there were no loans held for sale that were greater than 90 days past due.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

4.	LOANS AND ALLOWANCE FOR CREDIT LOSSES

A summary of the balances of loans follows:

	March 31,	December 31,
	2024	2023

	(in thousands)

Residential real estate:
One- to four-family	$1,507,959	$1,513,554
Second mortgages and equity lines of credit	173,613	177,135
Residential real estate construction	14,650	18,132
Total residential real estate loans	1,696,222	1,708,821

Commercial:
Commercial real estate	2,355,672	2,343,675
Commercial construction	234,811	208,443
Commercial and industrial	471,215	466,443
Total commercial loans	3,061,698	3,018,561

Consumer loans:
Auto	11,888	13,603
Personal	7,413	8,433
Total consumer loans	19,301	22,036

Total loans before basis adjustment	4,777,221	4,749,418
Basis adjustment associated with fair value hedge (1)	(536)	893
Total loans	4,776,685	4,750,311
Allowance for credit losses on loans	(48,185)	(47,972)
Loans, net	$4,728,500	$4,702,339

(1) Represents the basis adjustment associated with the application of hedge accounting on certain loans. Refer to Note 10 - Derivatives.

The net unamortized deferred loan origination costs included in total loans and leases were $8.7 million and $8.5 million as of March 31, 2024 and December 31, 2023, respectively.

As of March 31, 2024 and December 31, 2023, the commercial and industrial loans includes $278,000 and $321,000, respectively, of SBA PPP loans and $32,000 and $36,000, respectively, of deferred fees on the PPP loans. PPP loans are fully guaranteed by the U.S. government.

The Company has transferred a portion of its originated commercial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying unaudited interim Consolidated Balance Sheets. The Company and participating lenders share ratably in cash flows and any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders, and disburses required escrow funds to relevant parties. At March 31, 2024 and December 31, 2023, the Company was servicing commercial loans for participants in the aggregate amount of $416.1 million and $413.0 million, respectively.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents the activity in the ACL on loans for the three months ended March 31, 2024 and 2023:

		Second Mortgages	Residential
	One- to Four-	and Equity	Real Estate	Commercial	Commercial	Commercial
	Family	Lines of Credit	Construction	Real Estate	Construction	and Industrial	Consumer	Total

	(in thousands)

Balance at December 31, 2023	$12,101	$964	$418	$21,288	$4,824	$8,107	$270	$47,972

Charge-offs	—	—	—	—	—	(228)	(49)	(277)
Recoveries	—	3	—	100	—	46	3	152
Provision	(66)	(25)	(87)	(125)	498	138	5	338
Balance at March 31, 2024	$12,035	$942	$331	$21,263	$5,322	$8,063	$229	$48,185

		Second Mortgages	Residential
	One- to Four-	and Equity	Real Estate	Commercial	Commercial	Commercial
	Family	Lines of Credit	Construction	Real Estate	Construction	and Industrial	Consumer	Total

	(in thousands)

Balance at December 31, 2022	$11,532	$924	$280	$20,357	$4,645	$7,236	$262	$45,236

Charge-offs	—	—	—	—	—	(7)	(7)	(14)
Recoveries	1	7	—	1	—	—	16	25
Provision	(25)	36	475	584	412	255	10	1,747
Balance at March 31, 2023	$11,508	$967	$755	$20,942	$5,057	$7,484	$281	$46,994

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

As of March 31, 2024, the carrying value of individually analyzed loans amounted to $12.2 million, with a related allowance of $72,000, and $12.1 million of individually analyzed loans were considered collateral-dependent. As of December 31, 2023, the carrying value of individually analyzed loans amounted to $17.5 million, with a related allowance of $108,000, and $17.3 million were considered collateral-dependent.

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

The following table presents the carrying value of collateral-dependent individually analyzed loans as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
		Related		Related
	Carrying Value	Allowance	Carrying Value	Allowance

	(in thousands)

Commercial:
Commercial real estate	$1,496	$5	$7,416	$5
Commercial and industrial	1,744	67	1,793	101
Commercial construction	—	—	—	—
Total Commercial	3,240	72	9,209	106
Residential real estate	8,866	—	8,054	—
Total	$12,106	$72	$17,263	$106

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following is a summary of past due and non-accrual loans at March 31, 2024 and December 31, 2023:

			90 Days
	30-59 Days	60-89 Days	or More	Total	Loans on
	Past Due	Past Due	Past Due	Past Due	Non-accrual

	(in thousands)

March 31, 2024
Residential real estate:
One- to four-family	$2,596	$682	$5,209	$8,487	$8,158
Second mortgages and equity lines of credit	10	608	316	934	708
Commercial real estate	850	641	5	1,496	1,496
Commercial construction	—	—	—	—	—
Commercial and industrial	66	603	1,301	1,970	1,744
Consumer:
Auto	66	—	2	68	27
Personal	53	25	18	96	27
Total	$3,641	$2,559	$6,851	$13,051	$12,160

December 31, 2023
Residential real estate:
One- to four-family	$4,704	$2,413	$4,418	$11,535	$7,785
Second mortgages and equity lines of credit	164	130	57	351	473
Commercial real estate	—	—	5,751	5,751	7,416
Commercial construction	—	—	—	—	—
Commercial and industrial	247	166	1,332	1,745	1,791
Consumer:
Auto	96	69	4	169	4
Personal	16	5	31	52	44
Total	$5,227	$2,783	$11,593	$19,603	$17,513

At March 31, 2024 and December 31, 2023, there were no loans past due 90 days or more and still accruing.

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

There were no material loan modifications based on borrower financial difficulty during the three months ended March 31, 2024 and 2023. There were no loans to borrowers experiencing financial difficulty that had a payment default during the three months ended March 31, 2024 and 2023 and were modified in the twelve months prior to that default. Default is determined at 90 or more days past due, upon charge-off, or upon foreclosure. Modified loans in default are individually evaluated for the allowance for credit losses or if the modified loan is deemed uncollectible, the loan, or a portion of the loan, is written off, and the allowance for credit losses is adjusted accordingly.

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

Residential and Consumer

On a monthly basis, the Company reviews the residential construction, residential real estate, and consumer installment portfolios for credit quality primarily through the use of delinquency reports.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table summarizes the Company’s loan portfolio by credit quality indicator and loan portfolio segment as of March 31, 2024:

								Revolving
							Revolving	Loans
							Loans	Converted
	Term Loans at Amortized Cost by Origination Year						Amortized	to Term
	2024	2023	2022	2021	2020	Prior	Cost	Loans	Total

	(in thousands)

As of March 31, 2024

Commercial real estate
Pass	$24,559	$147,200	$826,882	$455,253	$233,191	$614,772	$—	$—	$2,301,857
Special mention	—	1,600	18,839	—	4,293	27,587	—	—	52,319
Substandard	—	—	—	—	—	1,496	—	—	1,496
Doubtful	—	—	—	—	—		—	—	—
Total commercial real estate	24,559	148,800	845,721	455,253	237,484	643,855	—	—	2,355,672
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial and industrial
Pass	11,690	73,215	50,703	92,676	68,905	94,486	76,180	—	467,855
Special mention	—	—	427	184	22	883	100	—	1,616
Substandard	—	—	2	—	50	390	—	—	442
Doubtful	—	—	—	—	—	1,253	49	—	1,302
Total commercial and industrial	11,690	73,215	51,132	92,860	68,977	97,012	76,329	—	471,215
YTD gross charge-offs	—	—	153	65	3	7	—	—	228

Commercial construction
Pass	—	45,676	110,181	64,268	—	—	721	—	220,846
Special mention	—	4,240	9,725	—	—	—	—	—	13,965
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction	—	49,916	119,906	64,268	—	—	721	—	234,811
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

Residential real estate
Accrual	12,179	135,862	431,542	471,589	199,720	271,197	163,938	1,329	1,687,356
Non-accrual	—	—	467	294	322	7,363	412	8	8,866
Total residential real estate	12,179	135,862	432,009	471,883	200,042	278,560	164,350	1,337	1,696,222
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer
Accrual	2,349	5,510	4,791	1,912	803	2,928	954	—	19,247
Non-accrual	—	4	12	—	4	28	6	—	54
Total Consumer	2,349	5,514	4,803	1,912	807	2,956	960	—	19,301
YTD gross charge-offs	—	14	5	19	—	11	—	—	49

Total loans before basis adjustment	$50,777	$413,307	$1,453,571	$1,086,176	$507,310	$1,022,383	$242,360	$1,337	$4,777,221
Total YTD gross charge-offs	$—	$14	$158	$84	$3	$18	$—	$—	$277

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

The Company sells residential mortgages to government-sponsored enterprises and other parties. The Company retains no beneficial interests in these loans, but it may retain the servicing rights of the loans sold. Mortgage loans serviced

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

for others are not included in the accompanying unaudited interim Consolidated Balance Sheets. The risks inherent in MSRs relate primarily to changes in prepayments that generally result from shifts in mortgage interest rates. The unpaid principal balance of mortgage loans serviced for others was $3.52 billion and $3.56 billion as of March 31, 2024 and December 31, 2023, respectively.

The Company accounts for MSRs at fair value. The Company obtains and reviews valuations from an independent third party to determine the fair value of MSRs. Key assumptions used in the estimation of fair value include prepayment speeds, discount rates, and default rates. At March 31, 2024 and December 31, 2023, the following weighted average assumptions were used in the calculation of fair value of MSRs:

	March 31,	December 31,
	2024	2023
Prepayment speed	7.50%	7.60%
Discount rate	9.94	9.81
Default rate	1.88	2.27

The following summarizes changes to MSRs for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023

	(in thousands)

Balance, beginning of period	$46,111	$48,138
Additions	211	634
Changes in fair value due to:
Reductions from loans paid off during the period	(353)	(371)
Changes in valuation inputs or assumptions	628	(1,321)
Balance, end of period	$46,597	$47,080

Contractually specified servicing fees, net of subservicing expense, included in other mortgage banking income amounted to $2.0 million for the three months ended March 31, 2024 and $2.0 million for the three months ended March 31, 2023.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

At March 31, 2024 and December 31, 2023, the carrying value of the Bank’s goodwill was $59.0 million as of both dates. In connection with the annual goodwill impairment test as of October 31, 2023, it was determined that HarborOne Mortgage’s goodwill was 100% impaired, and a $10.8 million goodwill impairment charge was recorded for the period ended December 31, 2023.

Goodwill is tested for impairment annually on October 31 or on an interim basis if an event triggering impairment may have occurred. As of March 31, 2024, the Company assessed whether there were additional events or changes in circumstances since its annual goodwill impairment test that would indicate that it was more likely than not that the fair value of the reporting unit was less than the reporting unit’s carrying amounts that would require an interim impairment assessment after October 31, 2023. The Company determined there had been no such indicators, therefore, no interim goodwill impairment assessment as of March 31, 2024 was performed.

The process of evaluating fair value is highly subjective and requires significant judgment and estimates. The goodwill at the Bank is at risk of future impairment in the event of a sustained decline in the value of its stock as well as

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

values of other financial institutions, declines in revenue for the Company beyond our current forecasts, or significant adverse changes in the operating environment for the financial industry.

Other intangible assets were $1.3 million and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company determined that there was no triggering event that warranted an interim impairment test at March 31, 2024.

7.	DEPOSITS

A summary of deposit balances, by type, is as follows:

	March 31,	December 31,
	2024	2023

	(in thousands)

NOW and demand deposit accounts	$982,223	$965,798
Regular savings and club accounts	1,110,404	1,265,315
Money market deposit accounts	1,061,145	966,201
Total non-certificate accounts	3,153,772	3,197,314

Term certificate accounts greater than $250,000	219,050	240,702
Term certificate accounts less than or equal to $250,000	633,276	622,755
Brokered deposits	387,926	326,638
Total certificate accounts	1,240,252	1,190,095
Total deposits	$4,394,024	$4,387,409

Total municipal deposits included in the table amounted to $487.0 million at March 31, 2024 and $471.8 million at December 31, 2023. Municipal deposits are generally required to be fully insured. The Company provided supplemental insurance for municipal deposits through a reciprocal deposit program and letters of credit offered by the FHLB. DIF was exited February 24, 2023 and generally provided coverage until February 24, 2024 on deposits that existed at the exit date. The Company has established a relationship to participate in a reciprocal deposit program with other financial institutions. The reciprocal deposit program provides access to FDIC-insured deposit products in aggregate amounts exceeding the current limits for depositors. At March 31, 2024 and December 31, 2023, total reciprocal deposits were $394.9 million and $209.4 million, respectively, consisting of non-certificate accounts.

A summary of certificate accounts by maturity at March 31, 2024 is as follows:

		Weighted
		Average
	Amount	Rate

	(dollars in thousands)

Within 1 year	$1,157,083	4.46%
Over 1 year to 2 years	44,999	3.30
Over 2 years to 3 years	36,870	3.96
Over 3 years to 4 years	1,045	1.75
Over 4 years to 5 years	255	0.52
Total certificate deposits	$1,240,252	4.40%

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

8.BORROWINGS

Borrowed funds at March 31, 2024 consisted of FHLB advances and a BTFP advance, while at December 31, 2023 borrowed funds consisted only of FHLB advances. Short-term advances were $235.0 million and $303.0 million with a weighted average rate of 5.51% and 5.53%, at March 31, 2024 and December 31, 2023, respectively. Long-term borrowings are summarized by maturity date below.

	March 31, 2024			December 31, 2023
	Amount by		Weighted	Amount by	Weighted
	Scheduled	Amount by	Average	Scheduled	Average
	Maturity*	Call Date (1)	Rate (2)	Maturity*	Rate (2)

	(dollars in thousands)

Year ending December 31:
2024	$10,000	$190,000	1.68%	$—	—%
2025	245,987	255,987	4.69	13,400	1.39
2026	130,000	40,000	4.30	90,987	4.31
2027	50,000	—	4.12	110,000	4.20
2028	59,198	19,198	4.03	10,000	3.72
2029	23,128	13,128	4.06	40,000	3.86
2030 and thereafter	1,067	1,067	2.00	1,075	2.00
	$519,380	$519,380	4.37%	$265,462	4.02%

* Includes an amortizing advance requiring monthly principal and interest payments.

(1) Callable FHLB advances are shown in the respective periods assuming that the callable debt is redeemed at the call date, while all other advances are shown in the periods corresponding to their scheduled maturity date. There were 16 callable advances at March 31, 2024.

(2) Weighted average rates are based on scheduled maturity dates.

The FHLB advances are secured by a blanket security agreement which requires the Bank to maintain certain qualifying assets as collateral, principally residential mortgage loans and commercial real estate loans held in the Bank’s portfolio. The carrying value of the loans pledged as collateral for these borrowings totaled $2.04 billion at March 31, 2024 and $2.02 billion at December 31, 2023. As of March 31, 2024, the Company had $532.0 million of available borrowing capacity with the FHLB.

The Bank maintains a BIC line at the FRBB, with total credit based on eligible collateral. At March 31, 2024, the Bank had $364.0 million of borrowing capacity secured by 59% of the carrying value of commercial loans with principal balances amounting to $363.4 million and securities with a collateral value in the amount of $151.0 million at March 31,2024, with no balance outstanding. At March 31, 2024, the Bank also had a $175.0 million borrowing under the BTFP secured by available-for-sale securities with a par value of $186.7 million. The BTFP ceased making new loans on March 11, 2024. The Company also has additional borrowing capacity under a $25.0 million unsecured federal funds line with a correspondent bank.

On December 1, 2023, the Company fully redeemed its Subordinated Notes and expensed the remaining unamortized issuance costs. Amortization of issuance costs was $32,000 for the quarter ended March 31, 2023.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

9.	OTHER COMMITMENTS AND CONTINGENCIES

ACL on Unfunded Commitments

The ACL on unfunded commitments amounted to $3.4 million and $5.0 million at March 31, 2024 and 2023, respectively. The activity in the ACL on unfunded commitments for the three months ended March 31, 2024 and 2023 is presented below:

	Residential	Commercial	Commercial	Commercial
	Real Estate	Real Estate	Construction	and Industrial	Consumer	Total

	(in thousands)

Balance at December 31, 2023	$254	$411	$2,351	$882	$20	$3,918
Provision	4	(51)	(421)	(37)	(1)	(506)
Balance at March 31, 2024	$258	$360	$1,930	$845	$19	$3,412

Balance at December 31, 2022	$336	$628	$3,079	$870	$14	$4,927
Provision	(74)	(80)	198	70	5	119
Balance at March 31, 2023	$262	$548	$3,277	$940	$19	$5,046

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

The following off-balance sheet financial instruments were outstanding at March 31, 2024 and December 31, 2023. The contract amounts represent credit risk.

	March 31,	December 31,
	2024	2023

	(in thousands)

Commitments to grant residential real estate loans-HarborOne Mortgage	$48,624	$35,029
Commitments to grant other loans	39,967	48,547
Unadvanced funds on home equity lines of credit	264,888	260,376
Unadvanced funds on revolving lines of credit	283,982	306,943
Unadvanced funds on construction loans	175,514	210,829

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

Derivatives Designated as Hedging Instruments

Fair Value Hedge - The Company is exposed to changes in the fair value of fixed-rate assets due to changes in benchmark interest rates. In June 2023, to manage its exposure to changes in the fair value of a closed asset pool of fixed-rate residential mortgages, the Company entered into interest rate swaps with a total notional amount of $100.0 million, designated as fair value portfolio layer hedges. The Company receives variable-rate interest payments in exchange for making fixed-rate payments over the lives of the contracts without exchanging the notional amounts. The gain or loss on these derivatives, as well as the offsetting loss or gain on the hedged items attributable to the hedged risk, are recognized in interest income in the Company’s Consolidated Statements of Income.

As of March 31, 2024, the Company had two interest rate swap agreements with a notional amount of $100.0 million that were designated as a fair value hedge of fixed-rate residential mortgages. The hedges were determined to be effective during the three months ended March 31, 2024, and the Company expects the hedges to remain effective during the remaining terms of the swaps.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following amounts were recorded on the Consolidated Balance Sheets related to cumulative basis adjustment for fair value hedges as of the dates indicated:

			Cumulative Amount of Fair Value
			Hedging Adjustment Included in the
Line Item in the Consolidated Balance Sheets	Carrying Amount of the Hedged		Carrying Amount of the Hedged
in Which the Hedged Item is Included	Assets		Assets
	March 31,	December 31,	March 31,	December 31,
	2024	2023	2024	2023

	(in thousands)

Loans held for investment (1)	$99,464	$100,855	$(536)	$855
Total	$99,464	$100,855	$(536)	$855

(1) These amounts were included in the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At March 31, 2024, the amortized cost basis of the closed portfolios used in these hedging relationships was $1.20 billion; the cumulative basis adjustments associated with these hedging relationships was $(536,000) and the amount of the designated hedged items were $100.0 million.

Cashflow Hedge - As part of its interest-rate risk-management strategy, the Company utilizes interest rate swap agreements to help manage its interest-rate risk positions. The notional amount of the interest rate swaps does not represent the amount exchanged by the parties. The exchange of cash flows is determined by reference to the notional amounts and the other terms of the interest rate swap agreements. The changes in fair value of derivatives designated as cashflow hedges are recorded in other comprehensive income and subsequently reclassified to earnings when gains or losses are realized.

As of March 31, 2024, the Company had one interest rate swap agreement with a notional amount of $100.0 million that was designated as a cashflow hedge of brokered deposits. The interest rate swap agreement has an average maturity of 1.02 years, the current weighted average fixed rate paid is 0.67%, the weighted average 3-month SOFR swap receive rate is 5.61%, and the fair value is $4.6 million. The Company expects approximately $4.4 million related to the cashflow hedge to be reclassified to interest expense, from other comprehensive income, in the next twelve months.

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

Forward Loan Sale Commitments -The Company utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments.

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

Interest Rate Swaps -The Company enters into interest rate swap agreements that are transacted to meet the financing needs of its commercial customers. Offsetting interest rate swap agreements are simultaneously transacted with a third-party financial institution to effectively eliminate the Company’s interest-rate risk associated with the customer swaps. The primary risks associated with these transactions arise from exposure to the ability of the counterparties to meet the terms of the contract. The interest rate swap notional amount is the aggregate notional amount of the customer swap and the offsetting third-party swap. The Company also assesses the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determines whether the credit valuation adjustments are significant to the overall valuation of its derivatives.

Interest Rate Futures -The Company uses interest rate futures to mitigate the impact of fluctuations in interest rates and interest rate volatility on the fair value of the MSRs. Changes in their fair value are reflected in current period earnings in mortgage banking income.

Risk Participation Agreements -The Company has entered into risk participation agreements with correspondent institutions and shares in any interest rate swap losses incurred as a result of the commercial loan customers’ termination of a loan-level interest rate swap agreement prior to maturity. The Company records these risk participation agreements at fair value. The Company’s maximum credit exposure is based on its proportionate share of the settlement amount of the referenced interest rate swap. Settlement amounts are generally calculated based on the fair value of the swap plus outstanding accrued interest receivables from the customer.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents the outstanding notional balances and fair values of outstanding derivative instruments:

		Assets	Liabilities
	Notional	Fair	Fair
	Amount	Value	Value

	(in thousands)

March 31, 2024:
Derivatives designated as hedging instruments
Fair value hedge - interest rate swaps	$100,000	$565	$—
Cashflow hedge - interest rate swaps	100,000	4,579	—
Total derivatives designated as hedging instruments		$5,144	$—
Derivatives not designated as hedging instruments
Derivative loan commitments	$34,819	$397	$18
Forward loan sale commitments	37,000	52	32
Interest rate swaps	877,905	25,365	25,365
Interest rate futures	32,000	48	—
Risk participation agreements	202,967	—	—
Total derivatives not designated as hedging instruments		$25,862	$25,415
Total derivatives		$31,006	$25,415

December 31, 2023:
Derivatives designated as hedging instruments
Fair value hedge - interest rate swaps	$100,000	—	855
Cashflow hedge - interest rate swaps	100,000	5,095	—
Total derivatives designated as hedging instruments		$5,095	$855
Derivatives not designated as hedging instruments
Derivative loan commitments	$30,165	$480	$158
Forward loan sale commitments	30,000	4	293
Interest rate swaps	863,348	23,245	23,245
Risk participation agreements	189,275	—	—
Total derivatives not designated as hedging instruments		$23,729	$23,696
Total derivatives		$28,824	$24,551

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents the recorded net gains and losses pertaining to the Company’s derivative instruments:

	Location of gain (loss)
	recognized in	Three Months Ended March 31,
	Income	2024	2023

		(in thousands)

Derivatives designated as fair value hedge
Hedged items - loans	Interest income	$(1,429)	$—
Interest rate swap contracts	Interest income	1,420	—
Total		$(9)	$—
Derivatives not designated as hedging instruments
Derivative loan commitments	Mortgage banking income	$57	$558
Forward loan sale commitments	Mortgage banking income	310	(477)
Interest rate futures	Mortgage banking income	(221)	—
Interest rate swaps	Other income	—	—
Total		$146	$81

The effect of cashflow hedge accounting on accumulated other comprehensive income is as follows:

	Three Months Ended March 31,
	2024	2023

	(in thousands)

Derivatives designated as hedging instruments
(Loss) gain in OCI on derivatives (effective portion), net of tax	$(369)	$(854)
Gain (loss) reclassified from OCI into interest income or interest expense (effective portion)	$1,235	$1,018

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents the offsetting of derivatives and amounts subject to an enforceable master netting arrangement, not offset in the Consolidated Balance Sheets at March 31, 2024:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
			Net Amounts
	Gross Amounts	Gross Amounts	Assets (Liabilities)		Cash
	of Recognized	Offset in the	presented in the		Collateral
	Assets	Consolidated	Consolidated	Financial	(Received)	Net
	(Liabilities)	Balance Sheets	Balance Sheets	Instruments	Posted	Amount

	(in thousands)
Derivatives designated as hedging instruments
Interest rate swap on deposits	$4,579	$—	$4,579	$—	$(4,579)	$—
Interest rate swap on residential real estate loans	$565	$—	$565	$—	$(580)	$(15)
Derivatives not designated as hedging instruments
Customer interest rate swaps	$24,241	$—	$24,241	$—	$(24,421)	$(180)

11.	OPERATING LEASE ROU ASSETS AND LIABILITIES

Operating lease ROU assets, included in other assets, were $22.4 million and $22.9 million at March 31, 2024 and December 31, 2023, respectively.

Operating lease liabilities, included in other liabilities and accrued expenses, were $24.1 million and $24.5 million at March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024 and December 31, 2023 there were no leases that had not yet commenced. At March 31, 2024, lease expiration dates ranged from one month to 34.4 years and had a weighted average remaining lease term of 16.1 years. At December 31, 2023, lease expiration dates ranged from two months to 34.7 years and had a weighted average remaining lease term of 16.2 years.

Future minimum lease payments under non-cancellable leases and a reconciliation to the amount recorded as operating lease liabilities as of March 31, 2024 were as follows:

March 31,
2024
(in thousands)

2024	$2,754
2025	2,642
2026	2,485
2027	2,416
2028	2,239
Thereafter	16,588
Total lease payments	29,124
Imputed interest	(5,044)
Total present value of operating lease liabilities	$24,080

The weighted-average discount rate and remaining lease term for operating leases were as follows:

	March 31, 2024	December 31, 2023
Weighted-average discount rate	2.09%	2.08%
Weighted-average remaining lease term (years)	16.10	16.24

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Rental expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease components, such as fair-market value adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

The following table presents the components of total lease expense:

	Three Months Ended
	March 31,
	2024	2023

Lease Expense:
Operating lease expense	$747	$807
Short-term lease expense	26	30
Variable lease expense	5	2
Sublease income	—	(5)
Total lease expense	$778	$834
Other Information
Cash paid for amounts included in the measurement of lease liabilities-
operating cash flows for operating leases	737	835
Operating Lease - Operating cash flows (Liability reduction)	615	680
ROU assets obtained in exchange for new operating lease liabilities	38	—

12.MINIMUM REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve and the FDIC. Failure to meet minimum capital requirements can result in mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s unaudited Consolidated Financial Statements.

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

At March 31, 2024, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements, and their regulatory capital ratios were above the minimum levels required to be considered well capitalized

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

for regulatory purposes. The capital levels of both the Company and the Bank at March 31, 2024 also exceeded the minimum capital requirements, including the currently applicable capital conservation buffer of 2.5%.

The Company’s and the Bank’s actual regulatory capital ratios as of March 31, 2024 and December 31, 2023 are presented in the table below.

					Minimum Required to be
					Considered "Well Capitalized"
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)

HarborOne Bancorp, Inc.
March 31, 2024
Common equity Tier 1 capital to risk-weighted assets	$566,298	12.0%	$212,812	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	566,298	12.0	283,749	6.0	N/A	N/A
Total capital to risk-weighted assets	617,896	13.1	378,332	8.0	N/A	N/A
Tier 1 capital to average assets	566,298	9.7	232,397	4.0	N/A	N/A

December 31, 2023
Common equity Tier 1 capital to risk-weighted assets	$567,248	12.0%	$212,816	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	567,248	12.0	283,755	6.0	N/A	N/A
Total capital to risk-weighted assets	619,138	13.1	378,340	8.0	N/A	N/A
Tier 1 capital to average assets	567,248	10.0	226,690	4.0	N/A	N/A

HarborOne Bank
March 31, 2024
Common equity Tier 1 capital to risk-weighted assets	$514,878	10.9%	$212,731	4.5%	$307,278	6.5%
Tier 1 capital to risk-weighted assets	514,878	10.9	283,641	6.0	378,188	8.0
Total capital to risk-weighted assets	566,476	12.0	378,188	8.0	472,735	10.0
Tier 1 capital to average assets	514,878	8.9	232,374	4.0	290,467	5.0

December 31, 2023
Common equity Tier 1 capital to risk-weighted assets	$509,791	10.8%	$212,724	4.5%	$307,267	6.5%
Tier 1 capital to risk-weighted assets	509,791	10.8	283,632	6.0	378,175	8.0
Total capital to risk-weighted assets	561,682	11.9	378,175	8.0	472,719	10.0
Tier 1 capital to average assets	509,791	9.0	226,666	4.0	283,333	5.0

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

13.COMPREHENSIVE (LOSS) INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the stockholders’ equity section of the unaudited Consolidated Balance Sheets, such items, along with net income, are components of comprehensive income (loss).

The following table presents changes in accumulated other comprehensive (loss) income by component for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024				2023

		Available	Cash			Available	Cash
	Postretirement	for Sale	Flow		Postretirement	for Sale	Flow
	Benefit	Securities	Hedge	Total	Benefit	Securities	Hedge	Total

	(in thousands)

Balance at beginning of period	$85	$(47,373)	$3,666	$(43,622)	$150	$(53,212)	$5,980	$(47,082)

Other comprehensive income (loss) before reclassifications	(1)	(4,940)	718	(4,223)	—	7,089	(170)	6,919
Amounts reclassified from accumulated other comprehensive (loss) income	(20)	—	(1,235)	(1,255)	—	—	(1,018)	(1,018)
Net current period other comprehensive (loss) income	(21)	(4,940)	(517)	(5,478)	—	7,089	(1,188)	5,901
Related tax effect	—	348	148	496	—	(1,563)	334	(1,229)
Balance at end of period	$64	$(51,965)	$3,297	$(48,604)	$150	$(47,686)	$5,126	$(42,410)

14.FAIR VALUE OF ASSETS AND LIABILITIES

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

The following methods and assumptions were used by the Company in estimating fair value disclosures:

Debt Securities – Available-for-sale debt securities are recorded at fair value on a recurring basis. When available, the Company uses quoted market prices to determine the fair value of debt securities; such items are classified as Level 1. There were no Level 1 securities held at March 31, 2024 and December 31, 2023.

Level 2 debt securities are traded less frequently than exchange-traded instruments. The fair value of these securities is determined using matrix pricing with inputs that are observable in the market or can be derived principally from or

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

corroborated by observable market data. This category includes obligations of U.S. government-sponsored enterprises, including mortgage-backed securities, and corporate bonds.

Debt securities not actively traded whose fair value is determined through the use of cash flows utilizing inputs that are unobservable are classified as Level 3. There were no Level 3 securities held at March 31, 2024 and December 31, 2023.

Loans held for sale - The fair value of mortgage loans held for sale is estimated based on current market prices for similar loans in the secondary market and therefore are classified as Level 2 assets. There were no mortgage loans held for sale 90 days or more past due as of March 31, 2024 and December 31, 2023.

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

Forward loan sale commitments and derivative loan commitments - Forward loan sale commitments and derivative loan commitments are based on fair values of the underlying mortgage loans and the probability of such commitments being exercised. The assumptions for pull-through rates are derived from internal data and adjusted using management judgment. Derivative loan commitments include the value of servicing rights and non-refundable costs of originating the loan based

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

on the Company’s internal cost analysis that is not observable. The weighted average pull-through rate for derivative loan commitments was approximately 91% and 89% at March 31, 2024 and December 31, 2023, respectively.

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

Although the Company has determined that the majority of the inputs used to value its interest rate swaps and risk participation agreements fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with interest rate contracts and risk participation agreements utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of March 31, 2024 and December 31, 2023, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company classified its derivative valuations in their entirety as Level 2.

Interest rate futures – The Company’s interest rate futures are valued based on quoted prices for similar assets in an active market with inputs that are observable and as a result, the Company classified has classified these derivatives as Level 2.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

				Total
	Level 1	Level 2	Level 3	Fair Value

	(in thousands)

March 31, 2024
Assets

Securities available for sale	$—	$291,008	$—	$291,008
Loans held for sale	—	16,434	—	16,434
Mortgage servicing rights	—	46,597	—	46,597
Derivatives	—	30,557	449	31,006
	$—	$384,596	$449	$385,045
Liabilities

Derivatives	$—	$25,365	$50	$25,415

December 31, 2023
Assets

Securities available for sale	$—	$290,151	$—	$290,151
Loans held for sale	—	19,686	—	19,686
Mortgage servicing rights	—	46,111	—	46,111
Derivatives	—	28,340	484	28,824
	$—	$384,288	$484	$384,772
Liabilities

Derivatives	$—	$24,100	$451	$24,551

The table below presents, for the three months ended March 31, 2024 and 2023, the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis.

	Three Months Ended March 31,
	2024	2023

	(in thousands)

Assets: Derivative and Forward Loan Sale Commitments:

Balance at beginning of period	$484	$487

Total gains (losses) included in net income (1)	(35)	279
Balance at end of period	$449	$766

Changes in unrealized gains relating to instruments at period end	$449	$766

Liabilities: Derivative and Forward Loan Sale Commitments:

Balance at beginning of period	$(451)	$(104)

Total gains (losses) included in net income (1)	401	(198)
Balance at end of period	$(50)	$(302)

Changes in unrealized losses relating to instruments at period end	$(50)	$(302)

(1) Included in mortgage banking income on the Consolidated Statements of Income.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Assets Measured at Fair Value on a Non-recurring Basis

The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with GAAP. The following is a summary of applicable non-recurring fair value measurements. There were no assets measured at fair value on a non-recurring basis at March 31, 2024. There are no liabilities measured at fair value on a non-recurring basis at March 31, 2024 or December 31, 2023.

	December 31,
	2023
	Level 1	Level 2	Level 3

	(in thousands)

Collateral-dependent impaired loans	$—	$—	$5,746

Losses in the following table represent the amount of the fair value adjustments recorded during the period on the carrying value of the assets held at March 31, 2024 and December 31, 2023, respectively. Losses on fully charged off loans are not included in the table.

	Three Months Ended March 31,
	2024	2023

	(in thousands)

Collateral-dependent impaired loans	$—	$29

The table below presents quantitative information about significant unobservable inputs (Level 3) for assets measured at fair value on a non-recurring basis at the dates indicated.

	Fair Value
	March 31,	Valuation Technique
	2023
	(in thousands)

Collateral-dependent impaired loans	$108	Sales Comparison Approach (1)

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

	March 31, 2024
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total

	(in thousands)

Financial assets:
Cash and cash equivalents	$393,441	$393,441	$—	$—	$393,441
Securities available for sale	291,008	—	291,008	—	291,008
Securities held to maturity	19,724	—	19,102	—	19,102
Federal Home Loan Bank stock	26,565	N/A	N/A	N/A	N/A
Loans held for sale	16,434	—	16,434	—	16,434
Loans, net	4,728,500	—	—	4,500,663	4,500,663
Retirement plan annuities	15,315	—	—	15,315	15,315
Accrued interest receivable	19,470	—	19,470	—	19,470
Derivatives	31,006	—	30,557	449	31,006

Financial liabilities:
Deposits	4,394,024	—	—	4,382,830	4,382,830
Borrowed funds	754,380	—	751,277	—	751,277
Mortgagors' escrow accounts	10,364	—	—	10,364	10,364
Accrued interest payable	7,302	—	7,302	—	7,302
Derivatives	25,415	—	25,365	50	25,415

	December 31, 2023
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total

	(in thousands)

Financial assets:
Cash and cash equivalents	$227,350	$227,350	$—	$—	$227,350
Securities available for sale	290,151	—	290,151	—	290,151
Securities held to maturity	19,796	—	19,262	—	19,262
Federal Home Loan Bank stock	27,098	N/A	N/A	N/A	N/A
Loans held for sale	19,686	—	19,686	—	19,686
Loans, net	4,702,339	—	—	4,482,448	4,482,448
Retirement plan annuities	15,170	—	—	15,170	15,170
Accrued interest receivable	18,169	—	18,169	—	18,169
Derivatives	28,824	—	28,340	484	28,824

Financial liabilities:
Deposits	4,387,409	—	—	4,376,269	4,376,269
Borrowed funds	303,000	—	567,158	—	567,158
Subordinated debt		—	—	—	-
Mortgagors' escrow accounts	8,872	—	—	8,872	8,872
Accrued interest payable	5,251	—	5,251	—	5,251
Derivatives	24,551	—	24,100	451	24,551

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

15.	EARNINGS PER SHARE

Basic EPS represents net income attributable to common shareholders divided by the weighted-average number of common shares outstanding during the period. Non-vested restricted shares that are participating securities are included in the computation of basic EPS. Diluted EPS is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding, plus the effect of potential dilutive common stock equivalents outstanding during the period. At March 31, 2024 and 2023, respectively, potential common shares of 105,836 and 134,155 were considered to be anti-dilutive and excluded from EPS.

The following table presents earnings per common share.

	Three Months Ended March 31,
	2024	2023

Net income available to common stockholders (in thousands)	$7,300	$7,297

Average number of common shares outstanding	45,285,471	48,434,373
Less: Average unallocated ESOP shares and non-vested restricted shares	(3,373,050)	(3,577,149)
Weighted average number of common shares outstanding used to calculate basic earnings per common share	41,912,421	44,857,224
Dilutive effect of share-based compensation	214,616	427,016
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	42,127,037	45,284,240

Earnings per common share:
Basic	$0.17	$0.16
Diluted	$0.17	$0.16

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

16.	REVENUE RECOGNITION

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Information about the reportable segments and reconciliation to the unaudited interim Consolidated Financial Statements at March 31, 2024 and 2023 and for the three months ended March 31, 2024 and 2023 is presented in the tables below.

	Three Months Ended March 31, 2024
	HarborOne	HarborOne
	Bank	Mortgage	Consolidated

	(in thousands)

Net interest and dividend income	$30,485	$80	$30,582
Benefit for credit losses	(168)	—	(168)
Net interest and dividend income, after benefit for credit losses	30,653	80	30,750
Mortgage banking income:
Gain on sale of mortgage loans	—	2,013	2,013
Intersegment gain (loss)	(236)	308	—
Changes in mortgage servicing rights fair value	(32)	86	54
Other	180	2,097	2,276
Total mortgage banking income	(88)	4,504	4,343
Other noninterest income	6,391	10	6,398
Total noninterest income	6,303	4,514	10,741
Noninterest expense	27,407	4,311	31,750
Income before income taxes	9,549	283	9,741
Provision for income taxes	2,386	60	2,441
Net income	$7,163	$223	$7,300

Total assets at period end	$5,867,715	$92,719	$5,862,222
Goodwill at period end	$59,042	$—	$59,042

	Three Months Ended March 31, 2023

	HarborOne	HarborOne
	Bank	Mortgage	Consolidated

	(in thousands)

Net interest and dividend income	$34,562	$327	$34,398
Provision for credit losses	1,866	—	1,866
Net interest and dividend income, after provision for credit losses	32,696	327	32,532
Mortgage banking income:
Gain on sale of mortgage loans	—	2,224	2,224
Intersegment (loss) gain	(348)	454	—
Changes in mortgage servicing rights fair value	(136)	(1,556)	(1,692)
Other	201	2,015	2,216
Total mortgage banking (loss) income	(283)	3,137	2,748
Other noninterest income	5,942	—	5,942
Total noninterest income	5,659	3,137	8,690
Noninterest expense	26,190	5,322	31,509
Income(loss) before income taxes	12,165	(1,858)	9,713
Provision(benefit) for income taxes	3,115	(565)	2,416
Net income (loss)	$9,050	$(1,293)	$7,297

Total assets at period end	$5,583,453	$109,090	$5,572,858
Goodwill at period end	$59,042	$10,760	$69,802

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section is intended to assist in the understanding of the financial performance of the Company and its subsidiaries through a discussion of our financial condition at March 31, 2024, and our results of operations for the three months ended March 31, 2024 and 2023. This section should be read in conjunction with the unaudited interim Consolidated Financial Statements and Notes thereto of the Company appearing in Part I, Item 1 of this Form 10-Q.

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

Comparison of Financial Condition at March 31, 2024 and December 31, 2023

Total Assets.  Total assets increased $194.3 million, or 3.4%, to $5.86 billion at March 31, 2024 from $5.67 billion at December 31, 2023. The increase primarily reflects an increase of $168.6 million in short-term investments and a $26.4 million increase in loans. The increase in short-term investments reflects on-balance sheet liquidity.

Cash and Cash Equivalents.  Cash and cash equivalents increased $166.1 million to $393.4 million at March 31, 2024 from $227.4 million at December 31, 2023, primarily due to an increase in short-term investments.

Loans Held for Sale.  Loans held for sale at March 31, 2024 were $16.4 million, a decrease of $3.3 million from $19.7 million at December 31, 2023, reflecting lower loan production at HarborOne Mortgage.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Loans, net.  Net loans increased $26.2 million, or 0.6%, to $4.73 billion at March 31, 2024 from $4.70 billion at December 31, 2023. The following table sets forth information concerning the composition of loans:

	March 31,	December 31,	Increase (Decrease)
	2024	2023	Dollars	Percent

	(dollars in thousands)

Residential real estate:
One- to four-family	$1,507,959	$1,513,554	$(5,595)	(0.4)%
Second mortgage and equity lines of credit	173,613	177,135	(3,522)	(2.0)
Residential construction	14,650	18,132	(3,482)	(19.2)
Total residential real estate loans	1,696,222	1,708,821	(12,599)	(0.7)
Commercial:
Commercial real estate	2,355,672	2,343,675	11,997	0.5
Commercial construction	234,811	208,443	26,368	12.6
Commercial and industrial	471,215	466,443	4,772	1.0
Total commercial loans	3,061,698	3,018,561	43,137	1.4

Consumer loans	19,301	22,036	(2,735)	(12.4)
Total loans before basis adjustment	4,777,221	4,749,418	27,803	0.6 `
Basis adjustment associated with fair value hedge (1)	(536)	893	(1,429)	(160.0)
Total loans	4,776,685	4,750,311	26,374	0.6
Allowance for credit losses on loans	(48,185)	(47,972)	(213)	0.4
Loans, net	$4,728,500	$4,702,339	$26,161	0.6%

(1) Represents the basis adjustment associated with the application of hedge accounting on certain residential real estate loans. Refer to Note 10 - Derivatives.

The growth in net loans primarily reflects commercial loan growth. Management continues to seek prudent commercial lending opportunities to deepen relationships with existing customers and develop new relationships with strong borrowers.

Securities.  Investment securities available for sale at March 31, 2024 were $291.0 million, an increase of $857,000, or 0.3%, from $290.0 million at December 31, 2023. Securities available for sale were negatively impacted by unrealized losses of $67.0 million and $62.0 million as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024 and December 31, 2023, the gross unrealized loss positions were primarily related to mortgage-backed securities and other obligations issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Total gross unrealized losses were primarily attributable to changes in interest rates relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.

Securities held to maturity amounted to $19.7 million at March 31, 2024 and $19.8 million at December 31, 2023, with a fair value of $19.1 million and $19.3 million, respectively.

Mortgage servicing rights.  MSRs are created as a result of our mortgage banking origination activities and accounted for at fair value. At March 31, 2024, we serviced mortgage loans for others with an aggregate outstanding principal balance of $3.52 billion. Total MSRs were $46.6 million at March 31, 2024 and $46.1 million at December 31, 2023. The change in total MSRs for the three months ended March 31, 2024 reflects additions of $211,000 million from new mortgage originations, amortization from loan repayments of $353,000 and a positive fair value mark of $628,000.

Quarterly, we utilize a third-party provider to assist in the determination of the fair value of our MSRs. They provide the appropriate prepayment speed, and discount and default rate assumptions based on our portfolio and key benchmark mortgage rates. Management reviews the assumptions and calculation. Any measurement of fair value is

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

limited by the conditions existing and assumptions made at a particular point in time. Those assumptions may not be appropriate if they are applied at a different point in time.

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

Deposits.  Deposits were $4.39 billion at March 31, 2024 and December 31, 2023. The following table sets forth information concerning the composition of deposits:

	March 31,	December 31,	Increase (Decrease)
	2024	2023	Dollars	Percent

	(dollars in thousands)

Noninterest-bearing deposits	$677,152	$659,973	$17,179	2.6%
NOW accounts	305,018	305,774	(756)	(0.2)
Regular savings	1,110,404	1,265,315	(154,911)	(12.2)
Money market accounts	574,155	499,651	74,504	14.9
Term certificate accounts	852,326	858,241	(5,915)	(0.7)
Consumer and business deposits	3,519,055	3,588,954	(69,899)	(1.9)
Municipal deposits	487,043	471,817	15,226	3.2
Brokered deposits	387,926	326,638	61,288	18.8
Total deposits	$4,394,024	$4,387,409	$6,615	0.2%

Reciprocal deposits included in total deposits	$394,931	$209,401	$185,530	88.6%

Total deposits increased $6.6 million reflecting an increase of $61.3 million in brokered deposits and a $15.2 million increase in municipal deposits partially offset by a $69.9 million decrease in consumer and business deposits due to the competitive deposit pricing market. Brokered deposits provide a channel for the Company to seek additional funding outside the Company’s core market. We participate in a reciprocal deposit program that provides access to FDIC-insured deposit products in aggregate amounts exceeding the current limits for depositors. Total deposits included $394.9 million in reciprocal deposits. The increase in reciprocal deposits primarily reflects municipal depositors increased utilization of the reciprocal deposit program, as municipal deposits are generally required to be insured or secured by FHLB letters of credit.

The total of estimated deposits in excess of the FDIC insurance limits amounted to $1.2 billion and $1.4 billion as of March 31, 2024 and December 31, 2023, respectively. Until February 24, 2023, insurance for deposits in excess of FDIC limits was provided through the DIF. On February 24, 2023, at 5 p.m. local time, the Bank exited DIF. All customer non-certificate deposits as of that date and time were covered by DIF insurance until February 24, 2024. Certificates of deposit as of 5 p.m. local time on February 24, 2023 remain covered by DIF insurance until their maturity date. The Company calculates its uninsured deposits based on the guidance provided by the FDIC for regulatory reporting purposes, which includes subsidiary deposits.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The following table summarizes uninsured deposits at the date indicated:

	March 31,	December 31,
	2024	2023

	(in thousands)

Uninsured deposits, per regulatory reporting requirements	$1,192,944	$1,420,431
Less: Subsidiary deposits	355,282	349,748
Collateralized deposits	197,871	17,892
Uninsured deposits, after exclusions	$639,791	$1,052,791

Uninsured deposits, after excluding subsidiary deposits and collateralized deposits, represented 15% of total deposits at March 31, 2024. Management believes that this provides a more informative view of uninsured deposits, as subsidiary deposits are eliminated in consolidation and collateralized deposits are secured.

Borrowed Funds.  Borrowings increased $185.9 million to $754.4 million at March 31, 2024 from $568.5 million at December 31, 2023. At March 31, 2024, FHLB short-term borrowings were $235.0 million and long-term borrowings were $344.4 million. The Company borrowed $175 million for a one-year term under the BTFP during the first quarter of 2024. As of March 31, 2024, the Bank had $921.1 million in available borrowing capacity across multiple relationships.

Stockholders’ equity.  Total stockholders’ equity was $577.7 million at March 31, 2024, compared to $583.8 million at December 31, 2023 and $599.8 million at March 31, 2023. Stockholders’ equity decreased 1.0% when compared to the year end, as earnings were offset by share repurchases and an increase in unrealized loss on available-for-sale securities. As of March 31, 2024, the Company’s sixth share repurchase program, commenced in the third quarter of 2023, is ongoing with 1,781,950 shares repurchased since commencement, at an average price of $10.15, including $0.10 per share of excise tax.

The tangible-common-equity-to-tangible-assets ratio (non-GAAP) was 8.92% at March 31, 2024, 9.33% at December 31, 2023, and 9.60% at March 31, 2023. At March 31, 2024, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements, and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The capital levels of both the Company and the Bank at March 31, 2024, also exceeded the minimum capital requirements, including the currently applicable capital conservation buffer of 2.5%. Regulatory capital ratios are not impacted by the decline in other comprehensive income as a result of the unrealized losses on available-for-sale investment securities.

Comparison of Results of Operations for the Three Months Ended March 31, 2024 and 2023

HarborOne Bancorp, Inc. Consolidated

Overview.  Consolidated net income for the three months ended March 31, 2024 and 2023 was $7.3 million.

Average Balances and Yields.  The following tables set forth average balance sheets, annualized average yields and costs, and certain other information for the periods indicated, on a consolidated basis. Interest income on tax-exempt loans and securities has been adjusted to a fully taxable-equivalent basis using a federal tax rate of 21%. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or expense.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

	Three Months Ended March 31,
	2024			2023
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Cost (8)	Balance	Interest	Cost (8)

	(dollars in thousands)

Interest-earning assets:
Investment securities (1)	$372,787	$2,065	2.23%	$387,303	$2,079	2.18%
Other interest-earning assets	356,470	4,659	5.26	63,426	803	5.13
Loans held for sale	14,260	243	6.85	18,108	286	6.41
Loans
Commercial loans (2)(3)	3,040,835	41,653	5.51	2,901,464	36,837	5.15
Residential real estate loans (3)(4)	1,700,694	18,175	4.30	1,647,109	15,616	3.85
Consumer loans (3)	20,539	358	7.01	36,310	519	5.80
Total loans	4,762,068	60,186	5.08	4,584,883	52,972	4.69
Total interest-earning assets	5,505,585	67,153	4.91	5,053,720	56,140	4.51
Noninterest-earning assets	299,153			313,309
Total assets	$5,804,738			$5,367,029
Interest-bearing liabilities:
Savings accounts	$1,186,201	5,523	1.87	$1,459,392	5,445	1.51
NOW accounts	289,902	75	0.10	275,801	36	0.05
Money market accounts	994,353	9,313	3.77	824,694	5,238	2.58
Certificates of deposit	855,070	8,554	4.02	552,636	2,685	1.97
Brokered deposits	356,459	3,434	3.87	330,426	2,509	3.08
Total interest-bearing deposits	3,681,985	26,899	2.94	3,442,949	15,913	1.87
Borrowings	764,623	9,423	4.96	448,096	5,105	4.62
Subordinated debentures	—	—	-	34,298	523	6.18
Total borrowings	764,623	9,423	4.96	482,394	5,628	4.73
Total interest-bearing liabilities	4,446,608	36,322	3.29	3,925,343	21,541	2.23
Noninterest-bearing liabilities:
Noninterest-bearing deposits	654,436			721,536
Other noninterest-bearing liabilities	119,289			101,820
Total liabilities	5,220,333			4,748,699
Total equity	584,405			618,330
Total liabilities and equity	$5,804,738			$5,367,029
Tax equivalent net interest income		30,831			34,599
Tax equivalent interest rate spread (5)			1.62%			2.28%
Less: tax equivalent adjustment		249			201
Net interest income as reported		$30,582			$34,398
Net interest-earning assets (6)	$1,058,977			$1,128,377
Net interest margin (7)			2.23%			2.76%
Tax equivalent effect			0.02			0.02
Net interest margin on a fully tax equivalent basis			2.25%			2.78%
Ratio of interest-earning assets to interest-bearing liabilities	123.82%			128.75%

Supplemental information:
Total deposits, including demand deposits	$4,336,421	$26,899		$4,164,485	$15,913
Cost of total deposits			2.49%			1.55%
Total funding liabilities, including demand deposits	$5,101,044	$36,322		$4,646,879	$21,541
Cost of total funding liabilities			2.86%			1.88%

(1) Includes securities available for sale and securities held to maturity.
(2) Includes industrial revenue bonds . Interest income from tax exempt loans is computed on a taxable equivalent basis using a rate of 21% for the quarters presented.
(3) Includes nonaccruing loan balances and interest received on such loans.
(4) Includes the basis adjustments of certain loans included in fair value hedging relationships for the quarter ended March 31, 2024.
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

	Three Months Ended March 31,
	2024 v. 2023
	Increase (Decrease)		Total
	Due to Changes in		Increase
	Volume	Rate	(Decrease)

	(in thousands)

Interest-earning assets:
Investment securities	$(69)	$55	$(14)
Other interest-earning assets	3,837	19	3,856
Loans held for sale	(63)	20	(43)
Loans
Commercial loans	2,038	2,778	4,816
Residential real estate loans	563	1,996	2,559
Consumer loans	(213)	52	(161)
Total loans	2,388	4,826	7,214
Total interest-earning assets	6,093	4,920	11,013
Interest-bearing liabilities:
Savings accounts	(1,121)	1,199	78
NOW accounts	2	37	39
Money market accounts	1,254	2,821	4,075
Certificates of deposit	2,021	3,848	5,869
Brokered deposit	216	709	925
Total interest-bearing deposits	2,372	8,614	10,986
Borrowings	3,915	403	4,318
Subordinated debentures	(261)	(262)	(523)
Total borrowings	3,654	141	3,795
Total interest-bearing liabilities	6,026	8,755	14,781
Change in net interest income	$67	$(3,835)	$(3,768)

Interest and Dividend Income.  Interest and dividend income on a tax equivalent basis increased $11.0 million, or 19.6%, to $67.2 million for the three months ended March 31, 2024, compared to $56.1 million for the three months ended March 31, 2023. The significant components of the increase were:

●	Interest and fees on loans on a tax equivalent basis increased $7.2 million, or 13.6%, reflecting loan growth and a 39-basis-point increase in the yield.

●	Interest income on other earning assets increased $3.9 million, or 480.2%, reflecting an increase in the average balance and interest rates of federal funds.

Interest Expense.  Interest expense increased $14.8 million, or 68.6%, to $36.3 million for the three months ended March 31, 2024 from $21.5 million for the three months ended March 31, 2023. The significant components of the increase were:

●	Interest expense on deposits increased $11.0 million, or 69.0%, reflecting deposit growth and a 106 basis-point increase in rates paid.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

●	Interest expense on borrowings increased $3.8 million, or 67.4%, reflecting an increase in the average balance and a 23-basis-point increase in the cost of borrowings.

Net Interest and Dividend Income.  Net interest and dividend income on a tax equivalent basis decreased $3.8 million, or 10.9%, to $30.8 million for the three months ended March 31, 2024 from $34.6 million for the three months ended March 31, 2023. The average balance of interest bearing assets and liabilities increased $451.9 million and $521.3 million, respectively, and rate increases on interest-bearing liabilities outpaced the increase in the yield on interest-earning assets by 66 basis points. The net interest spread was 1.62% for the three months ended March 31, 2024 compared to 2.28% for the three months ended March 31, 2023 and net interest margin on a full tax equivalent basis decreased 53 basis points to 2.25% for the three months ended March 31, 2024 from 2.78% for three months ended March 31, 2023.

Income Tax Provision.  The provision for income taxes and effective tax rate for the three months ended March 31, 2024 were $2.4 million and 25.1%, respectively, compared to $2.4 million and 24.9%, respectively, for the three months ended March 31, 2023.

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

The tables below show the results of operations for the Company’s segments, HarborOne Bank and HarborOne Mortgage, for the three months ended March 31, 2024 and 2023, and the increase or decrease in those results:

	HarborOne Bank				HarborOne Mortgage
	Three Months Ended				Three Months Ended
	March 31,		Increase (Decrease)		March 31,		Increase (Decrease)
	2024	2023	Dollars	Percent	2024	2023	Dollars	Percent

	(dollars in thousands)

Net interest and dividend income	$30,485	$34,562	$(4,077)	(11.8)%	$80	$327	$(247)	(75.5)%
Provision (benefit) for credit losses	(168)	1,866	(2,034)	(109.0)	—	—	—	—
Net interest and dividend income, after provision (benefit) for credit losses	30,653	32,696	(2,043)	(6.2)	80	327	(247)	(75.5)
Mortgage banking income:
Gain on sale of mortgage loans	—	—	—	—	2,013	2,224	(211)	(9.5)
Intersegment gain (loss)	(236)	(348)	112	32.2	308	454	(146)	(32.2)
Changes in mortgage servicing rights fair value	(32)	(136)	104	(76.5)	86	(1,556)	1,642	105.5
Other	180	201	(21)	(10.4)	2,097	2,015	82	4.1
Total mortgage banking income (loss)	(88)	(283)	195	68.9	4,504	3,137	1,367	43.6
Other noninterest income (loss)	6,391	5,942	449	7.6	10	—	10	-
Total noninterest income	6,303	5,659	644	11.4	4,514	3,137	1,377	43.9
Noninterest expense	27,407	26,190	1,217	4.6	4,311	5,322	(1,011)	(19.0)
Income (loss) before income taxes	9,549	12,165	(2,616)	(21.5)	283	(1,858)	2,141	115.2
Provision (benefit) for income taxes	2,386	3,115	(729)	(23.4)	60	(565)	625	110.6
Net income (loss)	$7,163	$9,050	$(1,887)	(20.9)%	$223	$(1,293)	$1,516	117.2%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

HarborOne Bank Segment

Results of Operations for the Three Months Ended March 31, 2024 and 2023

Net Income. The Bank’s net income decreased $1.9 million to $7.2 million for the three months ended March 31, 2024 compared to $9.1 million for the three months ended March 31, 2023. The decrease in net income reflects a decrease of $4.1 million, or 11.8%, in net interest and dividend income and a $1.2 million, or 4.6%, increase in noninterest expense, partially offset by a  decrease in provision for credit losses of $2.0 million, or 109.0%, and a $644,000, or 11.4%, increase in noninterest income.

Provision for Credit Losses.  The Bank recorded a $168,000 negative provision for credit losses for the quarter ended March 31, 2024. The provision for loan credit losses was $338,000, offset by a negative provision of $506,000 for unfunded commitments. The Bank recorded provision for credit losses of $1.9 million the three months ended March 31, 2023, a result of a provision for loan credit losses of $1.7 million and a $119,000 provision for unfunded commitments. Net charge-offs totaled $125,000, or 0.01%, of average loans outstanding on an annualized basis, for the quarter ended March 31, 2024. Net recoveries totaled $11,000 for the quarter ended March 31, 2023. Loan credit loss provisioning primarily reflects replenishment of the ACL on loans due to charge-offs and loan growth.

Total nonperforming assets were $12.2 million at March 31, 2024, compared to $17.6 million at December 31, 2023 and $12.3 million at March 31, 2023. Nonperforming assets as a percentage of total assets were 0.21% at March 31, 2024, 0.31% at December 31, 2023, and 0.22% at March 31, 2023. During the first quarter of 2024, a single credit included in the metro office space loan segment with a carrying value of $5.7 million, considered nonperforming in the prior quarter, was paid with a partial recovery of $99,000.

Noninterest Income.  Total noninterest income was $6.3 million for the three months ended March 31, 2024 compared to $5.7 million in the prior year period. The following table sets forth the components of noninterest income:

	Three Months Ended March 31,		Increase (Decrease)
	2024	2023	Dollars	Percent

	(dollars in thousands)

Intersegment loss	$(236)	$(348)	$112	32.2%
Secondary market loan servicing fees, net of guarantee fees	180	201	(21)	(10.4)
Changes in mortgage servicing rights fair value	(32)	(136)	104	76.5
Total mortgage banking income (loss)	(88)	(283)	195	68.9%
Interchange fees	2,566	2,502	64	2.6
Other deposit account fees	2,417	2,231	186	8.3
Income on retirement plan annuities	145	119	26	21.8
Bank-owned life insurance income	746	500	246	49.2
Swap fee income	73	178	(105)	(59.0)
Other	444	412	32	7.8
Total noninterest income	$6,303	$5,659	$644	11.4%

The primary reasons for the variances within the noninterest income categories shown in the preceding table are noted below:

●	The Bank records an intersegment loss on loans purchased from HarborOne Mortgage that is offset in consolidation. The Bank purchased $16.8 million of residential mortgage loans from HarborOne Mortgage during the three months ended March 31, 2024 as compared to $52.6 million for the prior year period.
●	The change in the MSR fair value is generally consistent with the change in key benchmark residential mortgage rates. As interest rates rise and prepayment speeds decrease, MSR fair value tends to increase. Conversely, when interest rates fall and prepayment speeds increase, MSR fair value tends to decrease. Future interest rate increases will not necessarily equate to MSR fair value increases in the future as price caps impact the fair value calculation.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

●	The increase in other deposit account fees reflects an increase in overdraft protection fees of $71,000 and an increase in fees on business accounts of $86,000 for the three months ended March 31, 2024.
●	Swap fee income is collected and recorded at the time the swap contract is entered into, and therefore income fluctuates as a function of the swap agreements entered into in a period.
●	BOLI income increased $246,000 due to updated crediting rates.

Noninterest Expense.  Total noninterest expense was $27.4 million for the three months ended March 31, 2024 compared to $26.2 million prior year period. The following table sets forth the components of noninterest expense:

	Three Months Ended March 31,		Increase (Decrease)
	2024	2023	Dollars	Percent

	(dollars in thousands)

Compensation and benefits	$15,307	$14,764	$543	3.7%
Occupancy and equipment	4,150	4,295	(145)	(3.4)
Data processing expenses	2,470	2,305	165	7.2
Loan expenses	71	87	(16)	(18.4)
Marketing	783	1,063	(280)	(26.3)
Deposit expenses	690	534	156	29.2
Postage and printing	424	442	(18)	(4.1)
Professional fees	1,056	996	60	6.0
Foreclosed and repossessed assets	4	(17)	21	123.5
Deposit insurance	1,164	510	654	128.2
Other expenses	1,288	1,211	77	6.4
Total noninterest expense	$27,407	$26,190	$1,217	4.6%

The primary reasons for the significant variances within the noninterest expense categories shown in the preceding table are noted below:

●	The increase in compensation expense primarily reflects higher incentive expense. There was no incentive expense recorded in the first quarter of 2023, consistent with forecasted results at that time.

●	The decrease in occupancy expense reflects a decrease in utilities and building maintenance.

●	Data processing expenses increased due to an increase in core system processing fees.

●	The decrease in marketing reflects timing of product promotions.

●	The increase in deposit insurance reflects a two-basis-point increase in the insurance rate and base increase.

HarborOne Mortgage Segment

Results of Operations for the Three Months March 31, 2024 and 2023

Net Income.  HarborOne Mortgage recorded net income of $223,000 for the three months ended March 31, 2024, compared to a net loss of $1.3 million for the prior year period. The HarborOne Mortgage segment’s results are heavily impacted by prevailing interest rates, refinancing activity, and home sales.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Noninterest Income.  Total noninterest income was $4.5 million for the three months ended March 31, 2024 as compared to $3.1 million for the prior year period. Noninterest income is primarily from mortgage banking income, for which the following table provides further detail:

	Three Months Ended March 31,		Increase (Decrease)
	2024	2023	Dollars	Percent

	(dollars in thousands)

Gain on sale of mortgage loans	$2,013	$2,224	$(211)	(9.5)%
Intersegment gain	308	454	(146)	(32.2)
Processing, underwriting and closing fees	319	276	43	15.6
Secondary market loan servicing fees net of guarantee fees	1,778	1,739	39	2.2
Changes in mortgage servicing rights fair value	86	(1,556)	1,642	105.5
Other	10	—	10	NM
Total mortgage banking income	$4,514	$3,137	$1,377	43.9%

Originated mortgage servicing rights included in gain on sale of mortgage loans	$211	$634	$(423)	(66.7)%
Change in 10-year Treasury Constant Maturity rate in basis points	32	(40)

The primary reasons for the significant variances in the noninterest income category shown in the preceding table are noted below:

●	The change in the MSR fair value is generally consistent with the change in key benchmark residential mortgage rates. As interest rates rise and prepayment speeds decrease, MSR fair value tends to increase. Conversely, when interest rates fall and prepayment speeds increase, MSR fair value tends to decrease. The change in the MSR fair value for the three months ended March 31, 2024, reflects the increase of benchmark residential rates at March 31, 2024, muted by MSR price caps used in the valuation model, offset with amortization related to principal payments. During the first quarter of 2024, HarborOne Mortgage executed an economic hedge to partially mitigate potential MSR valuation losses in a declining rate environment. As a result, the MSR valuation gain was also partially offset by a $221,000 hedging loss in the quarter. Future interest rate increases will not necessarily equate to MSR fair value increases in the future as price caps impact the fair value calculation.
●	Gain on sale of mortgages decreased as mortgage demand remains weak on higher interest rates compared to the respective prior year period.

The following tables provide additional loan production detail:

	Three Months Ended March 31,
	2024		2023
	Loan		Loan
	Amount	% of Total	Amount	% of Total

	(dollars in thousands)

Product Type
Conventional	$74,582	73.0%	$62,421	49.7%
Government	12,226	12.0	9,911	7.9
State Housing Agency	4,542	4.4	6,930	5.5
Jumbo	10,703	10.6	46,305	36.9
Seconds	49	0.0	30	0.0
Total	$102,102	100.0%	$125,597	100.0%

Purpose
Purchase	$84,002	82.3%	$116,048	92.4%
Refinance	14,523	14.2	9,109	7.2
Construction	3,577	3.5	440	0.4
Total	$102,102	100.0%	$125,597	100.0%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Noninterest Expense.  Total noninterest expense was $4.3 million for the three months ended March 31, 2024 compared to $5.3 million prior year period. The following table sets forth the components of noninterest expense:

	Three Months Ended March 31,		Increase (Decrease)
	2024	2023	Dollars	Percent

	(dollars in thousands)

Compensation and benefits	$2,919	$3,575	$(656)	(18.3)%
Occupancy and equipment	604	701	(97)	(13.8)
Data processing expenses	9	41	(32)	(78.0)
Loan expenses	304	226	78	34.5
Marketing	33	118	(85)	(72.0)
Postage and printing	12	10	2	20.0
Professional fees	132	257	(125)	(48.6)
Other expenses	298	394	(96)	(24.4)
Total noninterest expense	$4,311	$5,322	$(1,011)	(19.0)%

The primary reasons for the significant variances within the noninterest expense categories shown in the preceding table are noted below:

●	The decrease in compensation and benefits primarily reflects decreased commission expense consistent with the changes in mortgage origination volumes and decreased staffing levels.

●	Occupancy and equipment expense reflects decreased lease expense due to fewer offices.

●	The decrease in professional fees reflects lower utilization of consulting services; and
●	The decrease in other expenses reflects decreased intercompany management fees.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Asset Quality

The following table provides information with respect to our nonperforming assets at the dates indicated. We did not have any accruing loans past due 90 days or more at the dates presented.

	March 31,	December 31,
	2024	2023

	(dollars in thousands)

Non-accrual loans:
Residential real estate:
One- to four-family	$8,158	$7,785
Second mortgages and equity lines of credit	708	473
Commercial real estate	1,496	7,416
Commercial construction	—	—
Commercial and industrial	1,744	1,791
Consumer	54	48
Total non-accrual loans	12,160	17,513
Other real estate owned and repossessed assets:
One- to four-family residential real estate owned	—	—
Other repossessed assets	41	69
Total nonperforming assets and performing troubled debt restructurings	$12,201	$17,582

Period end allowance for credit losses balance	48,185	47,972
Period end total loan balance	4,776,685	4,750,311
Allowance for credit losses to total loans(1)	1.01%	1.01%
Allowance for credit losses to non-accrual loans	396.26%	273.92%
Total nonperforming loans to total loans (1)	0.25%	0.37%
Total nonperforming assets to total assets	0.21%	0.31%

(1) Total loans are presented before allowance for credit losses, but include deferred loan origination costs (fees), net, and the basis adjustment associated with the application of hedge accounting on certain residential real estate loans. Refer to Note 10 - Derivatives.

Credit quality performance has remained strong, with total nonperforming assets of $12.2 million at March 31, 2024, compared to $17.6 million at December 31, 2023 and $12.3 million at March 31, 2023. Nonperforming assets as a percentage of total assets were 0.21% at March 31, 2024, 0.31% at December 31, 2023, and 0.22% at March 31, 2023.

Management continues to closely monitor the loan portfolio for signs of deterioration in light of speculation that commercial real estate values may deteriorate as the market adjusts to higher vacancies and interest rates. The commercial real estate portfolio is centered in New England, with approximately 75% of the portfolio secured by property located in Massachusetts and Rhode Island. Approximately 60% of the commercial real estate loans are fixed-rate loans with, in the opinion of management, limited near-term maturity risk. As of March 31, 2024 commercial loans rated “watch” amounted to $67.9 million, compared to $30.6 million at December 31, 2023. Loans are rated “watch” at the point when there are signs of potential weakness. Approximately 41% of the increase is due to one credit included in the office category. Management performs comprehensive reviews and works proactively with creditworthy borrowers facing financial distress and implements prudent workouts and accommodations to improve the Bank’s prospects of contractual repayment.

Three sub-sectors that management identified as potentially more susceptible to weakness include business-oriented hotels, non-anchored retail space, and metro office space. As of March 31, 2024, business-oriented hotels loans included 14 loans with a total outstanding balance of $122.0 million, non-anchored retail space loans included 28 loans with a total outstanding balance of $44.6 million, and metro office space loans included one loan with a total outstanding balance of $5.1 million. There is one business-oriented hotel credit with a carrying value of $1.8 million that was rated substandard and on nonaccrual. The other loans in these groups were performing in accordance with their terms.

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

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

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

In estimating the ACL on loans, management considers the sensitivity of the model and significant judgments and assumptions that could result in an amount that is materially different from management’s estimate. Management performed a sensitivity analysis to understand the impact of hypothetical changes in qualitative loss factors on the ACL. Due to the concentration of the Bank’s ACL allocation in the total commercial portfolio, the sensitivity analysis evaluated the impact of changes to commercial loan segments. At March 31, 2024, the potential impact of changes to Management’s judgements on total commercial qualitative risk factors ranged between a $14.2 million reduction and $13.6 million increase in the ACL. This sensitivity analysis does not represent a change to management’s judgment, but rather provides a hypothetical result to assess the sensitivity of the ACL to a key input.

The ACL was $48.2 million, or 1.01% of total loans, at March 31, 2024, compared to $48.0 million, or 1.01% of total loans, at December 31, 2023. The ACL on individually analyzed loans amounted to $72,000, 0.59% of the carrying value of individually analyzed loans. The ACL on unfunded commitments, included in other liabilities on the unaudited Consolidated Balance Sheets, amounted to $3.4 million at March 31, 2024, compared to $3.9 million at December 31, 2023 and $5.0 million at March 31, 2023.

The following table sets forth the breakdown of the ACL by loan category at the dates indicated:

	March 31, 2024			December 31, 2023
		% of			% of
		Allowance			Allowance
		Amount to	% of Loans		Amount to	% of Loans
		Total	in Category		Total	in Category
	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans

	(dollars in thousands)

Residential real estate:
One- to four-family	$12,035	24.98%	31.57%	$12,101	25.22%	31.87%
Second mortgages and equity lines of credit	942	1.95	3.63	964	2.01	3.73
Residential construction	331	0.69	0.31	418	0.87	0.38
Commercial real estate	21,263	44.13	49.31	21,288	44.38	49.35
Commercial construction	5,322	11.04	4.92	4,824	10.06	4.39
Commercial and industrial	8,063	16.73	9.86	8,107	16.90	9.82
Consumer	229	0.48	0.40	270	0.56	0.46
Total allowance for loan credit losses	$48,185	100.00%	100.00%	$47,972	100.00%	100.00%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The following table sets forth net charge-offs (recoveries) and the ratio of annualized net charge-offs (recoveries) to average loans for the periods indicated:

	Three Months Ended March 31,
	2024			2023
		Net	Net Charge-		Net	Net Charge-
	Average	Charge-offs	off (Recovery)	Average	Charge-offs	off (Recovery)
	Balance	(Recoveries)	Rate	Balance	(Recoveries)	Rate

	(dollars in thousands)

Residential real estate:
One- to four-family	$1,509,433	$—	—%	$1,446,937	$(1)	(0.00)%
Second mortgages and equity lines of credit	175,084	(3)	(0.01)%	165,861	(7)	(0.02)%
Residential real estate construction	16,177	—	—%	34,311	—	—%
Total residential real estate loans	$1,700,694	$(3)	(0.00)%	$1,647,109	$(8)	(0.00)%

Commercial:
Commercial real estate	$2,457,496	$(100)	(0.02)%	$2,371,599	$(1)	(0.00)%
Commercial construction	221,460	—	—%	208,018	—	—%
Commercial and industrial	361,879	182	0.20%	321,847	7	0.01%
Total commercial loans	$3,040,835	$82	0.01%	$2,901,464	$6	0.00%

Total Consumer loans	$20,539	$46	0.90%	$36,310	$(9)	(0.10)%

Total loans	$4,762,068	$125	0.01%	$4,584,883	$(11)	(0.00)%

Net charge-offs were $125,000, or 0.01% of average loans outstanding, on an annualized basis for the three months ended March 31, 2024, and net recoveries were $11,000 for the three months ended March 31, 2023.

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

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The table below sets forth, as of March 31, 2024 and 2023, the net interest income simulation results that estimate the impact of interest rate changes on the Company’s estimated net interest income over two years:

	Change in Net Interest Income
	(% change from year one base)
Changes in Interest Rates	March 31, 2024		March 31, 2023
(basis points) (1)	Year One	Year Two	Year One	Year Two
+300	(9.7)%	(14.5)%	(14.9)%	(13.5)%
+200	(6.4)%	(9.4)%	(9.6)%	(8.1)%
+100	(3.1)%	(4.3)%	(4.6)%	(3.6)%
-100	3.6%	5.5%	4.1%	2.2%
-200	3.9%	5.5%	6.3%	0.6%

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

The table below sets forth, as of March 31, 2024 the estimated changes in the EVE that would result from an instantaneous parallel shift in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

At March 31, 2024
				EVE as a Percentage of Economic
		Estimated Increase (Decrease)		Value of Assets
Changes in Interest Rates	Estimated	in EVE			Changes in
(basis points) (1)	EVE	Amount	Percent	EVE Ratio (2)	Percent
(dollars in thousands)

+ 300	$397,055	$(190,112)	(32.4)%	7.8%	(2.9)%
+ 200	466,345	(120,822)	(20.6)	9.0	(1.7)
+ 100	534,351	(52,816)	(9.0)	10.0	(0.7)
0	587,167	—	—	10.7	—
- 100	625,139	37,973	6.5	11.1	0.4
- 200	597,234	10,068	1.7	10.3	(0.4)

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

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

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

We continue to focus on maintaining a strong liquidity position. We have access to immediate liquid resources in cash and cash equivalents of $393.4 million at March 31, 2024, which are primarily on deposit with FRBB. Maturities and payments on outstanding loans and investment securities also provide a steady flow of funds. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the FHLB and FRBB. As of March 31, 2024, we had additional borrowing capacity of $532.0 million from the FHLB and $364.0 million from the FRBB line based on the amount of collateral pledged. We also have additional borrowing capacity under a $25.0 million unsecured federal funds line with a correspondent bank. Potential sources of liquidity also include unpledged investment securities in our available-for-sale securities portfolio with a carrying value of $7.9 million and our ability to sell loans in the secondary market.

Our core deposits (which we define as deposits other than certificates of deposits) have historically provided us with a long-term source of stable and relatively lower cost source of funding. However, deposit inflows and outflows can vary widely and are influenced by prevailing market interest rates, competition, local and national economic conditions and fluctuations in our business customers’ own liquidity needs and may be negatively impacted by unexpected deposit withdrawals from weakness in the financial markets and industry-wide reductions in liquidity. The Company utilizes third- party brokers to obtain brokered deposits to supplement core deposit fluctuations and loan growth. At March 31, 2024, the Company had $387.9 million in brokered deposits. Additional funding is available through the issuance of long-term debt or equity.

In the ordinary course of the Company’s operations, the Company has entered into certain contractual obligations and has made other commitments to make future payments. At March 31, 2024, we had outstanding commitments to originate loans of $88.6 million and unadvanced funds on loans of $724.4 million. Certificates of deposit that are scheduled to mature within one year from March 31, 2024 totaled $1.16 billion.

The Company believes that it will be able to meet its contractual obligations as they come due through the maintenance of adequate cash levels and liquidity. Other than normal changes in the ordinary course of business, there have been no significant changes in the types of contractual obligations or amounts due since December 31, 2023.

Our ability to maintain adequate levels of liquidity is dependent on our ability to continue to maintain a strong risk profile and capital base. The Company and the Bank are subject to various regulatory capital requirements. At March 31, 2024, the Company and the Bank exceeded all regulatory capital requirements and were considered “well capitalized” under regulatory guidelines. See Note 12 of the Notes to Consolidated Financial Statements.

Non-GAAP Financial Measures and Reconciliation to GAAP

In addition to results presented in accordance with generally accepted accounting principles, this Form 10-Q contains certain non-GAAP financial measures. The Company believes that the supplemental non-GAAP information, which consists of the tangible-common-equity-to-tangible-assets ratio, is utilized by regulators and market analysts to evaluate a company’s financial condition and therefore, such information is useful to investors. These disclosures should not be viewed as a substitute for financial results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures which may be presented by other companies. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies’ non-GAAP financial measures having the same or similar names.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The following table reconciles the Company’s tangible-common-equity-to-tangible-assets ratio for the periods indicated:

	March 31,
	2024	2023
(dollars in thousands)
Tangible common equity:
Total stockholders’ equity	$577,683	$599,794
Less: Goodwill	59,042	69,802
Less: Other intangible assets (1)	1,326	2,082
Tangible common equity	$517,315	$527,910

Tangible assets:
Total assets	$5,862,222	$5,572,858
Less: Goodwill	59,042	69,802
Less: Other intangible assets (1)	1,326	2,082
Tangible assets	$5,801,854	$5,500,974

Tangible common equity / tangible assets (2)	8.92%	9.60%

(1) Other intangible assets are core deposit intangibles.
(2) This non-GAAP ratio is total stockholders’ equity less goodwill and intangible assets to total assets less goodwill and intangible assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is included in Part I, Item 2 of this Quarterly Report on Form 10-Q under the heading “Management of Market Risk.”

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures as of the period ended March 31, 2024. Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures. The Company will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any material pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. We are not involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 7, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)	Unregistered Sales of Equity Securities. None.

b)	Use of Proceeds. None.

c)	Repurchase of Equity Securities.

			Total number of	Maximum number (or
			shares (or units)	approximate dollar
			purchased as part	value) of shares (or
	Total number of		of publicly	units) that may yet be
	shares (or units)	Average price paid	announced plans or	purchased under the
Period	purchased	per share (or unit)	programs	plans or programs
January 1 to January 31, 2024	20,100	$11.35	20,100	1,082,339
February 1 to February 29, 2024	248,800	10.50	268,900	833,539
March 1 to March 31, 2024	290,000	10.26	558,900	543,539
	558,900	$10.41	558,900	543,539

On July 5, 2023, the Company announced a sixth share repurchase program to repurchase up to 2,325,489 shares of its common stock, or approximately 5% of its outstanding shares. During the first quarter of 2024, the Company repurchased 558,900 shares at an average cost of $10.41 per share in open market transactions under the sixth share repurchase program. The sixth share repurchase program will expire on June 30, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

a)None.

b)None.

c) During the quarter ended March 31, 2024, none of the Company’s directors or executive officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) had in place, or adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as such term is defined in the Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

The exhibits listed in the Exhibit Index are included in, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
10.27*†	Change in Control Agreement dated May 6, 2024 between HarborOne Bancorp, Inc. and Stephen W. Finocchio
31.1*	Certification of Chief Executive Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act
31.2*	Certification of Chief Financial Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Interactive data files (formatted in Inline XBRL) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, (ii) the Consolidated Statements of Income for the three months ended March 31, 2024 and 2023 (iii) the Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2024 and 2023, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2024 and 2023, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023, and (vi) the Notes to the unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)

*Filed herewith

**Furnished herewith

† Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HarborOne Bancorp, Inc.

Date: May 7, 2024	By:	/s/ Joseph F. Casey
Joseph F. Casey
President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2024	By:	/s/ Stephen W. Finocchio
Stephen W. Finocchio
Executive Vice President and Chief Financial Officer (Principal Financial Officer)