Form 10-Q
period 2024-06-30
HarborOne Bancorp, Inc.
filed 2024-08-06
CIK 1769617

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of July 31, 2024, there were 44,408,490 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

Glossary of Acronyms and Terms

The following is a list of common acronyms and terms used regularly in our financial reporting:

ACL	Allowance for Credit Losses
ASU	Accounting Standards Update
Bank	HarborOne Bank
BIC	Borrower-in-custody
BOLI	Bank-owned life insurance
BTFP	Bank Term Funding Program
Company	HarborOne Bancorp, Inc.
DCF	Discounted cash flow
DIF	Massachusetts Depositors Insurance Fund
EPS	Earnings Per Share
ESOP	Employee Stock Ownership Plan
EVE	Equity at risk
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Federal Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FRBB	Federal Reserve Bank of Boston
GAAP	Accounting principles generally accepted in the United States of America
HarborOne Mortgage	HarborOne Mortgage, LLC
Management	Company's management
MSRs	Mortgage servicing rights
PPP	Paycheck Protection Program
ROU	Right-of-use
SBA	U.S. Small Business Administration
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
TDRs	Troubled debt restructurings
Treasury	U.S. Department of the Treasury

HarborOne Bancorp, Inc.

Consolidated Balance Sheets (unaudited)

	June 30,	December 31,
(in thousands, except share data)	2024	2023

Assets
Cash and due from banks	$48,097	$38,876
Short-term investments	186,965	188,474
Total cash and cash equivalents	235,062	227,350

Securities available for sale, at fair value	269,078	290,151
Securities held to maturity, at amortized cost (fair value of $19,121 at June 30, 2024 and $19,262 at December 31, 2023)	19,725	19,796
Federal Home Loan Bank stock, at cost	25,311	27,098
Asset held for sale	—	348
Loans held for sale, at fair value	41,814	19,686
Loans	4,839,232	4,750,311
Less: Allowance for credit losses on loans	(49,139)	(47,972)
Net loans	4,790,093	4,702,339
Accrued interest receivable	19,276	18,169
Mortgage servicing rights, at fair value	46,209	46,111
Property and equipment, net	47,190	48,749
Retirement plan annuities	15,456	15,170
Bank-owned life insurance	96,179	94,675
Goodwill	59,042	59,042
Intangible assets	1,136	1,515
Other assets	121,464	97,697
Total assets	$5,787,035	$5,667,896

Liabilities and Stockholders' Equity
Deposits:
Demand deposit accounts	$689,800	$659,973
NOW accounts	308,016	305,825
Regular savings and club accounts	989,720	1,265,315
Money market deposit accounts	1,100,215	966,201
Term certificate accounts	985,293	863,457
Brokered deposits	385,253	326,638
Total deposits	4,458,297	4,387,409
Borrowings	619,372	568,462
Mortgagors' escrow accounts	9,632	8,872
Accrued interest payable	8,262	5,251
Other liabilities and accrued expenses	114,143	114,143
Total liabilities	5,209,706	5,084,137

Commitments and contingencies (Notes 7, 12 and 13)

Common stock, $0.01 par value; 150,000,000 shares authorized; 60,511,658 and 60,255,288 shares issued; 44,459,490 and 45,401,224 shares outstanding at June 30, 2024 and December 31, 2023, respectively	598	598
Additional paid-in capital	487,980	486,502
Retained earnings	367,584	359,656
Treasury stock, at cost, 16,052,168 and 14,854,064 shares at June 30, 2024 and December 31, 2023, respectively	(205,944)	(193,590)
Accumulated other comprehensive loss	(48,023)	(43,622)
Unearned compensation - ESOP	(24,866)	(25,785)
Total stockholders' equity	577,329	583,759
Total liabilities and stockholders' equity	$5,787,035	$5,667,896

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2024	2023	2024	2023

Interest and dividend income:
Interest and fees on loans	$61,512	$55,504	$121,449	$108,275
Interest on loans held for sale	347	326	590	612
Interest on taxable securities	2,121	2,035	4,186	4,114
Other interest and dividend income	3,971	2,935	8,630	3,738
Total interest and dividend income	67,951	60,800	134,855	116,739

Interest expense:
Interest on deposits	27,272	20,062	54,171	35,975
Interest on borrowings	9,329	8,114	18,752	13,219
Interest on subordinated debentures	—	524	—	1,047
Total interest expense	36,601	28,700	72,923	50,241

Net interest and dividend income	31,350	32,100	61,932	66,498
Provision for credit losses	615	3,283	447	5,149

Net interest and dividend income, after provision for credit losses	30,735	28,817	61,485	61,349

Noninterest income:
Mortgage banking income:
Gain on sale of mortgage loans	3,143	3,300	5,156	5,524
Changes in mortgage servicing rights fair value	(1,098)	436	(1,044)	(1,256)
Other	2,356	2,312	4,632	4,528
Total mortgage banking income	4,401	6,048	8,744	8,796
Deposit account fees	5,223	5,012	10,206	9,745
Income on retirement plan annuities	141	128	286	247
Gain on sale of asset held for sale	1,809	—	1,809	—
Loss on sale of securities	(1,041)	—	(1,041)	—
Bank-owned life insurance income	758	511	1,504	1,011
Other income	628	963	1,152	1,553
Total noninterest income	11,919	12,662	22,660	21,352

Noninterest expense:
Compensation and benefits	18,976	18,220	36,612	36,019
Occupancy and equipment	4,636	4,633	9,417	9,673
Data processing	2,375	2,403	4,854	4,749
Loan expenses	461	417	832	730
Marketing	1,368	925	2,184	2,106
Deposit expenses	739	326	1,429	860
Postage and printing	401	425	839	882
Professional fees	1,236	1,114	2,693	2,615
Foreclosed and repossessed assets	1	5	5	(12)
Deposit insurance	993	1,176	2,157	1,686
Other expenses	1,958	2,081	3,872	3,926
Total noninterest expense	33,144	31,725	64,894	63,234

Income before income taxes	9,510	9,754	19,251	19,467

Income tax provision	2,214	2,275	4,655	4,691

Net income	$7,296	$7,479	$14,596	$14,776

Earnings per common share:
Basic	$0.18	$0.17	$0.35	$0.34
Diluted	$0.18	$0.17	$0.35	$0.33
Weighted average shares outstanding:
Basic	41,293,787	43,063,507	41,603,104	43,955,411
Diluted	41,370,289	43,133,455	41,748,663	44,203,893

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023

Net income	$7,296	$7,479	$14,596	$14,776
Other comprehensive income:

Unrealized gain/loss on cashflow hedge:
Unrealized holding gains	268	1,577	986	1,407
Reclassification adjustment for net gains included in net income	(1,264)	(1,134)	(2,499)	(2,152)
Net change in unrealized (losses) gains on derivatives in cashflow hedging instruments	(996)	443	(1,513)	(745)
Related tax effect	285	(124)	433	210
Net-of-tax amount	(711)	319	(1,080)	(535)

Unrealized gain/loss on securities available for sale:
Unrealized holding gains (losses)	650	(5,366)	(4,290)	1,723
Reclassification adjustment for realized losses	1,041	—	1,041	—
Net unrealized gains (losses)	1,691	(5,366)	(3,249)	1,723
Related tax effect	(378)	1,205	(30)	(358)
Net-of-tax amount	1,313	(4,161)	(3,279)	1,365

Postretirement benefit:
Adjustment of accumulated obligation for postretirement benefits	1	1	—	1
Reclassification adjustment for gains recognized in net periodic benefit cost	(22)	(39)	(42)	(39)
Net gains	(21)	(38)	(42)	(38)

Total other comprehensive income (loss)	581	(3,880)	(4,401)	792

Comprehensive income	$7,877	$3,599	$10,195	$15,568

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

						Accumulated
	Common Stock		Additional		Treasury	Other	Unearned	Total
	Outstanding		Paid-in	Retained	Stock,	Comprehensive	Compensation	Stockholders'
(in thousands, except share data)	Shares	Amount	Capital	Earnings	at Cost	Income (Loss)	- ESOP	Equity

Balance at March 31, 2023	47,063,087	$597	$483,831	$360,454	$(175,514)	$(42,410)	$(27,164)	$599,794

Comprehensive income (loss)	—	—	—	7,479	—	(3,880)	—	3,599
Dividends declared of $0.075 per share	—	—	—	(3,224)	—	—	—	(3,224)
ESOP shares committed to be released (57,681 shares)	—	—	91	—	—	—	460	551
Restricted stock awards forfeited, net of awards	(15,127)	—	—	—	—	—	—	—
Share-based compensation expense	—	—	622	—	—	—	—	622
Treasury stock purchased	(472,482)	—	—	—	(5,810)	—	—	(5,810)

Balance at June 30, 2023	46,575,478	$597	$484,544	$364,709	$(181,324)	$(46,290)	$(26,704)	$595,532

Balance at March 31, 2024	45,055,006	$598	$487,277	$363,591	$(199,853)	$(48,604)	$(25,326)	$577,683

Comprehensive income (loss)	—	—	—	7,296	—	581	—	7,877
Dividends declared of $0.08 per share	—	—	—	(3,303)	—	—	—	(3,303)
ESOP shares committed to be released (57,681 shares)	—	—	132	—	—	—	460	592
Restricted stock awards forfeited	(563)	—	—	—	—	—	—	—
Share-based compensation expense	—	—	571	—	—	—	—	571
Treasury stock purchased	(594,953)	—	—	—	(6,091)	—	—	(6,091)

Balance at June 30, 2024	44,459,490	$598	$487,980	$367,584	$(205,944)	$(48,023)	$(24,866)	$577,329

HarborOne Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

						Accumulated
	Common Stock		Additional		Treasury	Other	Unearned	Total
	Outstanding		Paid-in	Retained	Stock,	Comprehensive	Compensation	Stockholders'
(in thousands, except share data)	Shares	Amount	Capital	Earnings	at Cost	Income (Loss)	- ESOP	Equity

Balance at December 31, 2022	48,961,452	$596	$483,031	$356,438	$(148,384)	$(47,082)	$(27,623)	$616,976

Cumulative effect of change in accounting principle - ASC 326	—	—	—	—	—	—	—	—
Comprehensive income (loss)	—	—	—	14,776	—	792	—	15,568
Dividends declared of $0.15 per share	—	—	—	(6,505)	—	—	—	(6,505)
ESOP shares committed to be released (115,362 shares)	—	—	403	—	—	—	919	1,322
Restricted stock awards granted, net of forfeitures	141,932	—	—	—	—	—	—	—
Performance stock units vested	—	—	—	—	—	—	—	—
Share-based compensation expense	—	1	1,110	—	—	—	—	1,111
Stock options exercised	—	—	—	—	—	—	—	—
Treasury stock purchased	(2,527,906)	—	—	—	(32,940)	—	—	(32,940)

Balance at June 30, 2023	46,575,478	$597	$484,544	$364,709	$(181,324)	$(46,290)	$(26,704)	$595,532

Balance at December 31, 2023	45,401,224	598	486,502	359,656	(193,590)	(43,622)	(25,785)	583,759

Comprehensive income (loss)	—	—	—	14,596	—	(4,401)	—	10,195
Dividends declared of $0.16 per share	—	—	—	(6,668)	—	—	—	(6,668)
ESOP shares committed to be released (115,362 shares)	—	—	294	—	—	—	919	1,213
Restricted stock awards granted, net of forfeitures	192,510	—	—	—	—	—	—	—
Performance stock units vested	63,860	—	—	—	—	—	—	—
Share-based compensation expense	—	—	1,184	—	—	—	—	1,184
Treasury stock purchased	(1,198,104)	—	—	—	(12,354)	—	—	(12,354)

Balance at June 30, 2024	44,459,490	$598	$487,980	$367,584	$(205,944)	$(48,023)	$(24,866)	$577,329

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in thousands)	2024	2023

Cash flows from operating activities:
Net income	$14,596	$14,776
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for credit losses	447	5,149
Net amortization of securities premiums/discounts	191	223
Proceeds from sale of loans	204,970	198,615
Loans originated for sale	(221,768)	(195,460)
Accretion of net deferred loan costs/fees and premiums	(63)	(130)
Depreciation and amortization of premises and equipment	1,888	1,925
Change in mortgage servicing rights fair value	543	1,256
Mortgage servicing rights capitalized	(641)	(1,294)
Accretion of fair value adjustment on loans and deposits, net	(276)	(106)
Amortization of other intangible assets	379	379
Amortization of subordinated debt issuance costs	—	63
Loss on sale of securities	1,041	—
Net gains on mortgage loan sales, including fair value adjustments	(5,329)	(5,560)
Bank-owned life insurance income	(1,504)	(1,011)
Income on retirement plan annuities	(286)	(247)
Gain on sale of asset held for sale	(1,809)	—
Net gain on sale and write-down of other real estate owned and repossessed assets	(5)	(13)
Bargain purchase contribution	675	—
ESOP expense	1,213	1,322
Share-based compensation expense	1,184	1,111
Decrease in operating lease ROU assets	1,131	840
Decrease in operating lease liabilities	(1,020)	(833)
Change in other assets	(25,557)	(378)
Change in other liabilities	5,431	20,941
Net cash provided (used) by operating activities	(24,569)	41,568

Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	10,693	10,634
Purchases	(10,689)	—
Sales	16,584	—
Activity in securities held to maturity:
Maturities, prepayment and calls	74	113
Net redemption (purchase) of FHLB stock	1,787	(7,052)
Proceeds on asset held for sale	1,482	—
Participation-in loan purchases	—	(16,276)
Net loan originations	(90,569)	(135,216)
Proceeds from sale of other real estate owned and repossessed assets	115	215
Additions to property and equipment	(330)	(2,619)
Net cash used by investing activities	(70,853)	(150,201)

(continued)

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in thousands)	2024	2023

Cash flows from financing activities:
Net increase in deposits	70,888	97,906
Net change in short-term borrowed funds	(173,000)	29,000
Proceeds from borrowings	427,326	175,000
Repayment of borrowings	(203,416)	(107)
Net change in mortgagors' escrow accounts	760	1,536
Treasury stock purchased	(12,354)	(32,940)
Dividends paid	(7,070)	(6,928)
Net cash provided by financing activities	103,134	263,467

Net change in cash and cash equivalents	7,712	154,834

Cash and cash equivalents at beginning of period	227,350	98,017

Cash and cash equivalents at end of period	$235,062	$252,851

Supplemental cash flow information:
Interest paid on deposits	$54,602	$35,142
Interest paid on borrowed funds	15,292	13,438
Income taxes paid, net	4,375	5,005
Transfer of loans to other real estate owned and repossessed assets	41	173
Dividends declared	6,668	6,505

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

The unaudited interim Consolidated Financial Statements include the accounts of the Company; the Company’s subsidiaries, Legion Parkway Company LLC (a security corporation) and HarborOne Bank; and the Bank’s wholly owned subsidiaries, which consist of HarborOne Mortgage, LLC, HarborOne Security Company, Inc. and a passive investment corporation. The passive investment corporation maintains and manages certain assets of the Bank. The security company was established for the purpose of buying, holding and selling securities on its own behalf. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Risks and Uncertainties

Macroeconomic trends are mixed as uncertainty remains about the economy and banking industry. Market conditions and external factors may unpredictably impact the competitive landscape for deposits in the banking industry. Additionally, the interest rate environment has increased competition for liquidity and the premium at which liquidity is available to meet funding needs. An unexpected increase of withdrawals of deposits could adversely impact the Company’s ability to fund its operations, potentially requiring greater reliance on secondary sources of liquidity to meet withdrawal demands or to fund continuing operations. These sources may include proceeds from FRBB and FHLB advances, sales of investment securities and loans, federal funds lines of credit from correspondent banks, and brokered deposits.

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

Additionally, the Company could experience adverse effects on its business, financial condition, results of operations and cash flows if there is severe or prolonged inflation or a recession. While asset quality continues to point to economic recovery, the Company’s customers could experience similar adverse effects from these uncertainties that would impair their ability to fulfill their financial obligations to the Company resulting in deteriorating credit quality and loan charge-offs.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Summary of Significant Accounting Policies and Recently Adopted Accounting Standards Updates

Significant accounting policies in effect and disclosed within the Company’s most recent audited Consolidated Financial Statements as of December 31, 2023 remain substantially unchanged.

In accordance with the Bank’s policies, Management annually assesses model inputs and assumptions for the ACL on loans and made changes to certain assumptions. Key model assumptions include loan segmentation, prepayment rates, the funding rates for unfunded commitments, and macro-economic drivers. Management selected multiple economic forecasts including the civilian unemployment rate, residential property price indices, commercial price indices, and real disposable income, generally applying two forecasts to each loan segment. The forecasts assume that economic variables revert to long-term average. Reversion periods generally begin eight quarters after the forecast start date and generally concludes within sixteen quarters of the forecast start date.

2.DEBT SECURITIES

The following is a summary of securities available for sale and held to maturity:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value

	(in thousands)

June 30, 2024:
Securities available for sale
U.S. government and government-sponsored enterprise obligations	$42,143	$—	$6,850	$—	$35,293
U.S. government agency and government-sponsored residential mortgage-backed securities	288,584	9	58,137	—	230,456
SBA asset-backed securities	1,606	—	98	—	1,508
Corporate bonds	2,000	3	182	—	1,821
Total securities available for sale	$334,333	$12	$65,267	$—	$269,078

Securities held to maturity
U.S. government and government-sponsored enterprise obligations	$15,000	$—	$458	$—	$14,542
SBA asset-backed securities	4,725	—	146	—	4,579
Total securities held to maturity	$19,725	$—	$604	$—	$19,121

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value

	(in thousands)

December 31, 2023:
Securities available for sale
U.S. government and government-sponsored enterprise obligations	$47,143	$—	$6,961	$—	$40,182
U.S. government agency and government-sponsored residential mortgage-backed securities	300,277	3	54,683	—	245,597
U.S. government-sponsored collateralized mortgage obligations	1,852	—	70	—	1,782
SBA asset-backed securities	1,885	—	107	—	1,778
Corporate bonds	1,000	—	188	—	812
Total securities available for sale	$352,157	$3	$62,009	$—	$290,151

Securities held to maturity
U.S. government and government-sponsored enterprise obligations	$15,000	$—	$438	$—	$14,562
SBA asset-backed securities	4,796	—	96	—	4,700
Total securities held to maturity	$19,796	$—	$534	$—	$19,262

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Accrued interest receivable is excluded from the amortized cost basis of debt securities. Accrued interest receivable totaled $1.02 million and $940,000 as of June 30, 2024 and December 31, 2023, respectively. At June 30, 2024, available-for-sale debt securities with a fair value of $144.2 million were pledged for the BTFP borrowing, and available-for-sale debt securities with a fair value of $120.1 million and held-to-maturity securities with a fair value of $14.6 million were pledged as collateral to provide borrowing capacity through the FRBB’s BIC line.

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2024 is as follows:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(in thousands)

After 1 year through 5 years	$17,643	$15,472	$15,000	$14,542
After 5 years through 10 years	26,500	21,642	—	—
Over 10 years	—	—	—	—
	44,143	37,114	15,000	14,542

U.S. government agency and government-sponsored residential mortgage-backed securities	288,584	230,456	—	—
SBA asset-backed securities	1,606	1,508	4,725	4,579

Total	$334,333	$269,078	$19,725	$19,121

U.S. government-sponsored residential mortgage-backed securities and securities whose underlying assets are loans from the SBA have stated maturities of three to 29 years; however, it is expected that such securities will have shorter actual lives due to prepayments. U.S. government and government-sponsored enterprise obligations and corporate bonds are callable at the discretion of the issuer. U.S. government and government-sponsored enterprise obligations and corporate bonds with a total fair value of $51.7 million have a final maturity of three to eight years and a call feature of one month to three years. At June 30, 2024, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholder equity.

The following table shows proceeds and gross realized gains and losses related to the sales of securities for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)

Sales
Proceeds	$16,584	$—	$16,584	$—
Gross gains	—	—	—	—
Gross losses	1,041	—	1,041	—

Information pertaining to securities with gross unrealized losses at June 30, 2024 and December 31, 2023, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

	Less Than Twelve Months		Twelve Months and Over
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

	(in thousands)

June 30, 2024:
Securities available for sale

U.S. government and government-sponsored enterprise obligations	$—	$—	$6,850	$35,293
U.S. government agency and government-sponsored residential mortgage-backed securities	65	8,961	58,072	216,643
SBA asset-backed securities	—	—	98	1,508
Corporate bonds	—	—	182	818
	$65	$8,961	$65,202	$254,262

Securities held to maturity

U.S. government and government-sponsored enterprise obligations	$—	$—	458	14,542
SBA asset-backed securities	—	—	146	4,579
	$—	$—	$604	$19,121

December 31, 2023:
Securities available for sale

U.S. government and government-sponsored enterprise obligations	$—	$—	$6,961	$40,182
U.S. government agency and government-sponsored residential mortgage-backed securities	—	—	54,683	240,955
U.S. government-sponsored collateralized mortgage obligations	—	—	70	1,782
SBA asset-backed securities	—	—	107	1,778
Corporate bonds	—	—	188	812
	$—	$—	$62,009	$285,509

Securities held to maturity

U.S. government and government-sponsored enterprise obligations	$—	$—	$438	$14,562
SBA asset-backed securities	96	4,700	—	—
	$96	$4,700	$438	$14,562

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

As of June 30, 2024, the Company’s security portfolio consisted of 111 debt securities, 108 of which were in an unrealized loss position. The unrealized losses are primarily related to the Company’s debt securities that were issued by U.S. government-sponsored enterprises and agencies. The Company does not believe that the debt securities that were in an unrealized loss position as of June 30, 2024 represent a credit loss impairment. As of June 30, 2024, and December 31, 2023, the gross unrealized loss positions were primarily related to mortgage-backed securities and other obligations issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Total gross unrealized losses were primarily attributable to changes in interest rates relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Management reviewed the collectability of the corporate bonds taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report, and other information. Management believes the unrealized losses on the corporate bonds are primarily attributable to changes in the investment spreads and interest rates, and not changes in the credit quality of the issuers of the corporate bonds.

Management expects to recover the entire amortized cost basis of the available-for-sale debt securities with an unrealized loss. Furthermore, the Company does not intend to sell these securities, and it is unlikely that the Company will be required to sell these securities, before recovery of their cost basis, which may be at maturity. Therefore, no ACL was recorded at June 30, 2024.

As of June 30, 2024, the held-to-maturity securities were U.S. government-sponsored enterprise obligations. These securities are guaranteed by the government-sponsored enterprise with a long history of no credit losses, and Management has determined these securities to have a zero loss expectation and therefore does not estimate an ACL on these securities.

3.LOANS HELD FOR SALE

The following table provides the fair value and contractual principal balance outstanding of loans held for sale accounted for under the fair value option:

	June 30,	December 31,
	2024	2023

	(in thousands)

Loans held for sale, fair value	$41,814	$19,686
Loans held for sale, contractual principal outstanding	41,110	19,155
Fair value less unpaid principal balance	$704	$531

The Company has elected the fair value option for mortgage loans held for sale to better match changes in fair value of the loans with changes in the fair value of the forward sale commitment contracts used to economically hedge them. Changes in fair value of mortgage loans held for sale accounted for under the fair value option election amounted to an increase of $395,000 and $173,000 in the three and six months ended June 30, 2024, respectively, to $704,000, compared to an increase of $28,000 and $35,000 in the three and six months ended June 30, 2023, respectively. These amounts are offset in earnings by the changes in fair value of forward sale commitments. The changes in fair value are reported as a component of gain on sale of mortgage loans in the unaudited Consolidated Statements of Income.

At June 30, 2024 and December 31, 2023, there were no loans held for sale that were greater than 90 days past due.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

4.LOANS AND ALLOWANCE FOR CREDIT LOSSES

A summary of the balances of loans follows:

	June 30,	December 31,
	2024	2023

	(in thousands)

Commercial:
Commercial real estate	$2,380,881	$2,343,675
Commercial construction	233,926	208,443
Commercial and industrial	499,043	466,443
Total commercial loans	3,113,850	3,018,561

Residential real estate:
One- to four-family	1,519,123	1,513,554
Second mortgages and equity lines of credit	175,457	177,135
Residential real estate construction	12,831	18,132
Total residential real estate loans	1,707,411	1,708,821

Consumer loans:
Auto	10,624	13,603
Personal	8,080	8,433
Total consumer loans	18,704	22,036

Total loans before basis adjustment	4,839,965	4,749,418
Basis adjustment associated with fair value hedge (1)	(733)	893
Total loans	4,839,232	4,750,311
Allowance for credit losses on loans	(49,139)	(47,972)
Loans, net	$4,790,093	$4,702,339

(1) Represents the basis adjustment associated with the application of hedge accounting on certain loans. Refer to Note 10 - Derivatives.

The net unamortized deferred loan origination costs included in total loans and leases were $9.0 million and $8.5 million as of June 30, 2024 and December 31, 2023, respectively.

As of June 30, 2024 and December 31, 2023, the commercial and industrial loans includes $242,000 and $321,000, respectively, of SBA PPP loans and $9,000 and $36,000, respectively, of deferred fees on the PPP loans. PPP loans are fully guaranteed by the U.S. government.

The Company has transferred a portion of its originated commercial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying unaudited interim Consolidated Balance Sheets. The Company and participating lenders share ratably in cash flows and any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders, and disburses required escrow funds to relevant parties. At June 30, 2024 and December 31, 2023, the Company was servicing commercial loans for participants in the aggregate amounts of $424.0 million and $413.0 million, respectively.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents the activity in the ACL on loans for the three and six months ended June 30, 2024 and 2023:

					Second Mortgages	Residential
	Commercial	Commercial	Commercial	One- to Four-	and Equity	Real Estate
	Real Estate	Construction	and Industrial	Family	Lines of Credit	Construction	Consumer	Total

	(in thousands)

Balance at March 31, 2024	$21,263	$5,322	$8,063	$12,035	$942	$331	$229	$48,185

Charge-offs	—	—	(184)	—	—	—	(17)	(201)
Recoveries	—	—	—	2	3	—	1	6
Provision	3,101	(1,589)	644	(1,334)	529	(127)	(75)	1,149
Balance at June 30, 2024	$24,364	$3,733	$8,523	$10,703	$1,474	$204	$138	$49,139

					Second Mortgages	Residential
	Commercial	Commercial	Commercial	One- to Four-	and Equity	Real Estate
	Real Estate	Construction	and Industrial	Family	Lines of Credit	Construction	Consumer	Total

	(in thousands)

Balance at December 31, 2023	$21,288	$4,824	$8,107	$12,101	$964	$418	$270	$47,972

Charge-offs	—	—	(412)	—	—	—	(66)	(478)
Recoveries	100	—	46	2	6	—	4	158
Provision	2,976	(1,091)	782	(1,400)	504	(214)	(70)	1,487
Balance at June 30, 2024	$24,364	$3,733	$8,523	$10,703	$1,474	$204	$138	$49,139

					Second Mortgages	Residential
	Commercial	Commercial	Commercial	One- to Four-	and Equity	Real Estate
	Real Estate	Construction	and Industrial	Family	Lines of Credit	Construction	Consumer	Total

	(in thousands)

Balance at March 31, 2023	$20,942	$5,057	$7,484	$11,508	$967	$755	$281	$46,994

Charge-offs	(2,918)	—	(28)	—	—	—	(42)	(2,988)
Recoveries	1	—	275	1	36	—	4	317
Provision	2,574	316	19	676	9	(125)	29	3,498
Balance at June 30, 2023	$20,599	$5,373	$7,750	$12,185	$1,012	$630	$272	$47,821

					Second Mortgages	Residential
	Commercial	Commercial	Commercial	One- to Four-	and Equity	Real Estate
	Real Estate	Construction	and Industrial	Family	Lines of Credit	Construction	Consumer	Total

	(in thousands)

Balance at December 31, 2022	$20,357	$4,645	$7,236	$11,532	$924	$280	$262	$45,236

Charge-offs	(2,918)	—	(35)	—	—	—	(49)	(3,002)
Recoveries	2	—	275	2	43	—	20	342
Provision	3,158	728	274	651	45	350	39	5,245
Balance at June 30, 2023	$20,599	$5,373	$7,750	$12,185	$1,012	$630	$272	$47,821

As of June 30, 2024, the carrying value of individually analyzed loans amounted to $9.7 million, with a related allowance of $121,000, and $9.7 million of individually analyzed loans were considered collateral-dependent. As of December 31, 2023, the carrying value of individually analyzed loans amounted to $17.5 million, with a related allowance of $108,000, and $17.3 million were considered collateral-dependent.

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

The following table presents the carrying value of collateral-dependent individually analyzed loans as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
		Related		Related
	Carrying Value	Allowance	Carrying Value	Allowance

	(in thousands)

Commercial:
Commercial real estate	$—	$—	$7,416	$5
Commercial and industrial	1,773	121	1,793	101
Commercial construction	—	—	—	—
Total Commercial	1,773	121	9,209	106
Residential real estate	7,949	—	8,054	—
Total	$9,722	$121	$17,263	$106

The following is a summary of past due and non-accrual loans at June 30, 2024 and December 31, 2023:

			90 Days
	30-59 Days	60-89 Days	or More	Total	Loans on
	Past Due	Past Due	Past Due	Past Due	Non-accrual

	(in thousands)

June 30, 2024
Commercial real estate	$60	$—	$—	$60	$—
Commercial construction	—	—	—	—	—
Commercial and industrial	29	139	1,333	1,501	1,773
Residential real estate:
One- to four-family	5,442	2,067	3,018	10,527	7,087
Second mortgages and equity lines of credit	437	99	164	700	862
Consumer:
Auto	58	46	—	104	—
Personal	27	30	41	98	44
Total	$6,053	$2,381	$4,556	$12,990	$9,766

December 31, 2023
Commercial real estate	$—	$—	$5,751	$5,751	$7,416
Commercial construction	—	—	—	—	—
Commercial and industrial	247	166	1,332	1,745	1,791
Residential real estate:
One- to four-family	4,704	2,413	4,418	11,535	7,785
Second mortgages and equity lines of credit	164	130	57	351	473
Consumer:
Auto	96	69	4	169	4
Personal	16	5	31	52	44
Total	$5,227	$2,783	$11,593	$19,603	$17,513

At June 30, 2024 and December 31, 2023, there were no loans past due 90 days or more and still accruing.

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

The following table presents the amortized cost basis of loans at June 30, 2024 that were both experiencing financial difficulty and modified during the three and six months ended June 30, 2024, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
			Total Class			Total Class
	Term	Interest Rate	of Financing	Term	Interest Rate	of Financing
	Extension	Reduction	Receivable	Extension	Reduction	Receivable

	(in thousands)			(in thousands)

Commercial real estate	$—	$15,275	0.64%	$—	$15,275	0.64%
Commercial and industrial	54	—	0.01	54	—	0.01

Total	$54	$15,275		$54	$15,275

The financial effect of the modifications to loans in the commercial real estate category was a reduced weighted-average contractual rate from 5.6% to 4% and the financial effect of the modification to the loan in the commercial and industrial category was an additional 7.7 years to the life of the loan. There were no material loan modifications based on borrower financial difficulty during the three and six months ended June 30, 2023.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. As of June 30, 2024, modified loans to borrowers experiencing financial difficulty had a current payment status. During the three and six months ended June 30, 2024 and 2023, there were no loans to borrowers experiencing financial difficulty that had a payment default and were modified in the twelve months prior to that default. Default is determined at 90 or more days past due, upon charge-off, or upon foreclosure. Modified loans in default are individually evaluated for the allowance for credit losses or if the modified loan is deemed uncollectible, the loan, or a portion of the loan, is written off, and the allowance for credit losses is adjusted accordingly.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table summarizes the Company’s loan portfolio by credit quality indicator and loan portfolio segment as of June 30, 2024:

								Revolving
							Revolving	Loans
							Loans	Converted
	Term Loans at Amortized Cost by Origination Year						Amortized	to Term
	2024	2023	2022	2021	2020	Prior	Cost	Loans	Total

	(in thousands)

As of June 30, 2024

Commercial real estate
Pass	$29,650	$146,426	$839,118	$453,903	$231,444	$609,795	$—	$—	$2,310,336
Special mention	—	1,601	42,119	—	4,287	22,538	—	—	70,545
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate	29,650	148,027	881,237	453,903	235,731	632,333	—	—	2,380,881
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial and industrial
Pass	36,438	71,938	54,003	89,518	67,315	90,537	86,090	—	495,839
Special mention	—	92	298	160	21	914	—	—	1,485
Substandard	—	24	2	—	—	341	54	—	421
Doubtful	—	—	—	—	—	1,249	49	—	1,298
Total commercial and industrial	36,438	72,054	54,303	89,678	67,336	93,041	86,193	—	499,043
YTD gross charge-offs	—	22	252	78	53	7	—	—	412

Commercial construction
Pass	643	56,527	91,176	68,810	—	—	1,054	—	218,210
Special mention	—	5,975	9,741	—	—	—	—	—	15,716
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction	643	62,502	100,917	68,810	—	—	1,054	—	233,926
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

Residential real estate
Accrual	49,341	132,666	426,068	464,100	196,785	263,245	165,811	1,446	1,699,462
Non-accrual	115	—	—	490	127	6,585	625	7	7,949
Total residential real estate	49,456	132,666	426,068	464,590	196,912	269,830	166,436	1,453	1,707,411
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer
Accrual	4,237	5,026	4,317	1,663	605	1,833	979	—	18,660
Non-accrual	—	26	12	—	4	1	1	—	44
Total Consumer	4,237	5,052	4,329	1,663	609	1,834	980	—	18,704
YTD gross charge-offs	—	25	5	19	4	13	—	—	66

Total loans before basis adjustment	$120,424	$420,301	$1,466,854	$1,078,644	$500,588	$997,038	$254,663	$1,453	$4,839,965
Total YTD gross charge-offs	$—	$47	$257	$97	$57	$20	$—	$—	$478

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table summarizes the Company’s loan portfolio by credit quality indicator and loan portfolio segment as of December 31, 2023:

								Revolving
							Revolving	Loans
							Loans	Converted
	Term Loans at Amortized Cost by Origination Year						Amortized	to Term
	2023	2022	2021	2020	2019	Prior	Cost	Loans	Total

	(in thousands)

As of December 31, 2023

Commercial real estate
Pass	$152,047	$828,335	$455,996	$234,585	$233,713	$405,103	$—	$—	$2,309,779
Special mention	—	10,971	—	4,300	8,977	2,232	—	—	26,480
Substandard	—	—	—	—	—	1,670	—	—	1,670
Doubtful	—	—	—	—	—	5,746	—	—	5,746
Total commercial real estate	152,047	839,306	455,996	238,885	242,690	414,751	—	—	2,343,675
YTD gross charge-offs	—	—	—	—	—	4,171	—	—	4,171

Commercial and industrial
Pass	73,240	52,190	94,570	70,565	22,988	75,493	74,125	—	463,171
Special mention	—	454	4	23	2	948	50	—	1,481
Substandard	—	52	8	—	—	367	18	—	445
Doubtful	—	—	—	—	—	1,297	49	—	1,346
Total commercial and industrial	73,240	52,696	94,582	70,588	22,990	78,105	74,242	—	466,443
YTD gross charge-offs	24	113	14	5	8	2	—	—	166

Commercial construction
Pass	35,181	109,291	60,113	843	—	—	425	—	205,853
Special mention	—	2,590	—	—	—	—	—	—	2,590
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction	35,181	111,881	60,113	843	—	—	425	—	208,443
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

Residential real estate
Accrual	138,541	434,421	480,010	202,118	38,675	239,185	166,144	1,469	1,700,563
Non-accrual	—	—	—	127	956	6,959	216	—	8,258
Total residential real estate	138,541	434,421	480,010	202,245	39,631	246,144	166,360	1,469	1,708,821
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer
Accrual	8,218	5,366	2,254	1,021	3,135	963	1,031	—	21,988
Non-accrual	14	18	5	—	2	4	5	—	48
Total Consumer	8,232	5,384	2,259	1,021	3,137	967	1,036	—	22,036
YTD gross charge-offs	7	16	4	15	18	29	—	—	89

Total loans	$407,241	$1,443,688	$1,092,960	$513,582	$308,448	$739,967	$242,063	$1,469	$4,749,418
Total YTD gross charge-offs	$31	$129	$18	$20	$26	$4,202	$—	$—	$4,426

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

5.MORTGAGE LOAN SERVICING

The Company sells residential mortgages to government-sponsored enterprises and other parties. The Company retains no beneficial interests in these loans, but it may retain the servicing rights of the loans sold. Mortgage loans serviced for others are not included in the accompanying unaudited interim Consolidated Balance Sheets. The risks inherent in MSRs relate primarily to changes in prepayments that generally result from shifts in mortgage interest rates. The unpaid principal balance of mortgage loans serviced for others was $3.48 billion and $3.56 billion as of June 30, 2024 and December 31, 2023, respectively.

The Company accounts for MSRs at fair value. The Company obtains and reviews valuations from an independent third party to determine the fair value of MSRs. Key assumptions used in the estimation of fair value include prepayment speeds, discount rates, and default rates. At June 30, 2024 and December 31, 2023, the following weighted average assumptions were used in the calculation of fair value of MSRs:

	June 30,	December 31,
	2024	2023
Prepayment speed	7.60%	7.60%
Discount rate	9.98	9.81
Default rate	1.48	2.27

The following summarizes changes to MSRs for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)

Balance, beginning of period	$46,597	$47,080	$46,111	$48,138
Additions	430	660	641	1,294
Changes in fair value due to:
Reductions from loans paid off during the period	(545)	(479)	(898)	(850)
Changes in valuation inputs or assumptions	(273)	915	355	(406)
Balance, end of period	$46,209	$48,176	$46,209	$48,176

Contractually specified servicing fees, net of subservicing expense, included in other mortgage banking income amounted to $1.9 million and $ 3.9 million for both the three and six months ended June 30, 2024 and 2023.

6.GOODWILL AND OTHER INTANGIBLE ASSETS

At June 30, 2024 and December 31, 2023, the carrying value of the Bank’s goodwill was $59.0 million as of both dates. In connection with the annual goodwill impairment test as of October 31, 2023, it was determined that HarborOne Mortgage’s goodwill was 100% impaired, and a $10.8 million goodwill impairment charge was recorded for the period ended December 31, 2023.

Goodwill is tested for impairment annually on October 31 or on an interim basis if an event triggering impairment may have occurred. As of June 30, 2024, the Company assessed whether there were additional events or changes in circumstances since its annual goodwill impairment test that would indicate that it was more likely than not that the fair value of the reporting unit was less than the reporting unit’s carrying amounts that would require an interim impairment assessment after October 31, 2023. The Company determined there had been no such indicators, therefore, no interim goodwill impairment assessment as of June 30, 2024 was performed.

The process of evaluating fair value is highly subjective and requires significant judgment and estimates. The goodwill at the Bank is at risk of future impairment in the event of a sustained decline in the value of its stock as well as

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

values of other financial institutions, declines in revenue for the Company beyond current forecasts, or significant adverse changes in the operating environment for the financial industry.

Other intangible assets were $1.1 million and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company determined that there was no triggering event that warranted an interim impairment test at June 30, 2024.

7.DEPOSITS

A summary of deposit balances, by type, is as follows:

	June 30,	December 31,
	2024	2023

	(in thousands)

NOW and demand deposit accounts	$997,816	$965,798
Regular savings and club accounts	989,720	1,265,315
Money market deposit accounts	1,100,215	966,201
Total non-certificate accounts	3,087,751	3,197,314

Term certificate accounts greater than $250,000	271,544	240,702
Term certificate accounts less than or equal to $250,000	713,749	622,755
Brokered deposits	385,253	326,638
Total certificate accounts	1,370,546	1,190,095
Total deposits	$4,458,297	$4,387,409

Total municipal deposits included in the table amounted to $492.1 million at June 30, 2024 and $471.8 million at December 31, 2023. Municipal deposits are generally required to be fully insured. The Company provides supplemental insurance for municipal deposits through a reciprocal deposit program and letters of credit offered by the FHLB. The Company participates in a reciprocal deposit program with other financial institutions that provides access to FDIC-insured deposit products in aggregate amounts exceeding the current limits for depositors. At June 30, 2024 and December 31, 2023, total reciprocal deposits were $369.9 million and $209.4 million, respectively.

A summary of certificate accounts by maturity at June 30, 2024 is as follows:

		Weighted
		Average
	Amount	Rate

	(dollars in thousands)

Within 1 year	$1,211,746	4.77%
Over 1 year to 2 years	121,092	4.34
Over 2 years to 3 years	35,664	4.07
Over 3 years to 4 years	1,502	3.38
Over 4 years to 5 years	542	2.74
Total certificate deposits	$1,370,546	4.71%

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

8.BORROWINGS

Borrowed funds at June 30, 2024 consisted of FHLB advances and a BTFP advance, while at December 31, 2023 borrowed funds consisted only of FHLB advances. Short-term advances were $130.0 million and $303.0 million with a weighted average rate of 5.53%, at both June 30, 2024 and December 31, 2023. Long-term borrowings are summarized by maturity date below.

	June 30, 2024			December 31, 2023
	Amount by		Weighted	Amount by	Weighted
	Scheduled	Amount by	Average	Scheduled	Average
	Maturity*	Call Date (1)	Rate (2)	Maturity*	Rate (2)

	(dollars in thousands)

Year ending December 31:
2024	$10,000	$160,000	1.68%	$13,400	1.39%
2025	235,987	255,987	4.70	90,987	4.31
2026	75,000	40,000	4.39	110,000	4.20
2027	85,000	—	4.17	10,000	3.72
2028	59,198	19,198	4.04	40,000	3.86
2029	23,128	13,128	4.06	—	—
2030 and thereafter	1,059	1,059	2.00	1,075	2.00
	$489,372	$489,372	4.37%	$265,462	4.02%

* Includes an amortizing advance requiring monthly principal and interest payments.

(1) Callable FHLB advances are shown in the respective periods assuming that the callable debt is redeemed at the call date, while all other advances are shown in the periods corresponding to their scheduled maturity date. There were 9 callable advances at June 30, 2024.

(2) Weighted average rates are based on scheduled maturity dates.

The FHLB advances are secured by a blanket security agreement which requires the Bank to maintain certain qualifying assets as collateral, principally residential mortgage loans and commercial real estate loans held in the Bank’s portfolio. The carrying value of the loans pledged as collateral for these borrowings totaled $2.16 billion at June 30, 2024 and $2.02 billion at December 31, 2023. As of June 30, 2024, the Company had $733.9 million of available borrowing capacity with the FHLB.

The Bank maintains a BIC line at the FRBB, with total credit based on eligible collateral. At June 30, 2024, the Bank had $404.9 million of borrowing capacity secured by 73% of the carrying value of commercial loans with principal balances amounting to $374.5 million and securities with a collateral value in the amount of $131.0 million at June 30, 2024, with no balance outstanding. At June 30, 2024, the Bank also had a $175.0 million borrowing under the BTFP secured by available-for-sale securities with a par value of $184.3 million. The BTFP ceased making new loans on March 11, 2024. The Company also has additional borrowing capacity under a $25.0 million unsecured federal funds line with a correspondent bank.

On December 1, 2023, the Company fully redeemed its 5.625% Fixed-to-Floating Rate Subordinated Notes due September 1, 2028 and expensed the remaining unamortized issuance costs. Amortization of issuance costs was $32,000 and $63,000 for the three and six months ended June 30, 2023, respectively.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

9.OTHER COMMITMENTS AND CONTINGENCIES

ACL on Unfunded Commitments

The ACL on unfunded commitments amounted to $2.8 million and $4.8 million at June 30, 2024 and 2023, respectively. The activity in the ACL on unfunded commitments for the three and six months ended June 30, 2024 and 2023 is presented below:

	Commercial	Commercial	Commercial	Residential
	Real Estate	Construction	and Industrial	Real Estate	Consumer	Total

	(in thousands)

Balance at March 31, 2024	$360	$1,930	$845	$258	$19	$3,412
Provision	(1)	(663)	(43)	182	(9)	(534)
Balance at June 30, 2024	$359	$1,267	$802	$440	$10	$2,878

Balance at March 31, 2023	$548	$3,277	$940	$262	$19	$5,046
Provision	(58)	(97)	(70)	10	—	(215)
Balance at June 30, 2023	$490	$3,180	$870	$272	$19	$4,831

	Commercial	Commercial	Commercial	Residential
	Real Estate	Construction	and Industrial	Real Estate	Consumer	Total

	(in thousands)

Balance at December 31, 2023	$411	$2,351	$882	$254	$20	$3,918
Provision	(52)	(1,084)	(80)	186	(10)	(1,040)
Balance at June 30, 2024	$359	$1,267	$802	$440	$10	$2,878

Balance at December 31, 2022	$628	$3,079	$870	$336	$14	$4,927
Provision	(138)	101	—	(64)	5	(96)
Balance at June 30, 2023	$490	$3,180	$870	$272	$19	$4,831

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following off-balance sheet financial instruments were outstanding at June 30, 2024 and December 31, 2023. The contract amounts represent credit risk.

	June 30,	December 31,
	2024	2023

	(in thousands)

Commitments to grant residential real estate loans-HarborOne Mortgage	$78,332	$35,029
Commitments to grant other loans	126,696	48,547
Unadvanced funds on home equity lines of credit	269,935	260,376
Unadvanced funds on revolving lines of credit	279,006	306,943
Unadvanced funds on construction loans	147,538	210,829

Commitments to extend credit and unadvanced portions of construction loans are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Commitments to grant loans generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for unadvanced funds on construction loans and home equity and revolving lines of credit may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Commitments to grant loans, and unadvanced construction loans and home equity lines of credit are collateralized by real estate, while revolving lines of credit are unsecured.

10.DERIVATIVES

The Company’s derivative financial instruments are used to manage differences in the amount, timing and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally to manage the Company’s interest-rate risk. Additionally, the Company enters into interest rate derivatives to accommodate the business requirements of its customers. All derivatives are recognized as either assets or liabilities on the balance sheet and are measured at fair value. The accounting for changes in the fair value of a derivative instrument depends upon whether it qualifies as a hedge for accounting purposes, and further, by the type of hedging relationship.

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

As of June 30, 2024, the Company had two interest rate swap agreements with a notional amount of $100.0 million that were designated as a fair value hedge of fixed-rate residential mortgages. The hedges were determined to be effective during the three months ended June 30, 2024, and the Company expects the hedges to remain effective during the remaining terms of the swaps.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following amounts were recorded on the Consolidated Balance Sheets related to cumulative basis adjustment for fair value hedges as of the dates indicated:

			Cumulative Amount of Fair Value
			Hedging Adjustment Included in the
Line Item in the Consolidated Balance Sheets	Carrying Amount of the Hedged		Carrying Amount of the Hedged
in Which the Hedged Item is Included	Assets		Assets
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023

	(in thousands)

Loans held for investment (1)	$99,267	$99,556	$(733)	$(444)
Total	$99,267	$99,556	$(733)	$(444)

(1) These amounts were included in the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At June 30, 2024, the amortized cost basis of the closed portfolios used in these hedging relationships was $1.17 billion; the cumulative basis adjustments associated with these hedging relationships was $(733,000) and the amount of the designated hedged items were $100.0 million.

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

As of June 30, 2024, the Company had one interest rate swap agreement with a notional amount of $100.0 million that was designated as a cashflow hedge of brokered deposits. The interest rate swap agreement has an average maturity of 0.77 year, the current weighted average fixed rate paid is 0.67%, the weighted average 3-month SOFR swap receive rate is 5.62%, and the fair value is $3.6 million. The Company expects approximately $3.4 million related to the cashflow hedge to be reclassified to interest expense, from other comprehensive income, in the next twelve months.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents the outstanding notional balances and fair values of outstanding derivative instruments:

		Assets	Liabilities
	Notional	Fair	Fair
	Amount	Value	Value

	(in thousands)

June 30, 2024:
Derivatives designated as hedging instruments
Fair value hedge - interest rate swaps	$100,000	$783	$—
Cashflow hedge - interest rate swaps	100,000	3,583	—
Total derivatives designated as hedging instruments		$4,366	$—
Derivatives not designated as hedging instruments
Derivative loan commitments	$64,477	$482	$167
Forward loan sale commitments	67,500	156	83
Interest rate swaps	908,019	25,128	25,128
Risk participation agreements	205,980	—	—
Interest Rate Futures	30,500	207	—
Total derivatives not designated as hedging instruments		$25,973	$25,378
Total derivatives		$30,339	$25,378

December 31, 2023:
Derivatives designated as hedging instruments
Fair value hedge - interest rate swaps	$100,000	$—	$855
Cashflow hedge - interest rate swaps	$100,000	$5,095	$—
Total derivatives designated as hedging instruments		$5,095	$855
Derivatives not designated as hedging instruments
Derivative loan commitments	$30,165	$480	$158
Forward loan sale commitments	30,000	4	293
Interest rate swaps	863,348	23,245	23,245
Risk participation agreements	189,275	—	—
Total derivatives not designated as hedging instruments		$23,729	$23,696
Total derivatives		$28,824	$24,551

The following table presents the recorded net gains and losses pertaining to the Company’s derivative instruments:

	Location of gain (loss)
	recognized in	Three Months Ended June 30,		Six Months Ended June 30,
	Income	2024	2023	2024	2023

		(in thousands)

Derivatives designated as fair value hedge
Hedged items - loans	Interest income	$(197)	$(444)	$(1,626)	$(444)
Interest rate swap contracts	Interest income	217	437	1,637	437
Total		$20	$(7)	$11	$(7)
Derivatives not designated as hedging instruments
Derivative loan commitments	Mortgage banking income	$(64)	$(293)	$(7)	$266
Forward loan sale commitments	Mortgage banking income	53	527	363	49
Interest rate futures	Mortgage banking income	(280)	—	(501)	—
Interest rate swaps	Other income	—	—	—	—
Total		$(291)	$234	$(145)	$315

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The effect of cashflow hedge accounting on accumulated other comprehensive income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)

Derivatives designated as hedging instruments
(Loss) gain in OCI on derivatives (effective portion), net of tax	$(711)	$319	$(1,080)	$(535)
Gain (loss) reclassified from OCI into interest income or interest expense (effective portion)	$1,264	$1,134	$2,499	$2,152

Master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral or cash funds, in the event of default on, or termination of, any one contract. Collateral is provided by cash or securities received or posted by the counterparty with net liability positions, respectively, in accordance with contract thresholds.

The following table presents the offsetting of derivatives and amounts subject to an enforceable master netting arrangement, not offset in the Consolidated Balance Sheets at June 30, 2024:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
			Net Amounts
	Gross Amounts	Gross Amounts	Assets (Liabilities)		Cash
	of Recognized	Offset in the	presented in the		Collateral
	Assets	Consolidated	Consolidated	Financial	(Received)	Net
	(Liabilities)	Balance Sheets	Balance Sheets	Instruments	Posted	Amount

	(in thousands)
Derivatives designated as hedging instruments
Interest rate swap on deposits	$3,583	$—	$3,583	$—	$(3,583)	$—
Interest rate swap on residential real estate loans	$783	$—	$783	$—	$(860)	$(77)
Derivatives not designated as hedging instruments
Customer interest rate swaps	$24,197	$—	$24,197	$—	$(23,217)	$980

11.OPERATING LEASE ROU ASSETS AND LIABILITIES

Operating lease ROU assets, included in other assets, were $21.7 million and $22.9 million at June 30, 2024 and December 31, 2023, respectively.

Operating lease liabilities, included in other liabilities and accrued expenses, were $23.5 million and $24.5 million at June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024, there was one additional operating lease that has not yet commenced with an undiscounted contract amount up to $190,000 and a lease term of up to 36 months. At June 30, 2024, lease expiration dates ranged from one month to 34.2 years and had a weighted average remaining lease term of 16.1 years. At December 31, 2023, lease expiration dates ranged from two months to 34.7 years and had a weighted average remaining lease term of 16.2 years.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Future minimum lease payments under non-cancellable leases and a reconciliation to the amount recorded as operating lease liabilities as of June 30, 2024 were as follows:

June 30,
2024
(in thousands)

2024	$1,388
2025	2,720
2026	2,509
2027	2,445
2028	2,293
Thereafter	17,128
Total lease payments	28,483
Imputed interest	(4,980)
Total present value of operating lease liabilities	$23,503

The weighted-average discount rate and remaining lease term for operating leases were as follows:

	June 30, 2024	December 31, 2023
Weighted-average discount rate	2.10%	2.08%
Weighted-average remaining lease term (years)	16.09	16.24

Rental expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease components, such as fair-market value adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

The following table presents the components of total lease expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in thousands)

Lease Expense:
Operating lease expense	$714	$792	$1,461	$1,599
Short-term lease expense	29	35	55	65
Variable lease expense	5	3	10	5
Sublease income	—	(4)	—	(9)
Total lease expense	$748	$826	$1,526	$1,660
Other Information
Cash paid for amounts included in the measurement of lease liabilities-
operating cash flows for operating leases	729	779	1,466	1,614
Operating Lease - Operating cash flows (Liability reduction)	608	655	1,223	1,335
ROU assets obtained in exchange for new operating lease liabilities	84	596	122	596

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

At June 30, 2024, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements, and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The capital levels of both the Company and the Bank at June 30, 2024 also exceeded the minimum capital requirements, including the currently applicable capital conservation buffer of 2.5%.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The Company’s and the Bank’s actual regulatory capital ratios as of June 30, 2024 and December 31, 2023 are presented in the table below.

					Minimum Required to be
					Considered "Well Capitalized"
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)

HarborOne Bancorp, Inc.
June 30, 2024
Common equity Tier 1 capital to risk-weighted assets	$565,499	11.7%	$216,996	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	565,499	11.7	289,328	6.0	N/A	N/A
Total capital to risk-weighted assets	617,517	12.8	385,770	8.0	N/A	N/A
Tier 1 capital to average assets	565,499	9.7	232,787	4.0	N/A	N/A

December 31, 2023
Common equity Tier 1 capital to risk-weighted assets	$567,248	12.0%	$212,816	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	567,248	12.0	283,755	6.0	N/A	N/A
Total capital to risk-weighted assets	619,138	13.1	378,340	8.0	N/A	N/A
Tier 1 capital to average assets	567,248	10.0	226,690	4.0	N/A	N/A

HarborOne Bank
June 30, 2024
Common equity Tier 1 capital to risk-weighted assets	$519,928	10.8%	$216,905	4.5%	$313,307	6.5%
Tier 1 capital to risk-weighted assets	519,928	10.8	289,206	6.0	385,608	8.0
Total capital to risk-weighted assets	571,946	11.9	385,608	8.0	482,010	10.0
Tier 1 capital to average assets	519,928	8.9	232,761	4.0	290,951	5.0

December 31, 2023
Common equity Tier 1 capital to risk-weighted assets	$509,791	10.8%	$212,724	4.5%	$307,267	6.5%
Tier 1 capital to risk-weighted assets	509,791	10.8	283,632	6.0	378,175	8.0
Total capital to risk-weighted assets	561,682	11.9	378,175	8.0	472,719	10.0
Tier 1 capital to average assets	509,791	9.0	226,666	4.0	283,333	5.0

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

The following table presents changes in accumulated other comprehensive (loss) income by component for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024				2023

	Post-	Available	Cash		Post-	Available	Cash
	retirement	for Sale	Flow		retirement	for Sale	Flow
	Benefit	Securities	Hedge	Total	Benefit	Securities	Hedge	Total

	(in thousands)

Balance at beginning of period	$64	$(51,965)	$3,297	$(48,604)	$150	$(47,686)	$5,126	$(42,410)

Other comprehensive income (loss) before reclassifications	1	650	268	919	1	(5,366)	1,577	(3,788)
Amounts reclassified from accumulated other comprehensive (loss) income	(22)	1,041	(1,264)	(245)	(39)	—	(1,134)	(1,173)
Net current period other comprehensive (loss) income	(21)	1,691	(996)	674	(38)	(5,366)	443	(4,961)
Related tax effect	—	(378)	285	(93)	—	1,205	(124)	1,081
Balance at end of period	$43	$(50,652)	$2,586	$(48,023)	$112	$(51,847)	$5,445	$(46,290)

	Six Months Ended June 30,
	2024				2023

	Post-	Available	Cash		Post-	Available	Cash
	retirement	for Sale	Flow		retirement	for Sale	Flow
	Benefit	Securities	Hedge	Total	Benefit	Securities	Hedge	Total

	(in thousands)

Balance at beginning of period	$85	$(47,373)	$3,666	$(43,622)	$150	$(53,212)	$5,980	$(47,082)

Other comprehensive (loss) income before reclassifications	—	(4,290)	986	(3,304)	1	1,723	1,407	3,131
Amounts reclassified from accumulated other comprehensive (loss) income	(42)	1,041	(2,499)	(1,500)	(39)	—	(2,152)	(2,191)
Net current period other comprehensive (loss) income	(42)	(3,249)	(1,513)	(4,804)	(38)	1,723	(745)	940
Related tax effect	—	(30)	433	403	—	(358)	210	(148)
Balance at end of period	$43	$(50,652)	$2,586	$(48,023)	$112	$(51,847)	$5,445	$(46,290)

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

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

The following methods and assumptions were used by the Company in estimating fair value disclosures:

Debt Securities – Available-for-sale debt securities are recorded at fair value on a recurring basis. When available, the Company uses quoted market prices to determine the fair value of debt securities; such items are classified as Level 1. There were no Level 1 securities held at June 30, 2024 and December 31, 2023.

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

Debt securities not actively traded whose fair value is determined through the use of cash flows utilizing inputs that are unobservable are classified as Level 3. There were no Level 3 securities held at June 30, 2024 and December 31, 2023.

Loans held for sale - The fair value of mortgage loans held for sale is estimated based on current market prices for similar loans in the secondary market and therefore are classified as Level 2 assets. There were no mortgage loans held for sale 90 days or more past due as of June 30, 2024 and December 31, 2023.

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

Forward loan sale commitments and derivative loan commitments - Forward loan sale commitments and derivative loan commitments are based on fair values of the underlying mortgage loans and the probability of such commitments being exercised. The assumptions for pull-through rates are derived from internal data and adjusted using Management judgment. Derivative loan commitments include the value of servicing rights and non-refundable costs of originating the loan based on the Company’s internal cost analysis that is not observable. The weighted average pull-through rate for derivative loan commitments was approximately 93% and 89% at June 30, 2024 and December 31, 2023, respectively.

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

Although the Company has determined that the majority of the inputs used to value its interest rate swaps and risk participation agreements fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with interest rate contracts and risk participation agreements utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of June 30, 2024 and December 31, 2023, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company classified its derivative valuations in their entirety as Level 2.

Interest rate futures – The Company’s interest rate futures are valued based on quoted prices for similar assets in an active market with inputs that are observable and as a result, the Company has classified these derivatives as Level 2.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

				Total
	Level 1	Level 2	Level 3	Fair Value

	(in thousands)

June 30, 2024
Assets

Securities available for sale	$—	$269,078	$—	$269,078
Loans held for sale	—	41,814	—	41,814
Mortgage servicing rights	—	46,209	—	46,209
Derivatives	—	29,701	638	30,339
	$—	$386,802	$638	$387,440
Liabilities

Derivatives	$—	$25,128	$250	$25,378

December 31, 2023
Assets

Securities available for sale	$—	$290,151	$—	$290,151
Loans held for sale	—	19,686	—	19,686
Mortgage servicing rights	—	46,111	—	46,111
Derivatives	—	28,340	484	28,824
	$—	$384,288	$484	$384,772
Liabilities

Derivatives	$—	$24,100	$451	$24,551

The table below presents, for the three and six months ended June 30, 2024 and 2023, the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)

Assets: Derivative and Forward Loan Sale Commitments:

Balance at beginning of period	$449	$766	$484	$487

Total gains included in net income (1)	189	17	154	296
Balance at end of period	$638	$783	$638	$783

Changes in unrealized gains relating to instruments at period end	$638	$783	$638	$783

Liabilities: Derivative and Forward Loan Sale Commitments:

Balance at beginning of period	$(50)	$(302)	$(451)	$(104)

Total gains (losses) included in net income (1)	(200)	217	201	19
Balance at end of period	$(250)	$(85)	$(250)	$(85)

Changes in unrealized losses relating to instruments at period end	$(250)	$(85)	$(250)	$(85)

(1) Included in mortgage banking income on the Consolidated Statements of Income.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Assets Measured at Fair Value on a Non-recurring Basis

The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with GAAP. The following is a summary of applicable non-recurring fair value measurements. There were no assets measured at fair value on a non-recurring basis at June 30, 2024. There are no liabilities measured at fair value on a non-recurring basis at June 30, 2024 or December 31, 2023.

	December 31,
	2023
	Level 1	Level 2	Level 3

Collateral-dependent impaired loans	$—	$—	$5,746

Losses in the following table represent the amount of the fair value adjustments recorded during the period on the carrying value of the assets held at June 30, 2024 and December 31, 2023, respectively. Losses on fully charged off loans are not included in the table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)

Collateral-dependent impaired loans	$—	$2,977	$—	$2,982

The table below presents quantitative information about significant unobservable inputs (Level 3) for assets measured at fair value on a non-recurring basis at the dates indicated.

	Fair Value
	June 30,	December 31,	Valuation Technique
	2024	2023

	(in thousands)

Collateral-dependent impaired loans	$—	$5,908	Sales Comparison Approach (1)

(1) Fair value is generally determined through independent appraisals of the underlying collateral, which includes unobservable inputs such as adjustments for differences between the comparable sales. The Company may also use another source of collateral assessment to determine a reasonable estimate of the fair value of the collateral. Appraisals may be adjusted by Management for qualitative factors and estimated liquidation expenses. Generally, appraisals for residential real estate loans are discounted 15% while commercial real estate loan appraisals are discounted 20%. Commercial and industrial appraisals are generally discounted 25%-50%. Management may take larger discounts to reflect market liquidity for certain types of assets not addressed in the appraisals.

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

	June 30, 2024
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total

	(in thousands)

Financial assets:
Cash and cash equivalents	$235,062	$235,062	$—	$—	$235,062
Securities available for sale	269,078	—	269,078	—	269,078
Securities held to maturity	19,725	—	19,121	—	19,121
Federal Home Loan Bank stock	25,311	N/A	N/A	N/A	N/A
Loans held for sale	41,814	—	41,814	—	41,814
Loans, net	4,790,093	—	—	4,562,942	4,562,942
Retirement plan annuities	15,456	—	—	15,456	15,456
Accrued interest receivable	19,276	—	19,276	—	19,276
Derivatives	30,339	—	29,701	638	30,339

Financial liabilities:
Deposits	4,458,297	—	—	4,450,347	4,450,347
Borrowed funds	619,372	—	617,064	—	617,064
Mortgagors' escrow accounts	9,632	—	—	9,632	9,632
Accrued interest payable	8,262	—	8,262	—	8,262
Derivatives	25,378	—	25,128	250	25,378

	December 31, 2023
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total

	(in thousands)

Financial assets:
Cash and cash equivalents	$227,350	$227,350	$—	$—	$227,350
Securities available for sale	290,151	—	290,151	—	290,151
Securities held to maturity	19,796	—	19,262	—	19,262
Federal Home Loan Bank stock	27,098	N/A	N/A	N/A	N/A
Loans held for sale	19,686	—	19,686	—	19,686
Loans, net	4,702,339	—	—	4,482,448	4,482,448
Retirement plan annuities	15,170	—	—	15,170	15,170
Accrued interest receivable	18,169	—	18,169	—	18,169
Derivatives	28,824	—	28,340	484	28,824

Financial liabilities:
Deposits	4,387,409	—	—	4,376,269	4,376,269
Borrowed funds	568,462	—	567,158	—	567,158
Mortgagors' escrow accounts	8,872	—	—	8,872	8,872
Accrued interest payable	5,251	—	5,251	—	5,251
Derivatives	24,551	—	24,100	451	24,551

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

15.EARNINGS PER SHARE

Basic EPS represents net income attributable to common shareholders divided by the weighted-average number of common shares outstanding during the period. Non-vested restricted shares that are participating securities are included in the computation of basic EPS. Diluted EPS is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding, plus the effect of potential dilutive common stock equivalents outstanding during the period. At June 30, 2024 and 2023, respectively, potential common shares of 130,225 and 1,308,266 were considered to be anti-dilutive and excluded from EPS.

The following table presents earnings per common share.

	Three Months Ended June 30,
	2024	2023

Net income available to common stockholders (in thousands)	$7,296	$7,479

Average number of common shares outstanding	44,648,561	46,620,893
Less: Average unallocated ESOP shares and non-vested restricted shares	(3,354,774)	(3,557,386)
Weighted average number of common shares outstanding used to calculate basic earnings per common share	41,293,787	43,063,507
Dilutive effect of share-based compensation	76,502	69,948
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	41,370,289	43,133,455

Earnings per common share:
Basic	$0.18	$0.17
Diluted	$0.18	$0.17

	Six Months Ended June 30,
	2024	2023

Net income available to common stockholders (in thousands)	$14,596	$14,776

Average number of common shares outstanding	44,967,016	47,522,623
Less: Average unallocated ESOP shares and non-vested restricted shares	(3,363,912)	(3,567,212)
Weighted average number of common shares outstanding used to calculate basic earnings per common share	41,603,104	43,955,411
Dilutive effect of share-based compensation	145,559	248,482
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	41,748,663	44,203,893

Earnings per common share:
Basic	$0.35	$0.34
Diluted	$0.35	$0.33

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Information about the reportable segments and reconciliation to the unaudited interim Consolidated Financial Statements at June 30, 2024 and 2023 and for the three and six months ended June 30, 2024 and 2023 is presented in the tables below.

	Three Months Ended June 30, 2024
	HarborOne	HarborOne
	Bank	Mortgage	Consolidated

	(in thousands)

Net interest and dividend income	$31,098	$240	$31,350
Provision for credit losses	615	—	615
Net interest and dividend income, after benefit for credit losses	30,483	240	30,735
Mortgage banking income:
Gain on sale of mortgage loans	—	3,141	3,143
Intersegment gain (loss)	(464)	464	—
Changes in mortgage servicing rights fair value	(74)	(1,024)	(1,098)
Other	180	2,177	2,356
Total mortgage banking income	(358)	4,758	4,401
Other noninterest income (loss)	7,514	4	7,518
Total noninterest income	7,156	4,762	11,919
Noninterest expense	27,791	5,269	33,144
Income (loss) before income taxes	9,848	(267)	9,510
Provision (benefit) for income taxes	2,310	(76)	2,214
Net income (loss)	$7,538	$(191)	$7,296

	Six Months Ended June 30, 2024
	HarborOne	HarborOne
	Bank	Mortgage	Consolidated

	(in thousands)

Net interest and dividend income	$61,583	$320	$61,932
Provision for credit losses	447	—	447
Net interest and dividend income, after provision for credit losses	61,136	320	61,485
Mortgage banking income:
Gain on sale of mortgage loans	—	5,155	5,156
Intersegment gain (loss)	(700)	772	—
Changes in mortgage servicing rights fair value	(106)	(938)	(1,044)
Other	360	4,273	4,632
Total mortgage banking income (loss)	(446)	9,262	8,744
Other noninterest income	13,905	14	13,916
Total noninterest income	13,459	9,276	22,660
Noninterest expense	55,196	9,580	64,894
Income (loss) before income taxes	19,399	16	19,251
Provision (benefit) for income taxes	4,696	(16)	4,655
Net income (loss)	$14,703	$32	$14,596

Total assets at period end	$5,793,429	$120,390	$5,787,035
Goodwill at period end	$59,042	$—	$59,042

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

	Three Months Ended June 30, 2023

	HarborOne	HarborOne
	Bank	Mortgage	Consolidated

	(in thousands)

Net interest and dividend income	$32,490	$120	$32,100
Provision for credit losses	3,283	—	3,283
Net interest and dividend income, after provision for credit losses	29,207	120	28,817
Mortgage banking income:
Gain on sale of mortgage loans	—	3,300	3,300
Intersegment gain (loss)	(358)	90	—
Changes in mortgage servicing rights fair value	29	407	436
Other	195	2,117	2,312
Total mortgage banking income (loss)	(134)	5,914	6,048
Other noninterest income (loss)	6,614	—	6,614
Total noninterest income	6,480	5,914	12,662
Noninterest expense	26,193	5,493	31,725
Income before income taxes	9,494	541	9,754
Provision for income taxes	2,193	232	2,275
Net income	$7,301	$309	$7,479

	Six Months Ended June 30, 2023

	HarborOne	HarborOne
	Bank	Mortgage	Consolidated

	(in thousands)

Net interest and dividend income	$67,052	$447	$66,498
Provision for credit losses	5,149	—	5,149
Net interest and dividend income, after provision for credit losses	61,903	447	61,349
Mortgage banking income:
Gain on sale of mortgage loans	—	5,524	5,524
Intersegment gain (loss)	(706)	544	—
Changes in mortgage servicing rights fair value	(107)	(1,149)	(1,256)
Other	396	4,132	4,528
Total mortgage banking income (loss)	(417)	9,051	8,796
Other noninterest income	12,556	—	12,556
Total noninterest income	12,139	9,051	21,352
Noninterest expense	52,383	10,815	63,234
Income before income taxes	21,659	(1,317)	19,467
Provision for income taxes	5,308	(333)	4,691
Net income	$16,351	$(984)	$14,776

Total assets at period end	$5,668,582	$115,782	$5,659,254
Goodwill at period end	$59,042	$10,760	$69,802

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section is intended to assist in the understanding of the financial performance of the Company and its subsidiaries through a discussion of our financial condition at June 30, 2024, and our results of operations for the three and six months ended June 30, 2024 and 2023. This section should be read in conjunction with the unaudited interim Consolidated Financial Statements and Notes thereto of the Company appearing in Part I, Item 1 of this Form 10-Q.

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

Comparison of Financial Condition at June 30, 2024 and December 31, 2023

Total Assets.  Total assets increased $119.1 million, or 2.1%, to $5.79 billion at June 30, 2024 from $5.67 billion at December 31, 2023. The increase primarily reflects an increase of $88.9 million in loans and a $22.1 million increase in loans held for sale.

Cash and Cash Equivalents.  Cash and cash equivalents increased $7.7 million to $235.1 million at June 30, 2024 from $227.4 million at December 31, 2023, primarily due to an increase in cash and due from banks.

Assets Held for Sale. The decrease in assets held for sale of $348,000 reflects the sale-leaseback of the building that currently houses HarborOne’s Legion Parkway banking center in downtown Brockton and previously served as the Bank’s headquarters. The sale-leaseback continues the Company’s longtime commitment to Brockton, which was made in conjunction with a project to revitalize the downtown area, with plans for a mixed-use property that includes a lease-back by the Company for a state-of-the-art HarborOne banking center. The transaction resulted in a gain of $1.8 million recorded in noninterest income, partially offset by the $675,000 bargain purchase element of the property sale included in marketing expense as a contribution.

Loans Held for Sale.  Loans held for sale at June 30, 2024 were $41.8 million, an increase of $22.1 million from $19.7 million at December 31, 2023, reflecting increased loan production at HarborOne Mortgage.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Loans, net.  Net loans increased $87.8 million, or 1.9%, to $4.79 billion at June 30, 2024 from $4.70 billion at December 31, 2023. The following table sets forth information concerning the composition of loans:

	June 30,	December 31,	Increase (Decrease)
	2024	2023	Dollars	Percent

	(dollars in thousands)

Commercial:
Commercial real estate	$2,380,881	$2,343,675	$37,206	1.6%
Commercial construction	233,926	208,443	25,483	12.2
Commercial and industrial	499,043	466,443	32,600	7.0
Total commercial loans	3,113,850	3,018,561	95,289	3.2
Residential real estate:
One- to four-family	1,519,123	1,513,554	5,569	0.4
Second mortgage and equity lines of credit	175,457	177,135	(1,678)	(0.9)
Residential construction	12,831	18,132	(5,301)	(29.2)
Total residential real estate loans	1,707,411	1,708,821	(1,410)	(0.1)

Consumer loans	18,704	22,036	(3,332)	(15.1)
Total loans before basis adjustment	4,839,965	4,749,418	90,547	1.9 `
Basis adjustment associated with fair value hedge (1)	(733)	893	(1,626)	(182.1)
Total loans	4,839,232	4,750,311	88,921	1.9
Allowance for credit losses on loans	(49,139)	(47,972)	(1,167)	2.4
Loans, net	$4,790,093	$4,702,339	$87,754	1.9%

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

Securities.  Investment securities available for sale at June 30, 2024 were $269.1 million, a decrease of $21.1 million, or 7.3%, from $290.2 million at December 31, 2023. The decrease primarily reflects the sale of $17.5 million of low-yield securities with a loss on sale of $1.0 million. Securities available for sale were negatively impacted by unrealized losses of $65.3 million and $62.0 million as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024 and December 31, 2023, the gross unrealized loss positions were primarily related to mortgage-backed securities and other obligations issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Total gross unrealized losses were primarily attributable to changes in interest rates relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.

Securities held to maturity amounted to $19.7 million at June 30, 2024 and $19.8 million at December 31, 2023, with a fair value of $19.1 million and $19.3 million, respectively.

Mortgage servicing rights.  MSRs are created as a result of our mortgage banking origination activities and accounted for at fair value. At June 30, 2024, we serviced mortgage loans for others with an aggregate outstanding principal balance of $3.48 billion. Total MSRs were $46.2 million at June 30, 2024 and $46.1 million at December 31, 2023. The change in total MSRs for the six months ended June 30, 2024 reflects additions of $641,000 million from new mortgage originations, amortization from loan repayments of $898,000 and a positive fair value mark of $355,000.

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

Deposits.  Deposits were $4.46 billion and $4.39 billion at June 30, 2024 and December 31, 2023, respectively. The following table sets forth information concerning the composition of deposits:

	June 30,	December 31,	Increase (Decrease)
	2024	2023	Dollars	Percent

	(dollars in thousands)

Noninterest-bearing deposits	$689,800	$659,973	$29,827	4.5%
NOW accounts	308,006	305,774	2,232	0.7
Regular savings	989,720	1,265,315	(275,595)	(21.8)
Money market accounts	608,629	499,651	108,978	21.8
Term certificate accounts	984,792	858,241	126,551	14.7
Consumer and business deposits	3,580,947	3,588,954	(8,007)	(0.2)
Municipal deposits	492,097	471,817	20,280	4.3
Brokered deposits	385,253	326,638	58,615	17.9
Total deposits	$4,458,297	$4,387,409	$70,888	1.6%

Reciprocal deposits	$369,875	$209,401	$160,474	76.6%

Total deposits increased $70.9 million reflecting an increase of $58.6 million in brokered deposits and a $20.3 million increase in municipal deposits partially offset by a $8.0 million decrease in consumer and business deposits due to the competitive deposit pricing market. Brokered deposits provide a channel for the Company to seek additional funding outside the Company’s core market. We participate in a reciprocal deposit program that provides access to FDIC-insured deposit products in aggregate amounts exceeding the current limits for depositors. Total deposits included $369.9 million in reciprocal deposits. The increase in reciprocal deposits primarily reflects municipal depositors increased utilization of the reciprocal deposit program, as municipal deposits are generally required to be insured or secured by FHLB letters of credit.

The total of estimated deposits in excess of the FDIC insurance limits amounted to $1.3 billion and $1.4 billion as of June 30, 2024 and December 31, 2023, respectively. Until February 24, 2023, insurance for deposits in excess of FDIC limits was provided through the DIF. On February 24, 2023, at 5 p.m. local time, the Bank exited DIF. All customer non-certificate deposits as of that date and time were covered by DIF insurance until February 24, 2024. Certificates of deposit as of 5 p.m. local time on February 24, 2023 remain covered by DIF insurance until their maturity date.

The following table summarizes uninsured deposits at the date indicated:

	June 30,	December 31,
	2024	2023

	(in thousands)

Uninsured deposits, per regulatory reporting requirements	$1,299,305	$1,420,431
Less: Subsidiary deposits	377,285	349,748
Collateralized deposits	195,973	17,892
Uninsured deposits, after exclusions	$726,047	$1,052,791

Uninsured deposits, after excluding subsidiary deposits and collateralized deposits, represented 16% of total deposits at June 30, 2024. Management believes that this provides a more informative view of uninsured deposits, as subsidiary deposits are eliminated in consolidation and collateralized deposits are secured.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Borrowed Funds.  Borrowings increased $50.9 million to $619.4 million at June 30, 2024 from $568.5 million at December 31, 2023. At June 30, 2024, FHLB short-term borrowings were $130.0 million and long-term borrowings were $314.4 million. The Company borrowed $175 million for a one-year term under the BTFP during the first quarter of 2024. As of June 30, 2024, the Bank had $1.2 billion in available borrowing capacity across multiple relationships.

Stockholders’ equity.  Total stockholders’ equity was $577.3 million at June 30, 2024, compared to $583.8 million at December 31, 2023 and $595.5 million at June 30, 2023. Stockholders’ equity decreased 1.1% when compared to the year end, as earnings were offset by share repurchases, dividends and an increase in unrealized loss on available-for-sale securities. Share repurchases for the six months ended June 30, 2024 were 1,230,353 shares at an average price of $10.37, including $0.10 per share of excise tax.

The tangible-common-equity-to-tangible-assets ratio (non-GAAP) was 9.03% at June 30, 2024, 9.33% at December 31, 2023, and 9.38% at June 30, 2023. At June 30, 2024, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements, and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The capital levels of both the Company and the Bank at June 30, 2024, also exceeded the minimum capital requirements, including the currently applicable capital conservation buffer of 2.5%. Regulatory capital ratios are not impacted by the decline in other comprehensive income as a result of the unrealized losses on available-for-sale investment securities.

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2024 and 2023

HarborOne Bancorp, Inc. Consolidated

Overview.  Consolidated net income for the three and six months ended June 30, 2024 and 2023 was $7.3 million and $14.6 million, respectively, compared to net income of $7.5 million and $14.8 million for the three and six months ended June 30, 2023.

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

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

	Three Months Ended June 30,
	2024			2023
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Cost (8)	Balance	Interest	Cost (8)

	(dollars in thousands)

Interest-earning assets:
Investment securities (1)	$374,730	$2,121	2.28%	$381,762	$2,035	2.14%
Other interest-earning assets	306,361	3,971	5.21	238,891	2,935	4.93
Loans held for sale	20,775	347	6.72	19,614	326	6.67
Loans
Commercial loans (2)(3)	3,091,004	43,023	5.60	2,938,292	38,842	5.30
Residential real estate loans (3)(4)	1,695,059	18,393	4.36	1,682,860	16,456	3.92
Consumer loans (3)	19,221	352	7.37	29,025	419	5.79
Total loans	4,805,284	61,768	5.17	4,650,177	55,717	4.81
Total interest-earning assets	5,507,150	68,207	4.98	5,290,444	61,013	4.63
Noninterest-earning assets	300,847			305,132
Total assets	$5,807,997			$5,595,576
Interest-bearing liabilities:
Savings accounts	$1,058,524	4,305	1.64	$1,421,622	6,165	1.74
NOW accounts	299,536	88	0.12	280,501	59	0.08
Money market accounts	1,069,153	10,186	3.83	802,373	6,256	3.13
Certificates of deposit	931,255	9,946	4.30	708,087	5,273	2.99
Brokered deposits	300,385	2,747	3.68	281,614	2,309	3.29
Total interest-bearing deposits	3,658,853	27,272	3.00	3,494,197	20,062	2.30
Borrowings	776,852	9,329	4.83	666,345	8,114	4.88
Subordinated debentures	—	—	-	34,331	524	6.12
Total borrowings	776,852	9,329	4.83	700,676	8,638	4.94
Total interest-bearing liabilities	4,435,705	36,601	3.32	4,194,873	28,700	2.74
Noninterest-bearing liabilities:
Noninterest-bearing deposits	670,494			712,081
Other noninterest-bearing liabilities	126,477			88,363
Total liabilities	5,232,676			4,995,317
Total equity	575,321			600,259
Total liabilities and equity	$5,807,997			$5,595,576
Tax equivalent net interest income		31,606			32,313
Tax equivalent interest rate spread (5)			1.66%			1.89%
Less: tax equivalent adjustment		256			213
Net interest income as reported		$31,350			$32,100
Net interest-earning assets (6)	$1,071,445			$1,095,571
Net interest margin (7)			2.29%			2.43%
Tax equivalent effect			0.02			0.02
Net interest margin on a fully tax equivalent basis			2.31%			2.45%
Ratio of interest-earning assets to interest-bearing liabilities	124.16%			126.12%

Supplemental information:
Total deposits, including demand deposits	$4,329,347	$27,272		$4,206,278	$20,062
Cost of total deposits			2.53%			1.91%
Total funding liabilities, including demand deposits	$5,106,199	$36,601		$4,906,954	$28,700
Cost of total funding liabilities			2.88%			2.35%

(1) Includes securities available for sale and securities held to maturity.

(2) Includes industrial revenue bonds for the quarter ended June 30, 2024. Interest income from tax exempt loans is computed on a taxable equivalent basis using a rate of 21% for the quarters presented.

(3) Includes non-accruing loan balances and interest received on such loans.
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
(8) Annualized.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

	Six Months Ended June 30,
	2024			2023
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Cost (8)	Balance	Interest	Cost (8)

	(dollars in thousands)

Interest-earning assets:
Investment securities (1)	$373,758	$4,186	2.25%	$384,517	$4,114	2.16%
Other interest-earning assets	331,416	8,630	5.24	151,644	3,738	4.97
Loans held for sale	17,517	590	6.77	18,865	612	6.54
Loans					—
Commercial loans (2)(3)	3,065,921	84,675	5.55	2,919,980	75,679	5.23
Residential real estate loans (3)(4)	1,697,878	36,568	4.33	1,665,083	32,072	3.88
Consumer loans (3)	19,879	711	7.19	32,647	938	5.79
Total loans	4,783,678	121,954	5.13	4,617,710	108,689	4.75
Total interest-earning assets	5,506,369	135,360	4.94	5,172,736	117,153	4.57
Noninterest-earning assets	299,999			309,198
Total assets	$5,806,368			$5,481,934
Interest-bearing liabilities:
Savings accounts	$1,122,362	9,827	1.76	$1,440,403	11,610	1.63
NOW accounts	294,719	163	0.11	278,164	95	0.07
Money market accounts	1,031,753	19,499	3.80	813,472	11,494	2.85
Certificates of deposit	893,162	18,501	4.17	630,791	7,958	2.54
Brokered deposits	328,422	6,181	3.78	305,885	4,818	3.18
Total interest-bearing deposits	3,670,418	54,171	2.97	3,468,715	35,975	2.09
Borrowings	770,738	18,752	4.89	557,823	13,219	4.78
Subordinated debentures	—	—	—	34,315	1,047	6.15
Total borrowings	770,738	18,752	4.89	592,138	14,266	4.86
Total interest-bearing liabilities	4,441,156	72,923	3.30	4,060,853	50,241	2.49
Noninterest-bearing liabilities:
Noninterest-bearing deposits	662,465			716,782
Other noninterest-bearing liabilities	122,884			95,054
Total liabilities	5,226,505			4,872,689
Total equity	579,863			609,245
Total liabilities and equity	$5,806,368			$5,481,934
Tax equivalent net interest income		62,437			66,912
Tax equivalent interest rate spread (5)			1.64%			2.08%
Less: tax equivalent adjustment		505			414
Net interest income as reported		$61,932			$66,498
Net interest-earning assets (6)	$1,065,213			$1,111,883
Net interest margin (7)			2.26%			2.59%
Tax equivalent effect			0.02			0.02
Net interest margin on a fully tax equivalent basis			2.28%			2.61%
Ratio of interest-earning assets to interest-bearing liabilities	123.99%			127.38%

Supplemental information:
Total deposits, including demand deposits	$4,332,883	$54,171		$4,185,497	$35,975
Cost of total deposits			2.51%			1.73%
Total funding liabilities, including demand deposits	$5,103,621	$72,923		$4,777,635	$50,241
Cost of total funding liabilities			2.87%			2.12%

(1) Includes securities available for sale and securities held to maturity.

(2) Includes industrial revenue bonds for the quarter ended June 30, 2024. Interest income from tax exempt loans is computed on a taxable equivalent basis using a rate of 21% for the quarters presented.

(3) Includes non-accruing loan balances and interest received on such loans.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2024 v. 2023			2024 v. 2023
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to Changes in		Increase	Due to Changes in		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(in thousands)

Interest-earning assets:
Investment securities	$(40)	$126	$86	$(114)	$186	$72
Other interest-earning assets	871	165	1,036	4,681	211	4,892
Loans held for sale	19	2	21	(44)	22	(22)
Loans
Commercial loans	2,138	2,043	4,181	4,172	4,824	8,996
Residential real estate loans	109	1,828	1,937	649	3,847	4,496
Consumer loans	(135)	68	(67)	(351)	124	(227)
Total loans	2,112	3,939	6,051	4,470	8,795	13,265
Total interest-earning assets	2,962	4,232	7,194	8,993	9,214	18,207
Interest-bearing liabilities:
Savings accounts	(1,508)	(352)	(1,860)	(2,710)	927	(1,783)
NOW accounts	4	25	29	6	62	68
Money market accounts	2,343	1,587	3,930	3,567	4,438	8,005
Certificates of deposit	1,968	2,705	4,673	4,164	6,379	10,543
Brokered deposit	161	277	438	379	984	1,363
Total interest-bearing deposits	2,968	4,242	7,210	5,406	12,790	18,196
Borrowings	1,340	(125)	1,215	3,896	1,637	5,533
Subordinated debentures	(524)	—	(524)	(1,047)	—	(1,047)
Total borrowings	816	(125)	691	2,849	1,637	4,486
Total interest-bearing liabilities	3,784	4,117	7,901	8,255	14,427	22,682
Change in net interest income	$(822)	$115	$(707)	$738	$(5,213)	$(4,475)

Interest and Dividend Income.  Interest and dividend income on a tax equivalent basis increased $7.2 million, or 11.8%, to $68.2 million for the three months ended June 30, 2024, compared to $61.0 million for the three months ended June 30, 2023. The significant components of the increase were:

●	Interest and fees on loans on a tax equivalent basis increased $6.1 million, or 10.9%, reflecting loan growth and a 36-basis-point increase in the yield.

●	Interest income on other earning assets increased $1.0 million, or 35.3%, reflecting an increase in the average balance and interest rates of federal funds.

Compared to the first six months of 2023, interest and dividend income on a tax equivalent basis increased $18.2 million, or 15.5%, reflecting similar trends to the quarter-over-quarter results, increased volume and rates on interest bearing assets.

Interest Expense.  Interest expense increased $7.9 million, or 27.5%, to $36.6 million for the three months ended June 30, 2024 from $28.7 million for the three months ended June 30, 2023. The significant components of the increase were:

●	Interest expense on deposits increased $7.2 million, or 35.9%, reflecting deposit growth and a 70 basis-point increase in rates paid.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

●	Interest expense on borrowings increased $1.2 million, or 15.0%, reflecting an increase in the average balance partially offset by a 5-basis-point decrease in the cost of borrowings.

Compared to the first six months of 2023, interest expense increased $22.7 million, or 45.1%, reflecting similar trends to the quarter-over-quarter results, increased volume and rates on interest-bearing liabilities.

Net Interest and Dividend Income.  Net interest and dividend income on a tax equivalent basis decreased $707,000, or 2.2%, to $31.6 million for the three months ended June 30, 2024 from $32.3 million for the three months ended June 30, 2023. The average balance of interest bearing assets and liabilities increased $216.7 million and $240.8 million, respectively, and rate increases on interest-bearing liabilities outpaced the increase in the yield on interest-earning assets by 23 basis points. The net interest spread was 1.66% for the three months ended June 30, 2024 compared to 1.89% for the three months ended June 30 2023 and net interest margin on a full tax equivalent basis decreased 14 basis points to 2.31% for the three months ended June 30, 2024 from 2.45% for three months ended June 30, 2023.

Compared to the first six months of 2023, net interest and dividend income on a tax equivalent basis decreased

$4.5 million, or 6.7%, to $62.4 million from $66.9 million. The tax equivalent net interest spread decreased 44 basis points to 1.64% for the six months ended June 30, 2024 from 2.08% for the six months ended June 30, 2023, and net interest margin on a tax equivalent basis decreased by 33 basis points to 2.28% for the six months ended June 30, 2024 from 2.61% for the six months ended June 30, 2023.

Income Tax Provision.  The provision for income taxes was $2.2 million and $4.7 million for the three and six months ended June 30, 2024 compared to $2.3 million and $4.7 million, for the three and six months ended June 30, 2023.

The effective tax rate for three months ended June 30, 2024 and 2023 was 23.3%. The effective tax rate for the six months ended June 30, 2024 and 2023 was 24.2% and 24.1%, respectively.

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

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The tables below show the results of operations for the Company’s segments, HarborOne Bank and HarborOne Mortgage, for the three and six months ended June 30, 2024 and 2023, and the increase or decrease in those results:

	HarborOne Bank				HarborOne Mortgage
	Three Months Ended				Three Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2024	2023	Dollars	Percent	2024	2023	Dollars	Percent

	(dollars in thousands)

Net interest and dividend income	$31,098	$32,490	$(1,392)	(4.3)%	$240	$120	$120	100.0%
Provision (benefit) for credit losses	615	3,283	(2,668)	(81.3)	—	—	—	—
Net interest and dividend income, after provision (benefit) for credit losses	30,483	29,207	1,276	4.4	240	120	120	100.0
Mortgage banking income:
Gain on sale of mortgage loans	—	—	—	—	3,141	3,300	(159)	(4.8)
Intersegment gain (loss)	(464)	(358)	(106)	29.6	464	90	374	415.6
Changes in mortgage servicing rights fair value	(74)	29	(103)	(355.2)	(1,024)	407	(1,431)	(351.6)
Other	180	195	(15)	(7.7)	2,177	2,117	60	2.8
Total mortgage banking income (loss)	(358)	(134)	(224)	167.2	4,758	5,914	(1,156)	(19.5)
Other noninterest income (loss)	7,514	6,614	900	13.6	4	—	4	—
Total noninterest income	7,156	6,480	676	10.4	4,762	5,914	(1,152)	(19.5)
Noninterest expense	27,791	26,193	1,598	6.1	5,269	5,493	(224)	(4.1)
Income (loss) before income taxes	9,848	9,494	354	3.7	(267)	541	(808)	(149.4)
Provision (benefit) for income taxes	2,310	2,193	117	5.3	(76)	232	(308)	(132.8)
Net income (loss)	$7,538	$7,301	$237	3.2%	$(191)	$309	$(500)	(161.8)%

	HarborOne Bank				HarborOne Mortgage
	Six Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2024	2023	Dollars	Percent	2024	2023	Dollars	Percent

	(dollars in thousands)

Net interest and dividend income	$61,583	$67,052	$(5,469)	(8.2)%	$320	$447	$(127)	(28.4)%
Provision for credit losses	447	5,149	(4,702)	(91.3)	—	—	—	—
Net interest and dividend income, after provision for credit losses	61,136	61,903	(767)	(1.2)	320	447	(127)	(28.4)
Mortgage banking income:
Gain on sale of mortgage loans	—	—	—	—	5,155	5,524	(369)	(6.7)
Intersegment gain (loss)	(700)	(706)	6	(0.8)	772	544	228	41.9
Changes in mortgage servicing rights fair value	(106)	(107)	1	(0.9)	(938)	(1,149)	211	(18.4)
Other	360	396	(36)	(9.1)	4,273	4,132	141	3.4
Total mortgage banking income (loss)	(446)	(417)	(29)	7.0	9,262	9,051	211	2.3
Other noninterest income (loss)	13,905	12,556	1,349	10.7	14	—	14	—
Total noninterest income	13,459	12,139	1,320	10.9	9,276	9,051	225	2.5
Noninterest expense	55,196	52,383	2,813	5.4	9,580	10,815	(1,235)	(11.4)
Income (loss) before income taxes	19,399	21,659	(2,260)	(10.4)	16	(1,317)	1,333	(101.2)
Provision (benefit) for income taxes	4,696	5,308	(612)	(11.5)	(16)	(333)	317	(95.2)
Net income (loss)	$14,703	$16,351	$(1,648)	(10.1)%	$32	$(984)	$1,016	(103.3)%

HarborOne Bank Segment

Results of Operations for the Three and Six Months Ended June 30, 2024 and 2023

Net Income. The Bank’s net income increased $237,000 to $7.5 million for the three months ended June 30, 2024 compared to $7.3 million for the three months ended June 30, 2023. The increase in net income reflects a decrease of $1.4

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

million, or 4.3%, in net interest and dividend income and a $1.6 million, or 6.1%, increase in noninterest expense, partially offset by a decrease in provision for credit losses of $2.7 million, or 81.3%, and a $676,000, or 10.4%, increase in noninterest income.

Compared to the first six months of 2023, the Bank’s net income for the six months ended June 30, 2024 decreased

$1.7 million to $14.7 million from $16.4 million. The decrease in net income reflects a decrease of $5.5 million, or 8.2%,

in net interest and dividend income and an increase in noninterest expense of $2.8 million, or 5.4%, partially offset by a $4.7 million, or 91.3%, decrease in the provision for credit losses and a $1.3 million, or 10.9%, increase in noninterest income.

Provision for Credit Losses.  The Bank recorded a provision for credit losses of $615,000 and $447,000 for the three and six months ended June 30, 2024. The provision for credit losses in 2024 primarily reflects provisioning for loan growth partially offset by negative provisions on unfunded commitments. The Bank recorded provision for credit losses of $3.3 million and $5.1 million for the three and six months ended June 30, 2023. The provision for credit losses in 2023 primarily reflects replenishment as a result of $2.9 million in charge-offs and loan growth.

Net charge-offs totaled $195,000, or 0.02%, of average loans outstanding on an annualized basis, for the quarter ended June 30, 2024 compared to net charge-offs of $2.7 million, or 0.23% for the same period in 2023. For the six months ended June 30, 2024 and 2023, net charge-offs were $320,000 and $2.7 million, respectively.

Noninterest Income.  Total noninterest income was $7.2 million and $12.8 million for the three and six months ended June 30, 2024 compared to $6.5 million and $12.1 million for the respective prior year period. The following table sets forth the components of noninterest income:

	Three Months Ended June 30,		Increase (Decrease)
	2024	2023	Dollars	Percent

	(dollars in thousands)

Intersegment loss	$(464)	$(358)	$(106)	29.6%
Secondary market loan servicing fees, net of guarantee fees	180	195	(15)	(7.7)
Changes in mortgage servicing rights fair value	(74)	29	(103)	(355.2)
Total mortgage banking income (loss)	(358)	(134)	(224)	167.2%
Interchange fees	2,754	2,690	64	2.4
Other deposit account fees	2,469	2,323	146	6.3
Income on retirement plan annuities	141	128	13	10.2
Gain on sale of asset held for sale	1,809	—	1,809	—
Loss on sale of securities	(1,041)	—	(1,041)	—
Bank-owned life insurance income	758	511	247	48.3
Swap fee income	113	277	(164)	(59.2)
Other	511	685	(174)	(25.4)
Total noninterest income	$7,156	$6,480	$676	10.4%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

	Six Months Ended June 30,		Increase (Decrease)
	2024	2023	Dollars	Percent

	(dollars in thousands)

Intersegment loss	$(700)	$(706)	$6	(0.8)%
Secondary market loan servicing fees, net of guarantee fees	360	396	(36)	(9.1)
Changes in mortgage servicing rights fair value	(106)	(107)	1	(0.9)
Total mortgage banking loss	(446)	(417)	(29)	7.0%
Interchange fees	5,320	5,192	128	2.5
Other deposit account fees	4,886	4,554	332	7.3
Income on retirement plan annuities	286	247	39	15.8
Gain on sale of asset held for sale	1,809	—	1,809	—
Loss on sale of securities	(1,041)	—	(1,041)	—
Bank-owned life insurance income	1,504	1,011	493	48.8
Swap fee income	186	455	(269)	(59.1)
Other	955	1,097	(142)	(12.9)
Total noninterest income	$13,459	$12,139	$1,320	10.9%

The primary reasons for the variances within the noninterest income categories shown in the preceding table are noted below:

●	The gain on sale of assets held for sale is from the sale-leaseback of the building that currently houses HarborOne’s Legion Parkway banking center in downtown Brockton.
●	The loss was realized on the sale of $17.5 million of available-for-sale securities with a weighted average book yield of 2.84%
●	The Bank records an intersegment loss on loans purchased from HarborOne Mortgage that is offset in consolidation. The Bank purchased $55.3 million of residential mortgage loans from HarborOne Mortgage during the six months ended June 30, 2024 as compared to $102.1 million for the prior year period.
●	The increase in other deposit account fees for the three and six months ended June 30, 2024 reflects:
an increase in business account fees of $68,000 and $179,000, respectively and an increase in overdraft protection fees of $40,000 and $110,000, respectively.
●	Swap fee income is collected and recorded at the time the swap contract is entered into, and therefore income fluctuates as a function of the swap agreements entered into in a period.

●	BOLI income increase is due to updated crediting rates for 2024.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Noninterest Expense.  Total noninterest expense was $27.8 million and $55.2 million for the three and six months ended June 30, 2024 compared to $26.2 million and $52.4 million prior year period. The following table sets forth the components of noninterest expense:

	Three Months Ended June 30,		Increase (Decrease)
	2024	2023	Dollars	Percent

	(dollars in thousands)

Compensation and benefits	$15,627	$15,067	$560	3.7%
Occupancy and equipment	4,052	3,910	142	3.6
Data processing expenses	2,363	2,355	8	0.3
Loan expenses	187	96	91	94.8
Marketing	1,331	787	544	69.1
Deposit expenses	739	326	413	126.7
Postage and printing	378	398	(20)	(5.0)
Professional fees	771	699	72	10.3
Foreclosed and repossessed assets	1	5	(4)	—
Deposit insurance	992	1,176	(184)	(15.6)
Other expenses	1,350	1,374	(24)	(1.7)
Total noninterest expense	$27,791	$26,193	$1,598	6.1%

	Six Months Ended June 30,		Increase (Decrease)
	2024	2023	Dollars	Percent

	(dollars in thousands)

Compensation and benefits	$30,934	$29,831	$1,103	3.7%
Occupancy and equipment	8,202	8,205	(3)	(0.0)
Data processing expenses	4,833	4,660	173	3.7
Loan expenses	254	183	71	38.8
Marketing	2,114	1,850	264	14.3
Deposit expenses	1,429	860	569	66.2
Postage and printing	802	840	(38)	(4.5)
Professional fees	1,827	1,695	132	7.8
Foreclosed and repossessed assets	5	(12)	17	(141.7)
Deposit insurance	2,156	1,686	470	27.9
Other expenses	2,640	2,585	55	2.1
Total noninterest expense	$55,196	$52,383	$2,813	5.4%

The primary reasons for the significant variances within the noninterest expense categories shown in the preceding table are noted below:

●	The increase in compensation expense primarily reflects higher incentive expense partially offset by lower salary expense. There was no incentive expense recorded in the first half of 2023, consistent with forecasted results at that time.

●	The increase in marketing for the three and six months primarily reflects the $675,000 contribution expense from the bargain purchase element of the property sale noted above in noninterest income.
●	The increase in deposit expense for the three and six months reflects the impact of fewer service charge reversals in 2024.

●	The increase in deposit insurance reflects a two-basis-point increase in the insurance rate and base increase.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

HarborOne Mortgage Segment

Results of Operations for the Three and Six Months June 30, 2024 and 2023

Net Income.  HarborOne Mortgage recorded net loss of $191,000 and net income of $32,000 for the three and six months ended June 30, 2024, compared to a net income of $309,000 and net loss of $984,000 for the prior year periods. The HarborOne Mortgage segment’s results are heavily impacted by prevailing interest rates, refinancing activity, and home sales.

Noninterest Income.  Total noninterest income was $4.8 million and $9.3 million for the three and six months ended June 30, 2024 as compared to $5.9 million and $9.1 million for the respective prior year period. Noninterest income is primarily from mortgage banking income, for which the following table provides further detail:

	Three Months Ended June 30,		Increase (Decrease)
	2024	2023	Dollars	Percent

	(dollars in thousands)

Gain on sale of mortgage loans	$3,141	$3,300	$(159)	(4.8)%
Intersegment gain	464	90	374	415.6
Processing, underwriting and closing fees	467	426	41	9.6
Secondary market loan servicing fees net of guarantee fees	1,710	1,691	19	1.1
Changes in mortgage servicing rights fair value	(1,024)	407	(1,431)	(351.6)
Other	4	0	4	—
Total noninterest income	$4,762	$5,914	$(1,152)	(19.5)%

Originated mortgage servicing rights included in gain on sale of mortgage loans	$430	$660	$(230)	(34.8)%
Change in 10-year Treasury Constant Maturity rate in basis points	16	33

	Six Months Ended June 30,		Increase (Decrease)
	2024	2023	Dollars	Percent

	(dollars in thousands)

Gain on sale of mortgage loans	$5,155	$5,524	$(369)	(6.7)%
Intersegment gain	772	544	228	41.9
Processing, underwriting and closing fees	786	702	84	12.0
Secondary market loan servicing fees net of guarantee fees	3,487	3,430	57	1.7
Changes in mortgage servicing rights fair value	(938)	(1,149)	211	(18.4)
Other	14	0	14	—
Total noninterest income	$9,276	$9,051	$225	2.5%

Originated mortgage servicing rights included in gain on sale of mortgage loans	$641	$1,294	$(653)	(50.5)%
Change in 10-year Treasury Constant Maturity rate in basis points	48	(7)

The primary reasons for the significant variances in the noninterest income category shown in the preceding table are noted below:

●	The change in the MSR fair value is generally consistent with the change in key benchmark residential mortgage rates. As interest rates rise and prepayment speeds decrease, MSR fair value tends to increase. Conversely, when interest rates fall and prepayment speeds increase, MSR fair value tends to decrease. For the three and six months ended June 30, 2024, the MSR fair value declined $744,000 and $437,000, respectively. These changes reflect the increase of benchmark residential rates at June 30, 2024, muted by MSR assumption caps used in the valuation

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

model, offset with amortization related to principal payments. MSR fair value change also includes an economic hedge to partially mitigate potential MSR valuation losses in a declining rate environment. For the three and six months ended June 30, 2024, hedging losses were $280,000 and $501,000, respectively. Future interest rate increases will not necessarily equate to MSR fair value increases in the future as price caps impact the fair value calculation.
●	Loan production and gain on sale of mortgages for three months ended June 30, 2024 was flat versus the comparable prior year period and the six month results were down versus the prior year period, as mortgage demand remains weak on higher interest rates and low for-sale volumes.

The following tables provide additional loan production detail:

	Three Months Ended June 30,
	2024		2023
	Loan		Loan
	Amount	% of Total	Amount	% of Total

	(dollars in thousands)

Product Type
Conventional	$117,199	67.7%	$91,760	53.3%
Government	12,072	7.0	14,015	8.1
State Housing Agency	4,614	2.7	10,969	6.4
Jumbo	38,854	22.5	55,388	32.2
Seconds	255	0.1	21	—
Total	$172,994	100.0%	$172,153	100.0%

Purpose
Purchase	$157,767	91.2%	$159,448	92.6%
Refinance	11,425	6.6	9,203	5.4
Construction	3,802	2.2	3,502	2.0
Total	$172,994	100.0%	$172,153	100.0%

	Six Months Ended June 30,
	2024		2023
	Loan		Loan
	Amount	% of Total	Amount	% of Total

	(dollars in thousands)

Product Type
Conventional	$191,781	69.7%	$154,181	51.8%
Government	24,553	8.9	23,926	8.0
State Housing Agency	9,155	3.3	17,899	6.0
Jumbo	49,557	18.1	101,693	34.2
Seconds	49	0.0	51	—
Total	$275,095	100.0%	$297,750	100.0%

Purpose
Purchase	$241,768	87.9%	$275,496	92.5%
Refinance	25,948	9.4	18,312	6.1
Construction	7,379	2.7	3,942	1.3
Total	$275,095	100.0%	$297,750	100.0%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Noninterest Expense.  Total noninterest expense was $5.3 million and $9.6 million for the three and six months ended June 30, 2024 compared to $5.5 million and $10.8 million for the respective prior year periods. The following table sets forth the components of noninterest expense:

	Three Months Ended June 30,		Increase (Decrease)
	2024	2023	Dollars	Percent

	(dollars in thousands)

Compensation and benefits	$3,944	$3,700	$244	6.6%
Occupancy and equipment	547	688	(141)	(20.5)
Data processing expenses	11	48	(37)	(77.1)
Loan expenses	274	321	(47)	(14.6)
Marketing	36	138	(102)	(73.9)
Postage and printing	8	13	(5)	(38.5)
Professional fees	131	180	(49)	(27.2)
Other expenses	318	405	(87)	(21.5)
Total noninterest expense	$5,269	$5,493	$(224)	(4.1)%

	Six Months Ended June 30,		Increase (Decrease)
	2024	2023	Dollars	Percent

	(dollars in thousands)

Compensation and benefits	$6,863	$7,275	$(412)	(5.7)%
Occupancy and equipment	1,151	1,389	(238)	(17.1)
Data processing expenses	20	89	(69)	(77.5)
Loan expenses	578	547	31	5.7
Marketing	69	256	(187)	(73.0)
Postage and printing	20	23	(3)	(13.0)
Professional fees	263	437	(174)	(39.8)
Other expenses	616	799	(183)	(22.9)
Total noninterest expense	$9,580	$10,815	$(1,235)	(11.4)%

The primary reasons for the significant variances within the noninterest expense categories shown in the preceding table are noted below:

●	The year-to-date decrease in compensation and benefits primarily reflects decreased commission expense consistent with the changes in mortgage origination volumes and decreased staffing levels. The increase for the three months ended June 30, 2024 reflects an increase in mortgage bankers in anticipation of increased volumes for the fall market.

●	The decreases in the other noninterest expense categories for the three and six months ended June 30, 2024 reflect the cost saving actions taken throughout 2023 and continuing into 2024.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Asset Quality

The following table provides information with respect to our nonperforming assets at the dates indicated. We did not have any accruing loans past due 90 days or more at the dates presented.

	June 30,	December 31,
	2024	2023

	(dollars in thousands)

Non-accrual loans:
Commercial real estate	$—	$7,416
Commercial construction	—	—
Commercial and industrial	1,773	1,791
Residential real estate:
One- to four-family	7,087	7,785
Second mortgages and equity lines of credit	862	473
Consumer	44	48
Total non-accrual loans	9,766	17,513
Other real estate owned and repossessed assets:
One- to four-family residential real estate owned	—	—
Other repossessed assets	—	69
Total nonperforming assets	$9,766	$17,582

Period end allowance for credit losses balance	$49,139	$47,972
Period end total loan balance	$4,839,232	$4,750,311
Allowance for credit losses to total loans(1)	1.02%	1.01%
Allowance for credit losses to non-accrual loans	503.16%	273.92%
Total nonperforming loans to total loans (1)	0.20%	0.37%
Total nonperforming assets to total assets	0.17%	0.31%

(1) Total loans are presented before allowance for credit losses, but include deferred loan origination costs (fees), net, and the basis adjustment associated with the application of hedge accounting on certain residential real estate loans. Refer to Note 10 - Derivatives.

Credit quality performance has remained strong, with total nonperforming assets of $9.8 million at June 30, 2024, compared to $17.6 million at December 31, 2023 and $20.2 million at June 30, 2023. Nonperforming assets as a percentage of total assets were 0.17% at June 30, 2024, 0.31% at December 31, 2023, and 0.36% at June 30, 2023. Loans to borrowers experiencing financial difficulty was $15.3 million as of June 30, 2024, representing two credits that were provided rate reduction and term extension modifications. As of June 30, 2024, the loans were performing in accordance with the modified terms, were current and risk-rated special mention.

Management continues to closely monitor the loan portfolio for signs of deterioration in light of speculation that commercial real estate values may deteriorate as the market adjusts to higher vacancies and interest rates. The commercial real estate portfolio is centered in New England, with approximately 75% of the portfolio secured by property located in Massachusetts and Rhode Island. Approximately 60% of the commercial real estate loans are fixed-rate loans which, in the opinion of Management, have limited near-term maturity risk. As of June 30, 2024 and March 31, 2024, commercial loans rated “special mention” amounted to $87.7 million and $67.9 million, respectively. Loans are rated “special mention” at the point when there are signs of potential weakness. Management performs comprehensive reviews and works proactively with creditworthy borrowers facing financial distress and implements prudent workouts and accommodations to improve the Bank’s prospects of contractual repayment.

Three sub-sectors that Management identified as potentially more susceptible to weakness includes business-oriented hotels, non-anchored retail space, and metro office space. As of June 30, 2024, business-oriented hotels loans included 12 loans with a total outstanding balance of $119.7 million, non-anchored retail space loans included 29 loans with a total outstanding balance of $48.6 million, and metro office space loans included one loan with a total outstanding balance of $6.2 million. All of the loans in these groups were performing in accordance with their terms.

Management employs a process and methodology to estimate the ACL on loans that evaluates both quantitative and qualitative factors. The methodology for evaluating quantitative factors consists of two basic components. The first

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

component involves pooling loans into portfolio segments for loans that share similar risk characteristics. A DCF methodology is used to estimate credit losses for each pooled portfolio segment. The methodology incorporates the probability of default and loss given default forecasted based on economic variable loss drivers. Management utilizes multiple economic projections and assumes these variables revert to the long-term average. Reversion towards long-term average generally begins eight quarters after the forecast start date and generally concludes within sixteen quarters of the forecast start date. The DCF methodology combines the probability of default, the loss given default, maturity date and prepayment speeds to estimate a reserve for each loan. The sum of all the loan level reserves is aggregated for each portfolio segment and a loss rate factor is derived. Quantitative loss factors for pooled loans are also supplemented by certain qualitative risk factors reflecting Management’s view of how losses may vary from those represented by quantitative loss rates.

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

In estimating the ACL on loans, Management considers the sensitivity of the model and significant judgments and assumptions that could result in an amount that is materially different from Management’s estimate. Management performed a sensitivity analysis to understand the impact of hypothetical changes in qualitative loss factors on the ACL. Due to the concentration of the Bank’s ACL allocation in the total commercial portfolio, the sensitivity analysis evaluated the impact of changes to commercial loan segments. At June 30, 2024, the potential impact of changes to Management’s judgements on total commercial qualitative risk factors ranged between a $17.7 million reduction and $26.8 million increase in the ACL. This sensitivity analysis does not represent a change to Management’s judgment, but rather provides a hypothetical result to assess the sensitivity of the ACL to a key input.

The ACL was $49.1 million, or 1.02% of total loans, at June 30, 2024, compared to $48.0 million, or 1.01% of total loans, at December 31, 2023. The ACL on individually analyzed loans amounted to $121,000, or 1.24% of the carrying value of individually analyzed loans. The ACL on unfunded commitments, included in other liabilities on the unaudited Consolidated Balance Sheets, amounted to $2.9 million at June 30, 2024, compared to $3.9 million at December 31, 2023 and $4.8 million at June 30, 2023.

The following table sets forth the breakdown of the ACL by loan category at the dates indicated:

	June 30, 2024			December 31, 2023
		% of			% of
		Allowance			Allowance
		Amount to	% of Loans		Amount to	% of Loans
		Total	in Category		Total	in Category
	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans

	(dollars in thousands)

Commercial real estate	$24,364	49.58%	49.20%	$21,288	44.38%	49.35%
Commercial construction	3,733	7.60	4.84	4,824	10.06	4.39
Commercial and industrial	8,523	17.34	10.31	8,107	16.90	9.82
Residential real estate:
One- to four-family	10,703	21.78	31.36	12,101	25.22	31.87
Second mortgages and equity lines of credit	1,474	3.00	3.63	964	2.01	3.73
Residential construction	204	0.42	0.27	418	0.87	0.38
Consumer	138	0.28	0.39	270	0.56	0.46
Total allowance for credit losses on loans	$49,139	100.00%	100.00%	$47,972	100.00%	100.00%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The following table sets forth net charge-offs (recoveries) and the ratio of annualized net charge-offs (recoveries) to average loans for the periods indicated:

	Three Months Ended June 30,
	2024			2023
		Net	Net Charge-		Net	Net Charge-
	Average	Charge-offs	off (Recovery)	Average	Charge-offs	off (Recovery)
	Balance	(Recoveries)	Rate	Balance	(Recoveries)	Rate

	(dollars in thousands)

Commercial:
Commercial real estate	$2,477,675	$—	—%	$2,384,603	$2,917	0.49%
Commercial construction	231,623	—	—%	223,324	—	—%
Commercial and industrial	381,706	184	0.19%	330,365	(247)	(0.30)%
Total commercial loans	$3,091,004	$184	0.02%	$2,938,292	$2,670	0.36%

Residential real estate:
One- to four-family	$1,505,677	$(2)	(0.00)%	$1,485,914	$(1)	(0.00)%
Second mortgages and equity lines of credit	174,323	(3)	(0.01)%	168,100	(36)	(0.08)%
Residential real estate construction	15,059	—	—%	28,846	—	—%
Total residential real estate loans	$1,695,059	$(5)	(0.00)%	$1,682,860	$(37)	(0.01)%

Total Consumer loans	$19,221	$16	0.33%	$29,025	$38	0.52%

Total loans	$4,805,284	$195	0.02%	$4,650,177	$2,671	0.23%

	Six Months Ended June 30,
	2024			2023
		Net	Net Charge-		Net	Net Charge-
	Average	Charge-offs	off (Recovery)	Average	Charge-offs	off (Recovery)
	Balance	(Recoveries)	Rate	Balance	(Recoveries)	Rate

	(dollars in thousands)

Commercial:
Commercial real estate	$2,467,586	$(100)	(0.01)%	$2,378,137	$2,916	0.25%
Commercial construction	226,542	—	—%	215,713	—	—%
Commercial and industrial	371,793	366	0.20%	326,130	(240)	(0.15)%
Total commercial loans	$3,065,921	$266	0.02%	$2,919,980	$2,676	0.18%

Residential real estate:
One- to four-family	$1,507,556	$(2)	(0.00)%	$1,466,533	$(2)	(0.00)%
Second mortgages and equity lines of credit	174,704	(6)	(0.01)%	166,987	(43)	(0.05)%
Residential real estate construction	15,618	—	—%	31,563	—	—%
Total residential real estate loans	$1,697,878	$(8)	(0.00)%	$1,665,083	$(45)	(0.01)%

Total Consumer loans	$19,879	$62	0.62%	$32,647	$29	0.18%

Total loans	$4,783,678	$320	0.01%	$4,617,710	$2,660	0.12%

Net charge-offs were $195,000 and $320,000 for the three and six months ended June 30, 2024. Net charge-offs were $2.7 million for the three and six months ended June 30, 2023. During the quarter ended June 30, 2023 there was a $2.9 million charge off on a single credit.

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

The table below sets forth, as of June 30, 2024 and 2023, the net interest income simulation results that estimate the impact of interest rate changes on the Company’s estimated net interest income over two years:

	Change in Net Interest Income
	(% change from year one base)
Changes in Interest Rates	June 30, 2024		June 30, 2023
(basis points) (1)	Year One	Year Two	Year One	Year Two
+300	(12.0)%	(14.7)%	(11.4)%	(10.9)%
+200	(7.9)%	(9.5)%	(7.3)%	(6.5)%
+100	(3.8)%	(4.4)%	(3.5)%	(2.9)%
-100	4.3%	5.4%	3.6%	3.6%
-200	5.4%	5.5%	5.0%	5.0%
-300	5.9%	4.3%	N/A	N/A
-400	6.2%	2.0%	N/A	N/A

(1) The calculated change in net interest income assumes an instantaneous parallel shift of the yield curve.

Economic Value of Equity Analysis.  The Company also uses the net present value of EVE methodology. This methodology calculates the difference between the present value of expected cash flows from assets and liabilities. The comparative scenarios assume an immediate parallel shift in the yield curve up 100, 200, and 300 basis points and down 100, 200, 300 and 400 basis points.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The table below sets forth, as of June 30, 2024 the estimated changes in the EVE that would result from an instantaneous parallel shift in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

At June 30, 2024
				EVE as a Percentage of Economic
		Estimated Increase (Decrease)		Value of Assets
Changes in Interest Rates	Estimated	in EVE			Changes in
(basis points) (1)	EVE	Amount	Percent	EVE Ratio (2)	Percent
(dollars in thousands)

+ 300	$382,963	$(182,118)	(32.2)%	7.7%	(2.8)%
+ 200	450,225	(114,856)	(20.3)	8.8	(1.7)
+ 100	515,966	(49,115)	(8.7)	9.8	(0.7)
0	565,081	—	—	10.5	—
- 100	601,265	36,184	6.4	10.8	0.3
- 200	573,225	8,144	1.4	10.1	(0.4)
- 300	530,722	(34,359)	(6.1)	9.1	(1.4)
-400	464,640	(100,441)	(17.8)	7.8	(2.7)

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

We continue to focus on maintaining a strong liquidity position. We have access to immediate liquid resources in cash and cash equivalents of $235.1 million at June 30, 2024, which are primarily on deposit with FRBB. Maturities and payments on outstanding loans and investment securities also provide a steady flow of funds. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the FHLB and FRBB. As of June 30, 2024, we had additional borrowing capacity of $733.9 million from the FHLB and $404.9 million from the FRBB based on the amount of collateral pledged. We also have additional borrowing capacity under a $25.0 million unsecured federal funds line with a correspondent bank. Potential sources of liquidity also include unpledged investment securities in our available-for-sale securities portfolio with a carrying value of $7.9 million and our ability to sell loans in the secondary market.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Our core deposits (which we define as deposits other than certificates of deposits) have historically provided us with a long-term source of stable and relatively lower cost source of funding. However, deposit inflows and outflows can vary widely and are influenced by prevailing market interest rates, competition, local and national economic conditions and fluctuations in our business customers’ own liquidity needs and may be negatively impacted by unexpected deposit withdrawals from weakness in the financial markets and industry-wide reductions in liquidity. The Company utilizes third- party brokers to obtain brokered deposits to supplement core deposit fluctuations and loan growth. At June 30, 2024, the Company had $385.3 million in brokered deposits. Additional funding is available through the issuance of long-term debt or equity.

In the ordinary course of the Company’s operations, the Company has entered into certain contractual obligations and has made other commitments to make future payments. At June 30, 2024, we had outstanding commitments to originate loans of $205.0 million and unadvanced funds on loans of $696.5 million. Certificates of deposit that are scheduled to mature within one year from June 30, 2024 totaled $1.21 billion.

The Company believes that it will be able to meet its contractual obligations as they come due through the maintenance of adequate cash levels and liquidity. Other than normal changes in the ordinary course of business, there have been no significant changes in the types of contractual obligations or amounts due since December 31, 2023.

Our ability to maintain adequate levels of liquidity is dependent on our ability to continue to maintain a strong risk profile and capital base. The Company and the Bank are subject to various regulatory capital requirements. At June 30, 2024, the Company and the Bank exceeded all regulatory capital requirements and were considered “well capitalized” under regulatory guidelines. See Note 12 of the Notes to Consolidated Financial Statements.

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

The following table reconciles the Company’s tangible-common-equity-to-tangible-assets ratio for the periods indicated:

	June 30,
	2024	2023
(dollars on thousands)

Tangible common equity:
Total stockholders' equity	$577,329	$595,532
Less: Goodwill	59,042	69,802
Less: Other intangible assets (1)	1,136	1,893
Tangible common equity	$517,151	$523,837

Tangible assets:
Total assets	$5,787,035	$5,659,254
Less: Goodwill	59,042	69,802
Less: Other intangible assets (1)	1,136	1,893
Tangible assets	$5,726,857	$5,587,559

Tangible common equity / tangible assets (2)	9.03%	9.38%

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation under the supervision and with the participation of the Company’s Management, including the Company’s principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures as of the period ended June 30, 2024. Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s Management including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures. The Company will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)	Unregistered Sales of Equity Securities. None.

b)	Use of Proceeds. None.

c)	Repurchase of Equity Securities.

			Total number of	Maximum number (or
			shares (or units)	approximate dollar
			purchased as part	value) of shares (or
	Total number of		of publicly	units) that may yet be
	shares (or units)	Average price paid	announced plans or	purchased under the
Period	purchased	per share (or unit)	programs	plans or programs
April 1 to April 30, 2024	365,000	$9.87	365,000	178,539
May 1 to May 31, 2024	178,539	10.86	543,539	2,222,568
June 1 to June 30, 2024	51,414	10.69	594,953	2,171,154
	594,953	$10.24	594,953	2,171,154

During the second quarter of 2024, the Company completed its previously announced sixth share repurchase program of 2,325,489 shares at an average price of $10.16, including $0.10 per share of excise tax.

On May 29, 2024, the Company announced a share repurchase program to repurchase up to 2,222,568 shares of its common stock, or approximately 5% of its outstanding shares. During the second quarter of 2024, the Company repurchased 51,414 shares at an average cost of $10.69 per share in open market transactions under the share repurchase program. The share repurchase program will expire on May 28, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

a)None.

b)None.

c) During the quarter ended June 30, 2024, none of the Company’s directors or executive officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) had in place, or adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as such term is defined in the Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

The exhibits listed in the Exhibit Index are included in, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (and are numbered in accordance with Item 601 of Regulation S-K):

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
101

Interactive data files (formatted in Inline XBRL) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, (ii) the Consolidated Statements of Income for the three months and six months ended June 30, 2024 and 2023 (iii) the Consolidated Statements of Comprehensive (Loss) Income for the three months and six months ended June 30, 2024 and 2023, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the three months and six months ended June 30, 2024 and 2023, (v) the Consolidated Statements of Cash Flows for the three months and six months ended June 30, 2024 and 2023, and (vi) the Notes to the unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)

*Filed herewith

**Furnished herewith

† Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HarborOne Bancorp, Inc.

Date: August 6, 2024	By:	/s/ Joseph F. Casey
Joseph F. Casey
President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2024	By:	/s/ Stephen W. Finocchio
Stephen W. Finocchio
Executive Vice President and Chief Financial Officer (Principal Financial Officer)