Form 10-Q
period 2024-09-30
HarborOne Bancorp, Inc.
filed 2024-11-12
CIK 1769617

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 7, 2024  there were 44,051,554 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

Glossary of Acronyms and Terms

The following is a list of common acronyms and terms used regularly in our financial reporting:

ACL	Allowance for Credit Losses
ASU	Accounting Standards Update
Bank	HarborOne Bank
BIC	Borrower-in-custody
BOLI	Bank-owned life insurance
BTFP	Bank Term Funding Program
Company	HarborOne Bancorp, Inc.
CRE	Commercial real estate
DCF	Discounted cash flow
DIF	Massachusetts Depositors Insurance Fund
EPS	Earnings Per Share
ESOP	Employee Stock Ownership Plan
EVE	Equity at risk
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Federal Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FRBB	Federal Reserve Bank of Boston
GAAP	Accounting principles generally accepted in the United States of America
HarborOne Mortgage	HarborOne Mortgage, LLC
Management	Company's management
MSRs	Mortgage servicing rights
PPP	Paycheck Protection Program
ROU	Right-of-use
SBA	U.S. Small Business Administration
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Treasury	U.S. Department of the Treasury

HarborOne Bancorp, Inc.

Consolidated Balance Sheets (unaudited)

	September 30,	December 31,
(in thousands, except share data)	2024	2023

Assets
Cash and due from banks	$39,668	$38,876
Short-term investments	184,611	188,474
Total cash and cash equivalents	224,279	227,350

Securities available for sale, at fair value	276,817	290,151
Securities held to maturity, at amortized cost (fair value of $19,491 at September 30, 2024 and $19,262 at December 31, 2023)	19,625	19,796
Federal Home Loan Bank stock, at cost	17,476	27,098
Asset held for sale	—	348
Loans held for sale, at fair value	28,467	19,686
Loans	4,879,503	4,750,311
Less: Allowance for credit losses on loans	(54,004)	(47,972)
Net loans	4,825,499	4,702,339
Accrued interest receivable	19,382	18,169
Mortgage servicing rights, at fair value	43,067	46,111
Property and equipment, net	46,835	48,749
Retirement plan annuities	15,578	15,170
Bank-owned life insurance	96,956	94,675
Goodwill	59,042	59,042
Intangible assets	947	1,515
Other assets	101,997	97,697
Total assets	$5,775,967	$5,667,896

Liabilities and Stockholders' Equity
Deposits:
Demand deposit accounts	$713,379	$659,973
NOW accounts	296,322	305,825
Regular savings and club accounts	926,192	1,265,315
Money market deposit accounts	1,162,930	966,201
Term certificate accounts	1,063,672	863,457
Brokered deposits	373,682	326,638
Total deposits	4,536,177	4,387,409
Borrowings	539,364	568,462
Mortgagors' escrow accounts	9,172	8,872
Accrued interest payable	11,544	5,251
Other liabilities and accrued expenses	95,508	114,143
Total liabilities	5,191,765	5,084,137

Commitments and contingencies (Notes 7, 12 and 13)

Common stock, $0.01 par value; 150,000,000 shares authorized; 60,529,972 and 60,255,288 shares issued; 44,130,134 and 45,401,224 shares outstanding at September 30, 2024 and December 31, 2023, respectively	598	598
Additional paid-in capital	488,983	486,502
Retained earnings	368,222	359,656
Treasury stock, at cost, 16,399,838 and 14,854,064 shares at September 30, 2024 and December 31, 2023, respectively	(210,197)	(193,590)
Accumulated other comprehensive loss	(38,997)	(43,622)
Unearned compensation - ESOP	(24,407)	(25,785)
Total stockholders' equity	584,202	583,759
Total liabilities and stockholders' equity	$5,775,967	$5,667,896

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2024	2023	2024	2023

Interest and dividend income:
Interest and fees on loans	$63,595	$58,124	$185,044	$166,399
Interest on loans held for sale	546	370	1,136	982
Interest on taxable securities	1,965	2,003	6,151	6,117
Other interest and dividend income	2,928	2,667	11,558	6,405
Total interest and dividend income	69,034	63,164	203,889	179,903

Interest expense:
Interest on deposits	29,969	25,039	84,140	61,014
Interest on borrowings	7,172	6,439	25,924	19,658
Interest on subordinated debentures	—	606	—	1,653
Total interest expense	37,141	32,084	110,064	82,325

Net interest and dividend income	31,893	31,080	93,825	97,578
Provision for credit (benefits) losses	5,903	(113)	6,350	5,036

Net interest and dividend income, after provision for credit (benefits) losses	25,990	31,193	87,475	92,542

Noninterest income:
Mortgage banking income:
Gain on sale of mortgage loans	3,752	2,704	8,908	8,228
Changes in mortgage servicing rights fair value	(2,641)	125	(3,685)	(1,131)
Other	2,390	2,270	7,022	6,798
Total mortgage banking income	3,501	5,099	12,245	13,895
Deposit account fees	5,370	5,133	15,576	14,878
Income on retirement plan annuities	122	146	408	393
Gain on sale of asset held for sale	—	—	1,809	—
Loss on sale of securities	—	—	(1,041)	—
Bank-owned life insurance income	777	531	2,281	1,542
Other income	798	689	1,950	2,242
Total noninterest income	10,568	11,598	33,228	32,950

Noninterest expense:
Compensation and benefits	18,551	18,699	55,163	54,718
Occupancy and equipment	4,628	4,430	14,045	14,103
Data processing	2,711	2,548	7,565	7,297
Loan expenses	457	385	1,289	1,115
Marketing	549	794	2,733	2,900
Deposit expenses	722	534	2,151	1,394
Postage and printing	338	348	1,177	1,230
Professional fees	1,292	1,374	3,985	3,989
Foreclosed and repossessed assets	1	2	6	(10)
Deposit insurance	1,028	1,004	3,185	2,690
Other expenses	1,991	1,754	5,863	5,680
Total noninterest expense	32,268	31,872	97,162	95,106

Income before income taxes	4,290	10,919	23,541	30,386

Income tax provision	366	2,507	5,021	7,198

Net income	$3,924	$8,412	$18,520	$23,188

Earnings per common share:
Basic	$0.10	$0.20	$0.45	$0.53
Diluted	$0.10	$0.20	$0.45	$0.53
Weighted average shares outstanding:
Basic	40,984,857	42,876,893	41,395,517	43,591,954
Diluted	41,336,985	42,983,477	41,609,933	43,793,137

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023

Net income	$3,924	$8,412	$18,520	$23,188
Other comprehensive income:

Unrealized gain/loss on cashflow hedge:
Unrealized holding gains (losses)	(289)	598	697	2,005
Reclassification adjustment for net gains included in net income	(1,281)	(1,221)	(3,780)	(3,373)
Net change in unrealized losses on derivatives in cashflow hedging instruments	(1,570)	(623)	(3,083)	(1,368)
Related tax effect	449	175	882	385
Net-of-tax amount	(1,121)	(448)	(2,201)	(983)

Unrealized gain/loss on securities available for sale:
Unrealized holding gains (losses)	13,102	(14,718)	8,812	(12,995)
Reclassification adjustment for realized losses	—	—	1,041	—
Net unrealized gains (losses)	13,102	(14,718)	9,853	(12,995)
Related tax effect	(2,934)	4,487	(2,964)	4,129
Net-of-tax amount	10,168	(10,231)	6,889	(8,866)

Postretirement benefit:
Adjustment of accumulated obligation for postretirement benefits	1	—	1	1
Reclassification adjustment for gains recognized in net periodic benefit cost	(22)	(20)	(64)	(59)
Net gains	(21)	(20)	(63)	(58)

Total other comprehensive income (loss)	9,026	(10,699)	4,625	(9,907)

Comprehensive income (loss)	$12,950	$(2,287)	$23,145	$13,281

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

						Accumulated
	Common Stock		Additional		Treasury	Other	Unearned	Total
	Outstanding		Paid-in	Retained	Stock,	Comprehensive	Compensation	Stockholders'
(in thousands, except share data)	Shares	Amount	Capital	Earnings	at Cost	Income (Loss)	- ESOP	Equity

Balance at June 30, 2023	46,575,478	$597	$484,544	$364,709	$(181,324)	$(46,290)	$(26,704)	$595,532

Comprehensive income (loss)	—	—	—	8,412	—	(10,699)	—	(2,287)
Dividends declared of $0.075 per share	—	—	—	(3,191)	—	—	—	(3,191)
ESOP shares committed to be released (57,681 shares)	—	—	104	—	—	—	459	563
Restricted stock awards granted, net of forfeitures	(7,591)	—	—	—	—	—	—	—
Share-based compensation expense	—	—	496	—	—	—	—	496
Treasury stock purchased	(652,523)	—	—	—	(6,479)	—	—	(6,479)

Balance at September 30, 2023	45,915,364	$597	$485,144	$369,930	$(187,803)	$(56,989)	$(26,245)	$584,634

Balance at June 30, 2024	44,459,490	$598	$487,980	$367,584	$(205,944)	$(48,023)	$(24,866)	$577,329

Comprehensive income (loss)	—	—	—	3,924	—	9,026	—	12,950
Dividends declared of $0.08 per share	—	—	—	(3,286)	—	—	—	(3,286)
ESOP shares committed to be released (57,681 shares)	—	—	260	—	—	—	459	719
Restricted stock awards granted, net of forfeitures	5,314	—	—	—	—	—	—	—
Share-based compensation expense	—	—	610	—	—	—	—	610
Stock options exercised	13,000	—	133	—	—	—	—	133
Treasury stock purchased	(347,670)	—	—	—	(4,253)	—	—	(4,253)

Balance at September 30, 2024	44,130,134	$598	$488,983	$368,222	$(210,197)	$(38,997)	$(24,407)	$584,202

HarborOne Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

						Accumulated
	Common Stock		Additional		Treasury	Other	Unearned	Total
	Outstanding		Paid-in	Retained	Stock,	Comprehensive	Compensation	Stockholders'
(in thousands, except share data)	Shares	Amount	Capital	Earnings	at Cost	Income (Loss)	- ESOP	Equity

Balance at December 31, 2022	48,961,452	$596	$483,031	$356,438	$(148,384)	$(47,082)	$(27,623)	$616,976

Comprehensive income (loss)	—	—	—	23,188	—	(9,907)	—	13,281
Dividends declared of $0.225 per share	—	—	—	(9,696)	—	—	—	(9,696)
ESOP shares committed to be released (173,042 shares)	—	—	507	—	—	—	1,378	1,885
Restricted stock awards granted, net of forfeitures	134,341	—	—	—	—	—	—	—
Share-based compensation expense	—	1	1,606	—	—	—	—	1,607
Treasury stock purchased	(3,180,429)	—	—	—	(39,419)	—	—	(39,419)

Balance at September 30, 2023	45,915,364	$597	$485,144	$369,930	$(187,803)	$(56,989)	$(26,245)	$584,634

Balance at December 31, 2023	45,401,224	598	486,502	359,656	(193,590)	(43,622)	(25,785)	583,759

Comprehensive income (loss)	—	—	—	18,520	—	4,625	—	23,145
Dividends declared of $0.24 per share	—	—	—	(9,954)	—	—	—	(9,954)
ESOP shares committed to be released (115,362 shares)	—	—	554	—	—	—	1,378	1,932
Restricted stock awards granted, net of forfeitures	197,824	—	—	—	—	—	—	—
Performance stock units vested	63,860	—	—	—	—	—	—	—
Share-based compensation expense	—	—	1,794	—	—	—	—	1,794
Stock options exercised	13,000	—	133	—	—	—	—	133
Treasury stock purchased	(1,545,774)	—	—	—	(16,607)	—	—	(16,607)

Balance at September 30, 2024	44,130,134	$598	$488,983	$368,222	$(210,197)	$(38,997)	$(24,407)	$584,202

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in thousands)	2024	2023

Cash flows from operating activities:
Net income	$18,520	$23,188
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	6,350	5,036
Net amortization of securities premiums/discounts	287	338
Proceeds from sale of loans	400,620	331,775
Loans originated for sale	(400,392)	(322,929)
Accretion of net deferred loan costs/fees and premiums	(125)	(94)
Depreciation and amortization of premises and equipment	2,813	2,872
Change in mortgage servicing rights fair value	4,029	1,131
Mortgage servicing rights capitalized	(985)	(2,194)
Accretion of fair value adjustment on loans and deposits, net	(376)	(251)
Amortization of other intangible assets	568	568
Amortization of subordinated debt issuance costs	—	95
Loss on sale of securities	1,041	—
Net gains on mortgage loan sales, including fair value adjustments	(9,009)	(8,098)
Bank-owned life insurance income	(2,281)	(1,542)
Income on retirement plan annuities	(408)	(393)
Gain on sale of asset held for sale	(1,809)	—
Net loss on disposal of premises and equipment	—	17
Net gain on sale and write-down of other real estate owned and repossessed assets	(5)	(12)
Bargain purchase contribution	675	—
ESOP expense	1,932	1,885
Share-based compensation expense	1,794	1,607
Decrease in operating lease ROU assets	1,358	1,478
Decrease in operating lease liabilities	(1,260)	(1,473)
Change in other assets	(12,668)	(9,393)
Change in other liabilities	(10,316)	45,973
Net cash provided by operating activities	353	69,584

Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	15,958	16,731
Purchases	(10,689)	—
Sales	16,584	—
Activity in securities held to maturity:
Maturities, prepayment and calls	176	160
Net redemption (purchase) of FHLB stock	9,622	(3,307)
Proceeds on asset held for sale	1,482	—
Participation-in loan purchases	(9,633)	(31,443)
Net loan originations	(119,037)	(145,625)
Proceeds from sale of other real estate owned and repossessed assets	115	282
Additions to property and equipment	(899)	(3,565)
Net cash used by investing activities	(96,321)	(166,767)

(continued)

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in thousands)	2024	2023

Cash flows from financing activities:
Net increase in deposits	148,768	220,355
Net change in short-term borrowed funds	(243,000)	(135,000)
Proceeds from borrowings	427,326	255,000
Repayment of borrowings	(213,424)	(45,204)
Net change in mortgagors' escrow accounts	300	618
Proceeds from exercise of stock options	133	—
Treasury stock purchased	(16,607)	(39,419)
Dividends paid	(10,599)	(10,400)
Net cash provided by financing activities	92,897	245,950

Net change in cash and cash equivalents	(3,071)	148,767

Cash and cash equivalents at beginning of period	227,350	98,017

Cash and cash equivalents at end of period	$224,279	$246,784

Supplemental cash flow information:
Interest paid on deposits	$83,446	$59,691
Interest paid on borrowed funds	20,271	21,242
Income taxes paid, net	7,243	7,507
Transfer of loans to other real estate owned and repossessed assets	41	228
Dividends declared	9,954	9,696

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

The unaudited interim Consolidated Financial Statements include the accounts of the Company; the Company’s subsidiaries, Legion Parkway Company LLC (a security corporation) and HarborOne Bank; and the Bank’s wholly owned subsidiaries, which consist of HarborOne Mortgage, LLC, HarborOne Security Company, Inc., and a passive investment corporation. The passive investment corporation maintains and manages certain assets of the Bank. The security company was established for the purpose of buying, holding and selling securities on its own behalf. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The Company’s primary deposit products are checking, money market, savings, and term certificate of deposit accounts, while its primary lending products are commercial real estate, commercial, residential mortgages, home equity lines of credit, and consumer loans. The Company also originates, sells and services residential mortgage loans through HarborOne Mortgage.

Risks and Uncertainties

Macroeconomic trends are mixed as uncertainty remains about the economy and banking industry. Market conditions and external factors may unpredictably impact the Company causing adverse effects on its business, financial condition, results of operations and cash flows. If there is severe or prolonged inflation or a recession, the Company’s customers could experience similar adverse effects from these uncertainties that would impair their ability to fulfill their financial obligations to the Company resulting in deteriorating credit quality and loan charge-offs.

The competitive landscape for deposits in the banking industry and the interest rate environment has increased competition for liquidity and the premium at which liquidity is available to meet funding needs. An unexpected increase of withdrawals of deposits could adversely impact the Company’s ability to fund its operations, potentially requiring greater reliance on sources of liquidity to meet withdrawal demands or to fund continuing operations. These sources may include proceeds from FRBB and FHLB advances, sales of investment securities and loans, federal funds lines of credit from correspondent banks, and brokered deposits.

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

2.DEBT SECURITIES

The following is a summary of securities available for sale and held to maturity:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value

	(in thousands)

September 30, 2024:
Securities available for sale
U.S. government and government-sponsored enterprise obligations	$42,143	$—	$5,231	$—	$36,912
U.S. government agency and government-sponsored residential mortgage-backed securities	283,381	197	46,929	—	236,649
SBA asset-backed securities	1,446	—	63	—	1,383
Corporate bonds	2,000	24	151	—	1,873
Total securities available for sale	$328,970	$221	$52,374	$—	$276,817

Securities held to maturity
U.S. government and government-sponsored enterprise obligations	$15,000	$—	$148	$—	$14,852
SBA asset-backed securities	4,625	14	—	—	4,639
Total securities held to maturity	$19,625	$14	$148	$—	$19,491

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value

	(in thousands)

December 31, 2023:
Securities available for sale
U.S. government and government-sponsored enterprise obligations	$47,143	$—	$6,961	$—	$40,182
U.S. government agency and government-sponsored residential mortgage-backed securities	300,277	3	54,683	—	245,597
U.S. government-sponsored collateralized mortgage obligations	1,852	—	70	—	1,782
SBA asset-backed securities	1,885	—	107	—	1,778
Corporate bonds	1,000	—	188	—	812
Total securities available for sale	$352,157	$3	$62,009	$—	$290,151

Securities held to maturity
U.S. government and government-sponsored enterprise obligations	$15,000	$—	$438	$—	$14,562
SBA asset-backed securities	4,796	—	96	—	4,700
Total securities held to maturity	$19,796	$—	$534	$—	$19,262

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Accrued interest receivable is excluded from the amortized cost basis of debt securities. Accrued interest receivable totaled $852,000 and $940,000 as of September 30, 2024 and December 31, 2023, respectively. At September 30, 2024, available-for-sale debt securities with a fair value of $149.4 million were pledged for the BTFP borrowing, and available-for-sale debt securities with a fair value of $124.2 million and held-to-maturity securities with a fair value of $14.9 million were pledged as collateral to provide borrowing capacity through the Federal Reserve’s Discount Window.

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2024 is as follows:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(in thousands)

After 1 year through 5 years	$17,643	$16,071	$15,000	$14,852
After 5 years through 10 years	26,500	22,714	—	—
Over 10 years	—	—	—	—
	44,143	38,785	15,000	14,852

U.S. government agency and government-sponsored residential mortgage-backed securities	283,381	236,649	—	—
SBA asset-backed securities	1,446	1,383	4,625	4,639

Total	$328,970	$276,817	$19,625	$19,491

U.S. government-sponsored residential mortgage-backed securities and securities whose underlying assets are loans from the SBA have stated maturities of two to 29 years; however, it is expected that such securities will have shorter actual lives due to prepayments. U.S. government and government-sponsored enterprise obligations and corporate bonds are callable at the discretion of the issuer. U.S. government and government-sponsored enterprise obligations and corporate bonds with a total fair value of $53.6 million have a final maturity of two to eight years and a call feature of one month to three years. At September 30, 2024, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholder equity.

The following table shows proceeds and gross realized gains and losses related to the sales of securities for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)

Sales
Proceeds	$—	$—	$16,584	$—
Gross gains	—	—	—	—
Gross losses	—	—	1,041	—

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Information pertaining to securities with gross unrealized losses at September 30, 2024 and December 31, 2023, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Twelve Months and Over
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

	(in thousands)

September 30, 2024:
Securities available for sale

U.S. government and government-sponsored enterprise obligations	$—	$—	$5,231	$36,912
U.S. government agency and government-sponsored residential mortgage-backed securities	—	—	46,929	222,177
SBA asset-backed securities	—	—	63	1,383
Corporate bonds	—	—	151	849
	$—	$—	$52,374	$261,321

Securities held to maturity

U.S. government and government-sponsored enterprise obligations	$—	$—	148	14,852
SBA asset-backed securities	—	—	—	—
	$—	$—	$148	$14,852

December 31, 2023:
Securities available for sale

U.S. government and government-sponsored enterprise obligations	$—	$—	$6,961	$40,182
U.S. government agency and government-sponsored residential mortgage-backed securities	—	—	54,683	240,955
U.S. government-sponsored collateralized mortgage obligations	—	—	70	1,782
SBA asset-backed securities	—	—	107	1,778
Corporate bonds	—	—	188	812
	$—	$—	$62,009	$285,509

Securities held to maturity

U.S. government and government-sponsored enterprise obligations	$—	$—	$438	$14,562
SBA asset-backed securities	96	4,700	—	—
	$96	$4,700	$438	$14,562

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

As of September 30, 2024, the Company’s security portfolio consisted of 111 debt securities, 102 of which were in an unrealized loss position. The unrealized losses are primarily related to the Company’s debt securities that were issued by U.S. government-sponsored enterprises and agencies. The Company does not believe that the debt securities that were in an unrealized loss position as of September 30, 2024 represent a credit loss impairment. As of September 30, 2024, and December 31, 2023, the gross unrealized loss positions were primarily related to mortgage-backed securities and other obligations issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Total gross unrealized losses were primarily attributable to changes in interest rates relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.

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

Management expects to recover the entire amortized cost basis of the available-for-sale debt securities with an unrealized loss. Furthermore, the Company does not intend to sell these securities, and it is unlikely that the Company will be required to sell these securities, before recovery of their cost basis, which may be at maturity. Therefore, no ACL was recorded at September 30, 2024.

As of September 30, 2024, the held-to-maturity securities were U.S. government-sponsored enterprise obligations. These securities are guaranteed by the government-sponsored enterprise with a long history of no credit losses, and Management has determined these securities to have a zero loss expectation and therefore does not estimate an ACL on these securities.

3.LOANS HELD FOR SALE

The following table provides the fair value and contractual principal balance outstanding of loans held for sale accounted for under the fair value option:

	September 30,	December 31,
	2024	2023

	(in thousands)

Loans held for sale, fair value	$28,467	$19,686
Loans held for sale, contractual principal outstanding	27,835	19,155
Fair value less unpaid principal balance	$632	$531

The Company has elected the fair value option for mortgage loans held for sale to better match changes in fair value of the loans with changes in the fair value of the forward sale commitment contracts used to economically hedge them. Changes in fair value of mortgage loans held for sale accounted for under the fair value option election amounted to an increase of $495,000 and $100,000 in the three and nine months ended September 30, 2024, respectively, to $632,000, compared to a decrease of $165,000 and $130,000 in the three and nine months ended September 30, 2023, respectively. These amounts are offset in earnings by the changes in fair value of forward sale commitments. The changes in fair value are reported as a component of gain on sale of mortgage loans in the unaudited Consolidated Statements of Income.

At September 30, 2024 and December 31, 2023, there were no loans held for sale that were greater than 90 days past due.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

4.LOANS AND ALLOWANCE FOR CREDIT LOSSES

A summary of the balances of loans follows:

	September 30,	December 31,
	2024	2023

	(in thousands)

Commercial:
Commercial real estate	$2,321,148	$2,343,675
Commercial construction	270,389	208,443
Commercial and industrial	549,908	466,443
Total commercial loans	3,141,445	3,018,561

Residential real estate:
One- to four-family	1,522,411	1,513,554
Second mortgages and equity lines of credit	182,807	177,135
Residential real estate construction	13,206	18,132
Total residential real estate loans	1,718,424	1,708,821

Consumer loans:
Auto	9,755	13,603
Personal	8,421	8,433
Total consumer loans	18,176	22,036

Total loans before basis adjustment	4,878,045	4,749,418
Basis adjustment associated with fair value hedge (1)	1,458	893
Total loans	4,879,503	4,750,311
Allowance for credit losses on loans	(54,004)	(47,972)
Loans, net	$4,825,499	$4,702,339

(1) Represents the basis adjustment associated with the application of hedge accounting on certain loans. Refer to Note 10 - Derivatives.

The net unamortized deferred loan origination costs included in total loans and leases were $8.7 million and $8.5 million as of September 30, 2024 and December 31, 2023, respectively.

The Company has transferred a portion of its originated commercial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying unaudited interim Consolidated Balance Sheets. The Company and participating lenders share ratably in cash flows and any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders, and disburses required escrow funds to relevant parties. At September 30, 2024 and December 31, 2023, the Company was servicing commercial loans for participants in the aggregate amounts of $417.8 million and $413.0 million, respectively.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents the activity in the ACL on loans for the three and nine months ended September 30, 2024 and 2023:

					Second
					Mortgages and	Residential
	Commercial	Commercial	Commercial	One- to Four-	Equity Lines	Real Estate
	Real Estate	Construction	and Industrial	Family	of Credit	Construction	Consumer	Total

	(in thousands)

Balance at June 30, 2024	$24,364	$3,733	$8,523	$10,703	$1,474	$204	$138	$49,139

Charge-offs	—	—	(147)	—	—	—	(45)	(192)
Recoveries	3	—	1	—	—	—	6	10
Provision	4,552	813	913	(1,184)	(98)	23	28	5,047
Balance at September 30, 2024	$28,919	$4,546	$9,290	$9,519	$1,376	$227	$127	$54,004

					Second
					Mortgages and	Residential
	Commercial	Commercial	Commercial	One- to Four-	Equity Lines	Real Estate
	Real Estate	Construction	and Industrial	Family	of Credit	Construction	Consumer	Total

	(in thousands)

Balance at December 31, 2023	$21,288	$4,824	$8,107	$12,101	$964	$418	$270	$47,972

Charge-offs	—	—	(559)	—	—	—	(111)	(670)
Recoveries	103	—	47	2	6	—	10	168
Provision	7,528	(278)	1,695	(2,584)	406	(191)	(42)	6,534
Balance at September 30, 2024	$28,919	$4,546	$9,290	$9,519	$1,376	$227	$127	$54,004

					Second
					Mortgages and	Residential
	Commercial	Commercial	Commercial	One- to Four-	Equity Lines	Real Estate
	Real Estate	Construction	and Industrial	Family	of Credit	Construction	Consumer	Total

	(in thousands)

Balance at June 30, 2023	$20,599	$5,373	$7,750	$12,185	$1,012	$630	$272	$47,821

Charge-offs	—	—	(16)	—	—	—	(21)	(37)
Recoveries	2	—	—	—	40	—	13	55
Provision	900	(937)	242	488	(28)	(164)	(28)	473
Balance at September 30, 2023	$21,501	$4,436	$7,976	$12,673	$1,024	$466	$236	$48,312

					Second
					Mortgages and	Residential
	Commercial	Commercial	Commercial	One- to Four-	Equity Lines	Real Estate
	Real Estate	Construction	and Industrial	Family	of Credit	Construction	Consumer	Total

	(in thousands)

Balance at December 31, 2022	$20,357	$4,645	$7,236	$11,532	$924	$280	$262	$45,236

Charge-offs	(2,918)	—	(51)	—	—	—	(70)	(3,039)
Recoveries	4	—	275	2	83	—	34	398
Provision	4,058	(209)	516	1,139	17	186	10	5,717
Balance at September 30, 2023	$21,501	$4,436	$7,976	$12,673	$1,024	$466	$236	$48,312

As of September 30, 2024, the carrying value of individually analyzed loans amounted to $67.1 million, with a related allowance of $5.3 million, and $65.7 million of individually analyzed loans were considered collateral-dependent. As of December 31, 2023, the carrying value of individually analyzed loans amounted to $17.5 million, with a related allowance of $108,000, and $17.3 million of individually analyzed loans were considered collateral-dependent.

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

The following table presents the carrying value of collateral-dependent individually analyzed loans as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
		Related		Related
	Carrying Value	Allowance	Carrying Value	Allowance

	(in thousands)

Commercial:
Commercial real estate	$48,044	$5,205	$7,416	$5
Commercial and industrial	1,300	130	1,793	101
Commercial construction	6,912	—	—	—
Total Commercial	56,256	5,335	9,209	106
Residential real estate	9,451	—	8,054	—
Total	$65,707	$5,335	$17,263	$106

The following is a summary of past due and non-accrual loans at September 30, 2024 and December 31, 2023:

			90 Days
	30-59 Days	60-89 Days	or More	Total	Loans on
	Past Due	Past Due	Past Due	Past Due	Non-accrual

	(in thousands)

September 30, 2024
Commercial real estate	$—	$2,848	$—	$2,848	$17,171
Commercial construction	—	—	—	—	—
Commercial and industrial	706	560	1,366	2,632	1,743
Residential real estate:
One- to four-family	197	7,503	6,337	14,037	8,768
Construction	621	—	—	621	—
Second mortgages and equity lines of credit	549	376	171	1,096	683
Consumer:
Auto	34	—	15	49	15
Personal	14	6	22	42	28
Total	$2,121	$11,293	$7,911	$21,325	$28,408

December 31, 2023
Commercial real estate	$—	$—	$5,751	$5,751	$7,416
Commercial construction	—	—	—	—	—
Commercial and industrial	247	166	1,332	1,745	1,791
Residential real estate:
One- to four-family	4,704	2,413	4,418	11,535	7,785
Second mortgages and equity lines of credit	164	130	57	351	473
Consumer:
Auto	96	69	4	169	4
Personal	16	5	31	52	44
Total	$5,227	$2,783	$11,593	$19,603	$17,513

At September 30, 2024 and December 31, 2023, there were no loans past due 90 days or more and still accruing.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Loan Modifications to Borrowers Experiencing Financial Difficulty

The Bank will modify the contractual terms of loans to a borrower experiencing financial difficulties as a way to mitigate loss and to comply with regulations regarding bankruptcy and discharge situations. Modifications to borrowers experiencing financial difficulty may include interest rate reductions, principal or interest forgiveness, forbearances, term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral.

The following table presents the amortized cost basis of loans at September 30, 2024 that were both experiencing financial difficulty and modified during the three and nine months ended September 30, 2024, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
			Total Class			Total Class
	Term	Interest Rate	of Financing	Term	Interest Rate	of Financing
	Extension	Reduction	Receivable	Extension	Reduction	Receivable

	(in thousands)			(in thousands)

Commercial real estate	$—	$—	—%	$—	$15,275	0.66%
Commercial and industrial	—	—	—	51	—	0.01

Total	$—	$—		$51	$15,275

The financial effect of the modifications to loans in the commercial real estate category was a reduced weighted-average contractual rate from 5.6% to 4%, and the financial effect of the modification to the loan in the commercial and industrial category was an additional 7.7 years to the life of the loan. There were no material loan modifications based on borrower financial difficulty during the three and nine months ended September 30, 2023.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. As of September 30, 2024, modified loans to borrowers experiencing financial difficulty had a current payment status. During the three and nine months ended September 30, 2024 and 2023, there were no loans to borrowers experiencing financial difficulty that had a payment default and were modified in the twelve months prior to that default. Default is determined at 90 or more days past due, upon charge-off, or upon foreclosure. Modified loans in default are individually evaluated for the allowance for credit losses or if the modified loan is deemed uncollectible, the loan, or a portion of the loan, is written off, and the allowance for credit losses is adjusted accordingly.

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

On an annual basis, or more often if needed, the Company formally reviews, on a risk-adjusted basis, the ratings on substantially all commercial real estate, construction and commercial loans. Semi-annually, the Company engages an independent third party to review a significant portion of loans within these segments. Management uses the results of these reviews as part of its annual review process.

Residential and Consumer

On a monthly basis, the Company reviews the residential construction, residential real estate, and consumer installment portfolios for credit quality primarily through the use of delinquency reports.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table summarizes the Company’s loan portfolio by credit quality indicator and loan portfolio segment as of September 30, 2024:

								Revolving
							Revolving	Loans
							Loans	Converted
	Term Loans at Amortized Cost by Origination Year						Amortized	to Term
	2024	2023	2022	2021	2020	Prior	Cost	Loans	Total

	(in thousands)

As of September 30, 2024

Commercial real estate
Pass	$81,965	$156,438	$770,829	$453,034	$197,742	$555,260	$—	$—	$2,215,268
Special mention	—	4,599	19,976	—	12,116	21,195	—	—	57,886
Substandard	—	1,602	32,717	—	—	13,675	—	—	47,994
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate	81,965	162,639	823,522	453,034	209,858	590,130	—	—	2,321,148
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial and industrial
Pass	64,597	71,302	52,476	88,474	65,587	101,277	102,450	—	546,163
Special mention	—	—	273	—	—	363	479	—	1,115
Substandard	—	107	2	—	—	1,219	10	—	1,338
Doubtful	—	—	—	—	—	1,243	49	—	1,292
Total commercial and industrial	64,597	71,409	52,751	88,474	65,587	104,102	102,988	—	549,908
YTD gross charge-offs	—	26	303	122	74	34	—	—	559

Commercial construction
Pass	15,966	53,277	102,515	72,347	—	—	1,560	—	245,665
Special mention	—	—	17,812	—	—	—	—	—	17,812
Substandard	—	6,912	—	—	—	—	—	—	6,912
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction	15,966	60,189	120,327	72,347	—	—	1,560	—	270,389
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

Residential real estate
Accrual	78,800	127,935	419,603	458,612	195,160	253,948	173,341	1,572	1,708,971
Non-accrual	—	—	645	—	127	8,192	483	6	9,453
Total residential real estate	78,800	127,935	420,248	458,612	195,287	262,140	173,824	1,578	1,718,424
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer
Accrual	5,909	4,522	3,810	1,321	447	1,165	959	—	18,133
Non-accrual	—	—	21	—	—	15	7	—	43
Total Consumer	5,909	4,522	3,831	1,321	447	1,180	966	—	18,176
YTD gross charge-offs	—	63	6	19	8	15	—	—	111

Total loans before basis adjustment	$247,237	$426,694	$1,420,679	$1,073,788	$471,179	$957,552	$279,338	$1,578	$4,878,045
Total YTD gross charge-offs	$—	$89	$309	$141	$82	$49	$—	$—	$670

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

5.MORTGAGE LOAN SERVICING

The Company sells residential mortgages to government-sponsored enterprises and other parties. The Company retains no beneficial interests in these loans, but it may retain the servicing rights of the loans sold. Mortgage loans serviced for others are not included in the accompanying unaudited interim Consolidated Balance Sheets. The risks inherent in MSRs relate primarily to changes in prepayments that generally result from shifts in mortgage interest rates. The unpaid principal balance of mortgage loans serviced for others was $3.43 billion and $3.56 billion as of September 30, 2024 and December 31, 2023, respectively.

The Company accounts for MSRs at fair value. The Company obtains and reviews valuations from an independent third party to determine the fair value of MSRs. Key assumptions used in the estimation of fair value include prepayment speeds, discount rates, and default rates. At September 30, 2024 and December 31, 2023, the following weighted average assumptions were used in the calculation of fair value of MSRs:

	September 30,	December 31,
	2024	2023
Prepayment speed	8.07%	7.60%
Discount rate	9.78	9.81
Default rate	1.74	2.27

The following summarizes changes to MSRs for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)

Balance, beginning of period	$46,209	$48,176	$46,111	$48,138
Additions	344	900	985	2,194
Changes in fair value due to:
Reductions from loans paid off during the period	(690)	(644)	(1,588)	(1,494)
Changes in valuation inputs or assumptions	(2,796)	769	(2,441)	363
Balance, end of period	$43,067	$49,201	$43,067	$49,201

Contractually specified servicing fees, net of subservicing expense, included in other mortgage banking income amounted to $1.9 million and $5.8 million for the three and nine months ended September 30, 2024 and 2023, respectively.

6.GOODWILL AND OTHER INTANGIBLE ASSETS

At September 30, 2024 and December 31, 2023, the carrying value of the Bank’s goodwill was $59.0 million as of both dates. In connection with the annual goodwill impairment test as of October 31, 2023, it was determined that HarborOne Mortgage’s goodwill was 100% impaired, and a $10.8 million goodwill impairment charge was recorded for the period ended December 31, 2023.

Goodwill is tested for impairment annually on October 31 or on an interim basis if an event triggering impairment may have occurred. As of September 30, 2024, the Company assessed whether there were additional events or changes in circumstances since its annual goodwill impairment test that would indicate that it was more likely than not that the fair value of the reporting unit was less than the reporting unit’s carrying amount that would require an interim impairment assessment after October 31, 2023. The Company determined there had been no such indicators, therefore, no interim goodwill impairment assessment as of September 30, 2024 was performed.

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

Other intangible assets were $947,000 and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company determined that there was no triggering event that warranted an interim impairment test at September 30, 2024.

7.DEPOSITS

A summary of deposit balances, by type, is as follows:

	September 30,	December 31,
	2024	2023

	(in thousands)

NOW and demand deposit accounts	$1,009,701	$965,798
Regular savings and club accounts	926,192	1,265,315
Money market deposit accounts	1,162,930	966,201
Total non-certificate accounts	3,098,823	3,197,314

Term certificate accounts greater than $250,000	305,368	240,702
Term certificate accounts less than or equal to $250,000	758,304	622,755
Brokered deposits	373,682	326,638
Total certificate accounts	1,437,354	1,190,095
Total deposits	$4,536,177	$4,387,409

Total municipal deposits included in the table amounted to $497.3 million at September 30, 2024 and $471.8 million at December 31, 2023. Municipal deposits are generally required to be fully insured. The Company provides supplemental insurance for municipal deposits through a reciprocal deposit program and letters of credit offered by the FHLB. The Company participates in a reciprocal deposit program with other financial institutions that provides access to FDIC-insured deposit products in aggregate amounts exceeding the current limits for depositors. At September 30, 2024 and December 31, 2023, total reciprocal deposits were $372.4 million and $209.4 million, respectively.

A summary of certificate accounts by maturity at September 30, 2024 is as follows:

		Weighted
		Average
	Amount	Rate

	(dollars in thousands)

Within 1 year	$1,228,040	4.81%
Over 1 year to 2 years	171,956	4.35
Over 2 years to 3 years	34,876	4.12
Over 3 years to 4 years	1,388	3.79
Over 4 years to 5 years	1,094	3.58
Total certificate deposits	$1,437,354	4.74%

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

8.BORROWINGS

Borrowed funds at September 30, 2024 consisted of FHLB advances and a BTFP advance, while at December 31, 2023 borrowed funds consisted only of FHLB advances. Short-term advances were $60.0 million and $303.0 million with a weighted average rate of 5.00% and 5.53%, at September 30, 2024 and December 31, 2023, respectively. Long-term borrowings are summarized by maturity date below.

	September 30, 2024			December 31, 2023
	Amount by		Weighted	Amount by	Weighted
	Scheduled	Amount by	Average	Scheduled	Average
	Maturity*	Call Date (1)	Rate (2)	Maturity*	Rate (2)

	(dollars in thousands)

Year ending December 31:
2024	$—	150,000	—%	$13,400	1.39%
2025	235,987	255,987	4.70	90,987	4.31
2026	75,000	40,000	4.39	110,000	4.20
2027	85,000	—	4.17	10,000	3.72
2028	59,198	19,198	4.04	40,000	3.86
2029	23,128	13,128	4.06	—	—
2030 and thereafter	1,051	1,051	2.00	1,075	2.00
	$479,364	479,364	4.44%	$265,462	4.02%

* Includes an amortizing advance requiring monthly principal and interest payments.

(1) Callable FHLB advances are shown in the respective periods assuming that the callable debt is redeemed at the call date, while all other advances are shown in the periods corresponding to their scheduled maturity date. There were 9 callable advances at September 30, 2024.

(2) Weighted average rates are based on scheduled maturity dates.

The FHLB advances are secured by a blanket security agreement which requires the Bank to maintain certain qualifying assets as collateral, principally residential mortgage loans and commercial real estate loans held in the Bank’s portfolio. The carrying value of the loans pledged as collateral for these borrowings totaled $2.16 billion at September 30, 2024 and $2.02 billion at December 31, 2023. As of September 30, 2024, the Company had $830.3 million of available borrowing capacity with the FHLB.

The BTFP advance is secured by available-for-sale securities with a par value of $181.9 million. The Federal Reserve Discount Window extends credit based on eligible collateral. At September 30, 2024, the Bank had $419.2 million of borrowing capacity at the FRBB secured by pledged loans and securities whose collateral value was $248.3 million and $134.8 million, respectively. At September 30, 2024, there was no balance outstanding. The Company also has additional borrowing capacity under a $25.0 million unsecured federal funds line with a correspondent bank.

On December 1, 2023, the Company fully redeemed its 5.625% Fixed-to-Floating Rate Subordinated Notes due September 1, 2028 and expensed the remaining unamortized issuance costs. Amortization of issuance costs was $32,000 and $95,000 for the three and nine months ended September 30, 2023, respectively.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

9.OTHER COMMITMENTS AND CONTINGENCIES

ACL on Unfunded Commitments

The ACL on unfunded commitments amounted to $3.7 million and $4.2 million at September 30, 2024 and 2023, respectively. The activity in the ACL on unfunded commitments for the three and nine months ended September 30, 2024 and 2023 is presented below:

	Commercial	Commercial	Commercial	Residential
	Real Estate	Construction	and Industrial	Real Estate	Consumer	Total

	(in thousands)

Balance at June 30, 2024	$359	$1,267	$802	$440	$10	$2,878
Provision	687	206	(3)	(33)	(1)	856
Balance at September 30, 2024	$1,046	$1,473	$799	$407	$9	$3,734

Balance at June 30, 2023	$490	$3,180	$870	$272	$19	$4,831
Provision	(17)	(603)	41	(4)	(3)	(586)
Balance at September 30, 2023	$473	$2,577	$911	$268	$16	$4,245

	Commercial	Commercial	Commercial	Residential
	Real Estate	Construction	and Industrial	Real Estate	Consumer	Total

	(in thousands)

Balance at December 31, 2023	$411	$2,351	$882	$254	$20	$3,918
Provision	635	(878)	(83)	153	(11)	(184)
Balance at September 30, 2024	$1,046	$1,473	$799	$407	$9	$3,734

Balance at December 31, 2022	$628	$3,079	$870	$336	$14	$4,927
Provision	(155)	(502)	41	(68)	2	(682)
Balance at September 30, 2023	$473	$2,577	$911	$268	$16	$4,245

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

The following off-balance sheet financial instruments were outstanding at September 30, 2024 and December 31, 2023. The contract amounts represent credit risk.

	September 30,	December 31,
	2024	2023

	(in thousands)

Commitments to grant residential real estate loans-HarborOne Mortgage	$69,478	$35,029
Commitments to grant other loans	33,440	48,547
Unadvanced funds on home equity lines of credit	279,216	260,376
Unadvanced funds on revolving lines of credit	292,668	306,943
Unadvanced funds on construction loans	184,948	210,829

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

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

As of September 30, 2024, the Company had two interest rate swap agreements with a notional amount of $100.0 million that were designated as a fair value hedge of fixed-rate residential mortgages. The hedges were determined to be effective during the three months ended September 30, 2024, and the Company expects the hedges to remain effective during the remaining terms of the swaps.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following amounts were recorded on the Consolidated Balance Sheets related to cumulative basis adjustment for fair value hedges as of the dates indicated:

			Cumulative Amount of Fair Value
			Hedging Adjustment Included in the
Line Item in the Consolidated Balance Sheets	Carrying Amount of the Hedged		Carrying Amount of the Hedged
in Which the Hedged Item is Included	Assets		Assets
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023

	(in thousands)

Loans held for investment (1)	$101,458	$98,538	$1,458	$(1,462)
Total	$101,458	$98,538	$1,458	$(1,462)

(1) These amounts were included in the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At September 30, 2024, the amortized cost basis of the closed portfolios used in these hedging relationships was $1.16 billion; the cumulative basis adjustments associated with these hedging relationships was $1.5 million and the amount of the designated hedged items were $100.0 million.

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

As of September 30, 2024, the Company had one interest rate swap agreement with a notional amount of $100.0 million that was designated as a cashflow hedge of brokered deposits. The interest rate swap agreement has an average maturity of 0.52 years, the current weighted average fixed rate paid is 0.67%, the weighted average 3-month SOFR swap receive rate is 5.56%, and the fair value is $2.0 million. The Company expects approximately $2.0 million related to the cashflow hedge to be reclassified to interest expense, from other comprehensive income, in the next twelve months.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

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

The following table presents the outstanding notional balances and fair values of outstanding derivative instruments:

		Assets	Liabilities
	Notional	Fair	Fair
	Amount	Value	Value

	(in thousands)

September 30, 2024:
Derivatives designated as hedging instruments
Fair value hedge - interest rate swaps	$100,000	$—	$1,357
Cashflow hedge - interest rate swaps	100,000	2,013	—
Total derivatives designated as hedging instruments		$2,013	$1,357
Derivatives not designated as hedging instruments
Derivative loan commitments	$62,836	$592	$71
Forward loan sale commitments	53,500	108	126
Interest rate swaps	1,020,282	20,697	20,697
Risk participation agreements	212,294	—	—
Interest Rate Futures	35,400	108	—
Total derivatives not designated as hedging instruments		$21,505	$20,894
Total derivatives		$23,518	$22,251

December 31, 2023:
Derivatives designated as hedging instruments
Fair value hedge - interest rate swaps	$100,000	$—	$855
Cashflow hedge - interest rate swaps	$100,000	$5,095	$—
Total derivatives designated as hedging instruments		$5,095	$855
Derivatives not designated as hedging instruments
Derivative loan commitments	$30,165	$480	$158
Forward loan sale commitments	30,000	4	293
Interest rate swaps	863,348	23,245	23,245
Risk participation agreements	189,275	—	—
Total derivatives not designated as hedging instruments		$23,729	$23,696
Total derivatives		$28,824	$24,551

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents the recorded net gains and losses pertaining to the Company’s derivative instruments:

	Location of gain (loss)
	recognized in	Three Months Ended September 30,		Nine Months Ended September 30,
	Income	2024	2023	2024	2023

		(in thousands)

Derivatives designated as fair value hedge
Hedged items - loans	Interest income	$2,191	$(1,018)	$565	$(1,462)
Interest rate swap contracts	Interest income	(2,140)	1,026	(503)	1,463
Total		$51	$8	$62	$1
Derivatives not designated as hedging instruments
Derivative loan commitments	Mortgage banking income	$206	$(129)	$199	$137
Forward loan sale commitments	Mortgage banking income	(91)	45	271	94
Interest rate futures	Mortgage banking income	845	—	344	—
Interest rate swaps	Other income	—	—	—	—
Total		$960	$(84)	$814	$231

The effect of cashflow hedge accounting on accumulated other comprehensive income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)

Derivatives designated as hedging instruments
(Loss) gain in OCI on derivatives (effective portion), net of tax	$(1,121)	$(448)	$(2,201)	$(983)
Gain (loss) reclassified from OCI into interest income or interest expense (effective portion)	$1,281	$1,221	$3,780	$3,373

Master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral or cash funds, in the event of default on, or termination of, any one contract. Collateral is provided by cash or securities received or posted by the counterparty with net liability positions, respectively, in accordance with contract thresholds.

The following table presents the offsetting of derivatives and amounts subject to an enforceable master netting arrangement, not offset in the Consolidated Balance Sheets at September 30, 2024:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
			Net Amounts
	Gross Amounts	Gross Amounts	Assets (Liabilities)		Cash
	of Recognized	Offset in the	presented in the		Collateral
	Assets	Consolidated	Consolidated	Financial	(Received)	Net
	(Liabilities)	Balance Sheets	Balance Sheets	Instruments	Posted	Amount

	(in thousands)
Derivatives designated as hedging instruments
Interest rate swap on deposits	$2,013	$—	$2,013	$—	$(2,013)	$—
Interest rate swap on residential real estate loans	$(1,357)	$—	$(1,357)	$—	$1,410	$53
Derivatives not designated as hedging instruments
Customer interest rate swaps	$14,047	$—	$14,047	$—	$(5,587)	$8,460

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

11.OPERATING LEASE ROU ASSETS AND LIABILITIES

Operating lease ROU assets, included in other assets, were $21.5 million and $22.9 million at September 30, 2024 and December 31, 2023, respectively.

Operating lease liabilities, included in other liabilities and accrued expenses, were $23.3 million and $24.5 million at September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024, there were no additional operating leases that had not yet commenced. At September 30, 2024, lease expiration dates ranged from five months to 33.9 years and had a weighted average remaining lease term of 15.9 years. At December 31, 2023, lease expiration dates ranged from two months to 34.7 years and had a weighted average remaining lease term of 16.2 years.

Future minimum lease payments under non-cancellable leases and a reconciliation to the amount recorded as operating lease liabilities as of September 30, 2024 were as follows:

September 30,
2024
(in thousands)

2024	$702
2025	2,830
2026	2,661
2027	2,536
2028	2,293
Thereafter	17,128
Total lease payments	28,150
Imputed interest	(4,887)
Total present value of operating lease liabilities	$23,263

The weighted-average discount rate and remaining lease term for operating leases were as follows:

	September 30, 2024	December 31, 2023
Weighted-average discount rate	2.15%	2.08%
Weighted-average remaining lease term (years)	15.88	16.24

Rental expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease components, such as fair-market value adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

The following table presents the components of total lease expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(in thousands)

Lease Expense:
Operating lease expense	$714	$766	$2,175	$2,365
Short-term lease expense	30	40	85	105
Variable lease expense	6	5	16	10
Sublease income	—	(3)	—	(12)
Total lease expense	$750	$808	$2,276	$2,468
Other Information
Cash paid for amounts included in the measurement of lease liabilities-
operating cash flows for operating leases	727	768	2,193	2,382
Operating Lease - Operating cash flows (Liability reduction)	604	640	1,827	1,975
ROU assets obtained in exchange for new operating lease liabilities	188	—	488	596

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

At September 30, 2024, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements, and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The capital levels of both the Company and the Bank at September 30, 2024 also exceeded the minimum capital requirements, including the currently applicable capital conservation buffer of 2.5%.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The Company’s and the Bank’s actual regulatory capital ratios as of September 30, 2024 and December 31, 2023 are presented in the table below.

					Minimum Required to be
					Considered "Well Capitalized"
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)

HarborOne Bancorp, Inc.
September 30, 2024
Common equity Tier 1 capital to risk-weighted assets	$563,481	11.7%	$217,216	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	563,481	11.7	289,621	6.0	N/A	N/A
Total capital to risk-weighted assets	621,220	12.9	386,162	8.0	N/A	N/A
Tier 1 capital to average assets	563,481	9.8	230,175	4.0	N/A	N/A

December 31, 2023
Common equity Tier 1 capital to risk-weighted assets	$567,248	12.0%	$212,816	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	567,248	12.0	283,755	6.0	N/A	N/A
Total capital to risk-weighted assets	619,138	13.1	378,340	8.0	N/A	N/A
Tier 1 capital to average assets	567,248	10.0	226,690	4.0	N/A	N/A

HarborOne Bank
September 30, 2024
Common equity Tier 1 capital to risk-weighted assets	$521,660	10.8%	$217,126	4.5%	$313,627	6.5%
Tier 1 capital to risk-weighted assets	521,660	10.8	289,502	6.0	386,002	8.0
Total capital to risk-weighted assets	579,398	12.0	386,002	8.0	482,503	10.0
Tier 1 capital to average assets	521,660	9.1	230,149	4.0	287,686	5.0

December 31, 2023
Common equity Tier 1 capital to risk-weighted assets	$509,791	10.8%	$212,724	4.5%	$307,267	6.5%
Tier 1 capital to risk-weighted assets	509,791	10.8	283,632	6.0	378,175	8.0
Total capital to risk-weighted assets	561,682	11.9	378,175	8.0	472,719	10.0
Tier 1 capital to average assets	509,791	9.0	226,666	4.0	283,333	5.0

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

The following table presents changes in accumulated other comprehensive (loss) income by component for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024				2023

	Post-	Available-	Cash		Post-	Available-	Cash
	retirement	for-Sale	Flow		retirement	for-Sale	Flow
	Benefit	Securities	Hedge	Total	Benefit	Securities	Hedge	Total

	(in thousands)

Balance at beginning of period	$43	$(50,652)	$2,586	$(48,023)	$112	$(51,847)	$5,445	$(46,290)

Other comprehensive income (loss) before reclassifications	1	13,102	(289)	12,814	—	(14,718)	598	(14,120)
Amounts reclassified from accumulated other comprehensive income (loss)	(22)	—	(1,281)	(1,303)	(20)	—	(1,221)	(1,241)
Net current period other comprehensive (loss) income	(21)	13,102	(1,570)	11,511	(20)	(14,718)	(623)	(15,361)
Related tax effect	—	(2,934)	449	(2,485)	—	4,487	175	4,662
Balance at end of period	$22	$(40,484)	$1,465	$(38,997)	$92	$(62,078)	$4,997	$(56,989)

	Nine Months Ended September 30,
	2024				2023

	Post-	Available-	Cash		Post-	Available-	Cash
	retirement	for-Sale	Flow		retirement	for-Sale	Flow
	Benefit	Securities	Hedge	Total	Benefit	Securities	Hedge	Total

	(in thousands)

Balance at beginning of period	$85	$(47,373)	$3,666	$(43,622)	$150	$(53,212)	$5,980	$(47,082)

Other comprehensive income (loss) before reclassifications	1	8,812	697	9,510	1	(12,995)	2,005	(10,989)
Amounts reclassified from accumulated other comprehensive income (loss)	(64)	1,041	(3,780)	(2,803)	(59)	—	(3,373)	(3,432)
Net current period other comprehensive (loss) income	(63)	9,853	(3,083)	6,707	(58)	(12,995)	(1,368)	(14,421)
Related tax effect	—	(2,964)	882	(2,082)	—	4,129	385	4,514
Balance at end of period	$22	$(40,484)	$1,465	$(38,997)	$92	$(62,078)	$4,997	$(56,989)

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

The following methods and assumptions were used by the Company in estimating fair value disclosures:

Debt Securities – Available-for-sale debt securities are recorded at fair value on a recurring basis. When available, the Company uses quoted market prices to determine the fair value of debt securities; such items are classified as Level 1. There were no Level 1 securities held at September 30, 2024 and December 31, 2023.

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

Debt securities not actively traded whose fair value is determined through the use of cash flows utilizing inputs that are unobservable are classified as Level 3. There were no Level 3 securities held at September 30, 2024 and December 31, 2023.

Loans held for sale - The fair value of mortgage loans held for sale is estimated based on current market prices for similar loans in the secondary market and therefore are classified as Level 2 assets. There were no mortgage loans held for sale 90 days or more past due as of September 30, 2024 and December 31, 2023.

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

Forward loan sale commitments and derivative loan commitments - Forward loan sale commitments and derivative loan commitments are based on fair values of the underlying mortgage loans and the probability of such commitments being exercised. The assumptions for pull-through rates are derived from internal data and adjusted using Management judgment. Derivative loan commitments include the value of servicing rights and non-refundable costs of originating the loan based on the Company’s internal cost analysis that is not observable. The weighted average pull-through rate for derivative loan commitments was approximately 92% and 89% at September 30, 2024 and December 31, 2023, respectively.

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

Although the Company has determined that the majority of the inputs used to value its interest rate swaps and risk participation agreements fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with interest rate contracts and risk participation agreements utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of September 30, 2024 and December 31, 2023, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company classified its derivative valuations in their entirety as Level 2.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

				Total
	Level 1	Level 2	Level 3	Fair Value

	(in thousands)

September 30, 2024
Assets

Securities available for sale	$—	$276,817	$—	$276,817
Loans held for sale	—	28,467	—	28,467
Mortgage servicing rights	—	43,067	—	43,067
Derivatives	—	22,818	700	23,518
	$—	$371,169	$700	$371,869
Liabilities

Derivatives	$—	$22,054	$197	$22,251

December 31, 2023
Assets

Securities available for sale	$—	$290,151	$—	$290,151
Loans held for sale	—	19,686	—	19,686
Mortgage servicing rights	—	46,111	—	46,111
Derivatives	—	28,340	484	28,824
	$—	$384,288	$484	$384,772
Liabilities

Derivatives	$—	$24,100	$451	$24,551

The table below presents, for the three and nine months ended September 30, 2024 and 2023, the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)

Assets: Derivative and Forward Loan Sale Commitments:

Balance at beginning of period	$638	$783	$484	$487

Total gains (losses) included in net income (1)	62	(59)	216	237
Balance at end of period	$700	$724	$700	$724

Changes in unrealized gains relating to instruments at period end	$700	$724	$700	$724

Liabilities: Derivative and Forward Loan Sale Commitments:

Balance at beginning of period	$(250)	$(85)	$(451)	$(104)

Total gains (losses) included in net income (1)	53	(26)	254	(7)
Balance at end of period	$(197)	$(111)	$(197)	$(111)

Changes in unrealized losses relating to instruments at period end	$(197)	$(111)	$(197)	$(111)

(1) Included in mortgage banking income on the Consolidated Statements of Income.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Assets Measured at Fair Value on a Non-recurring Basis

The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with GAAP. The following is a summary of applicable non-recurring fair value measurements. There are no liabilities measured at fair value on a non-recurring basis at September 30, 2024 or December 31, 2023.

	September 30,			December 31,
	2024			2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

	(in thousands)

Collateral-dependent impaired loans	$—	$—	$38,980	$—	$—	$5,746

Losses in the following table represent the amount of the fair value adjustments recorded during the period on the carrying value of the assets held at September 30, 2024 and December 31, 2023, respectively. Losses on fully charged off loans are not included in the table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)

Collateral-dependent impaired loans	$5,209	$178	$5,209	$3,116

The table below presents quantitative information about significant unobservable inputs (Level 3) for assets measured at fair value on a non-recurring basis at the dates indicated.

	Fair Value
	September 30,	December 31,	Valuation Technique
	2024	2023

	(in thousands)

Collateral-dependent impaired loans	$38,599	$5,908	Sales Comparison Approach (1)

(1) Fair value is generally determined through independent appraisals of the underlying collateral, which includes unobservable inputs such as adjustments for differences between the comparable sales. The Company may also use another source of collateral assessment to determine a reasonable estimate of the fair value of the collateral. Appraisals may be adjusted by Management for qualitative factors and estimated liquidation expenses. Generally, appraisals for residential real estate loans are discounted 15% while commercial real estate loan appraisals are discounted 0%-20%. Commercial and industrial appraisals are generally discounted 25%-50%. Management may take larger discounts to reflect market liquidity for certain types of assets not addressed in the appraisals.

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

	September 30, 2024
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total

	(in thousands)

Financial assets:
Cash and cash equivalents	$224,279	$224,279	$—	$—	$224,279
Securities available for sale	276,817	—	276,817	—	276,817
Securities held to maturity	19,625	—	19,491	—	19,491
Federal Home Loan Bank stock	17,476	N/A	N/A	N/A	N/A
Loans held for sale	28,467	—	28,467	—	28,467
Loans, net	4,825,499	—	—	4,643,836	4,643,836
Retirement plan annuities	15,578	—	—	15,578	15,578
Accrued interest receivable	19,382	—	19,382	—	19,382
Derivatives	23,518	—	22,818	700	23,518

Financial liabilities:
Deposits	4,536,177	—	—	4,537,160	4,537,160
Borrowed funds	539,364	—	541,279	—	541,279
Mortgagors' escrow accounts	9,172	—	—	9,172	9,172
Accrued interest payable	11,544	—	11,544	—	11,544
Derivatives	22,251	—	22,054	197	22,251

	December 31, 2023
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total

	(in thousands)

Financial assets:
Cash and cash equivalents	$227,350	$227,350	$—	$—	$227,350
Securities available for sale	290,151	—	290,151	—	290,151
Securities held to maturity	19,796	—	19,262	—	19,262
Federal Home Loan Bank stock	27,098	N/A	N/A	N/A	N/A
Loans held for sale	19,686	—	19,686	—	19,686
Loans, net	4,702,339	—	—	4,482,448	4,482,448
Retirement plan annuities	15,170	—	—	15,170	15,170
Accrued interest receivable	18,169	—	18,169	—	18,169
Derivatives	28,824	—	28,340	484	28,824

Financial liabilities:
Deposits	4,387,409	—	—	4,376,269	4,376,269
Borrowed funds	568,462	—	567,158	—	567,158
Mortgagors' escrow accounts	8,872	—	—	8,872	8,872
Accrued interest payable	5,251	—	5,251	—	5,251
Derivatives	24,551	—	24,100	451	24,551

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

15.EARNINGS PER SHARE

Basic EPS represents net income attributable to common shareholders divided by the weighted-average number of common shares outstanding during the period. Non-vested restricted shares that are participating securities are included in the computation of basic EPS. Diluted EPS is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding, plus the effect of potential dilutive common stock equivalents outstanding during the period. At September 30, 2024 there were no common shares considered anti-dilutive that were excluded from EPS. At September 30, 2023, there were 1,193,036 potential common shares considered to be anti-dilutive and excluded from EPS.

The following table presents earnings per common share.

	Three Months Ended September 30,
	2024	2023

Net income available to common stockholders (in thousands)	$3,924	$8,412

Average number of common shares outstanding	44,287,541	46,369,111
Less: Average unallocated ESOP shares and non-vested restricted shares	(3,302,684)	(3,492,218)
Weighted average number of common shares outstanding used to calculate basic earnings per common share	40,984,857	42,876,893
Dilutive effect of share-based compensation	352,128	106,584
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	41,336,985	42,983,477

Earnings per common share:
Basic	$0.10	$0.20
Diluted	$0.10	$0.20

	Nine Months Ended September 30,
	2024	2023

Net income available to common stockholders (in thousands)	$18,520	$23,188

Average number of common shares outstanding	44,738,871	47,133,894
Less: Average unallocated ESOP shares and non-vested restricted shares	(3,343,354)	(3,541,940)
Weighted average number of common shares outstanding used to calculate basic earnings per common share	41,395,517	43,591,954
Dilutive effect of share-based compensation	214,416	201,183
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	41,609,933	43,793,137

Earnings per common share:
Basic	$0.45	$0.53
Diluted	$0.45	$0.53

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Information about the reportable segments and reconciliation to the unaudited interim Consolidated Financial Statements at September 30, 2024 and 2023 and for the three and nine months ended September 30, 2024 and 2023 is presented in the tables below.

	Three Months Ended September 30, 2024
	HarborOne	HarborOne
	Bank	Mortgage	Consolidated

	(in thousands)

Net interest and dividend income	$31,780	$105	$31,893
Provision for credit losses	5,903	—	5,903
Net interest and dividend income, after provision for credit losses	25,877	105	25,990
Mortgage banking income:
Gain on sale of mortgage loans	—	3,752	3,752
Intersegment gain (loss)	(357)	277	—
Changes in mortgage servicing rights fair value	(220)	(2,421)	(2,641)
Other	175	2,215	2,390
Total mortgage banking income	(402)	3,823	3,501
Other noninterest income	7,067	—	7,067
Total noninterest income	6,665	3,823	10,568
Noninterest expense	26,752	5,600	32,268
Income (loss) before income taxes	5,790	(1,672)	4,290
Provision (benefit) for income taxes	875	(535)	366
Net income (loss)	$4,915	$(1,137)	$3,924

	Nine Months Ended September 30, 2024
	HarborOne	HarborOne
	Bank	Mortgage	Consolidated

	(in thousands)

Net interest and dividend income	$93,364	$425	$93,825
Provision for credit losses	6,350	—	6,350
Net interest and dividend income, after provision for credit losses	87,014	425	87,475
Mortgage banking income:
Gain on sale of mortgage loans	—	8,908	8,908
Intersegment gain (loss)	(1,057)	1,049	—
Changes in mortgage servicing rights fair value	(326)	(3,359)	(3,685)
Other	534	6,488	7,022
Total mortgage banking income (loss)	(849)	13,086	12,245
Other noninterest income	20,971	14	20,983
Total noninterest income	20,122	13,100	33,228
Noninterest expense	81,950	15,180	97,162
Income (loss) before income taxes	25,186	(1,655)	23,541
Provision (benefit) for income taxes	5,571	(551)	5,021
Net income (loss)	$19,615	$(1,104)	$18,520

Total assets at period end	$5,786,212	103,452	5,775,967
Goodwill at period end	$59,042	—	59,042

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

	Three Months Ended September 30, 2023

	HarborOne	HarborOne
	Bank	Mortgage	Consolidated

	(in thousands)

Net interest and dividend income	$31,468	$199	$31,080
Benefit for credit losses	(113)	—	(113)
Net interest and dividend income, after benefit for credit losses	31,581	199	31,193
Mortgage banking income:
Gain on sale of mortgage loans	—	2,704	2,704
Intersegment gain (loss)	(198)	249	—
Changes in mortgage servicing rights fair value	18	107	125
Other	188	2,082	2,270
Total mortgage banking income	8	5,142	5,099
Other noninterest income (loss)	6,503	(4)	6,499
Total noninterest income	6,511	5,138	11,598
Noninterest expense	26,272	5,490	31,872
Income (loss) before income taxes	11,820	(153)	10,919
Provision (benefit) for income taxes	2,716	(15)	2,507
Net income (loss)	$9,104	$(138)	$8,412

	Nine Months Ended September 30, 2023

	HarborOne	HarborOne
	Bank	Mortgage	Consolidated

	(in thousands)

Net interest and dividend income	$98,520	$646	$97,578
Provision for credit losses	5,036	—	5,036
Net interest and dividend income, after provision for credit losses	93,484	646	92,542
Mortgage banking income:
Gain on sale of mortgage loans	—	8,228	8,228
Intersegment gain (loss)	(904)	793	—
Changes in mortgage servicing rights fair value	(89)	(1,042)	(1,131)
Other	584	6,214	6,798
Total mortgage banking income (loss)	(409)	14,193	13,895
Other noninterest income (loss)	19,059	(4)	19,055
Total noninterest income	18,650	14,189	32,950
Noninterest expense	78,655	16,305	95,106
Income (loss) before income taxes	33,479	(1,470)	30,386
Provision (benefit) for income taxes	8,024	(348)	7,198
Net income (loss)	$25,455	$(1,122)	$23,188

Total assets at period end	$5,672,956	$113,619	$5,664,387
Goodwill at period end	$59,042	$10,760	$69,802

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section is intended to assist in the understanding of the financial performance of the Company and its subsidiaries through a discussion of our financial condition at September 30, 2024, and our results of operations for the three and nine months ended September 30, 2024 and 2023. This section should be read in conjunction with the unaudited interim Consolidated Financial Statements and Notes thereto of the Company appearing in Part I, Item 1 of this Form 10-Q.

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

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

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

Comparison of Financial Condition at September 30, 2024 and December 31, 2023

Total Assets.  Total assets increased $108.1 million, or 1.9%, to $5.78 billion at September 30, 2024 from $5.67 billion at December 31, 2023. The increase primarily reflects an increase of $129.2 million in loans, partially offset by a $13.4 million decrease in securities available for sale and a $3.9 million decrease in short-term investments.

Cash and Cash Equivalents.  Cash and cash equivalents decreased $3.1 million to $224.3 million at September 30, 2024 from $227.4 million at December 31, 2023, primarily due to a decrease in short-term investments.

Assets Held for Sale.   The decrease in assets held for sale of $348,000 reflects the sale-leaseback of the building that currently houses HarborOne’s Legion Parkway banking center in downtown Brockton. This second quarter 2024 transaction resulted in a gain of $1.8 million recorded in noninterest income, partially offset by the $675,000 bargain purchase element of the property sale included in marketing expense as a contribution.

Loans Held for Sale.  Loans held for sale at September 30, 2024 were $28.5 million, an increase of $8.8 million from $19.7 million at December 31, 2023, reflecting increased loan production at HarborOne Mortgage.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Loans, net.  Net loans increased $123.2 million, or 2.6%, to $4.83 billion at September 30, 2024 from $4.70 billion at December 31, 2023. The following table sets forth information concerning the composition of loans:

	September 30,	December 31,	Increase (Decrease)
	2024	2023	Dollars	Percent

	(dollars in thousands)

Commercial:
Commercial real estate	$2,321,148	$2,343,675	$(22,527)	(1.0)%
Commercial construction	270,389	208,443	61,946	29.7
Commercial and industrial	549,908	466,443	83,465	17.9
Total commercial loans	3,141,445	3,018,561	122,884	4.1
Residential real estate:
One- to four-family	1,522,411	1,513,554	8,857	0.6
Second mortgages and equity lines of credit	182,807	177,135	5,672	3.2
Residential construction	13,206	18,132	(4,926)	(27.2)
Total residential real estate loans	1,718,424	1,708,821	9,603	0.6

Consumer loans	18,176	22,036	(3,860)	(17.5)
Total loans before basis adjustment	4,878,045	4,749,418	128,627	2.7 `
Basis adjustment associated with fair value hedge (1)	1,458	893	565	63.3
Total loans	4,879,503	4,750,311	129,192	2.7
Allowance for credit losses on loans	(54,004)	(47,972)	(6,032)	12.6
Loans, net	$4,825,499	$4,702,339	$123,160	2.6%

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

Securities.  Investment securities available for sale at September 30, 2024 were $276.8 million, a decrease of $13.4 million, or 4.6%, from $290.2 million at December 31, 2023. The decrease primarily reflects the sale of $17.5 million of low-yield securities with a loss on sale of $1.0 million that occurred in the second quarter of 2024. Securities available for sale were negatively impacted by unrealized losses of $52.2 million and $62.0 million as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024 and December 31, 2023, the gross unrealized loss positions were primarily related to mortgage-backed securities and other obligations issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Total gross unrealized losses were primarily attributable to changes in interest rates relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.

Securities held to maturity amounted to $19.6 million at September 30, 2024 and $19.8 million at December 31, 2023, with a fair value of $19.5 million and $19.3 million, respectively.

Mortgage servicing rights.  MSRs are created as a result of our mortgage banking origination activities and accounted for at fair value. At September 30, 2024, we serviced mortgage loans for others with an aggregate outstanding principal balance of $3.43 billion. Total MSRs were $43.1 million at September 30, 2024 and $46.1 million at December 31, 2023. The change in total MSRs for the nine months ended September 30, 2024 reflects additions of $985,000 from new mortgage originations, amortization from loan repayments of $1.6 million and a negative fair value mark of $2.4 million.

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

Deposits.  Deposits were $4.54 billion and $4.39 billion at September 30, 2024 and December 31, 2023, respectively. The following table sets forth information concerning the composition of deposits:

	September 30,	December 31,	Increase (Decrease)
	2024	2023	Dollars	Percent

	(dollars in thousands)

Noninterest-bearing deposits	$713,379	$659,973	$53,406	8.1%
NOW accounts	296,315	305,774	(9,459)	(3.1)
Regular savings	926,192	1,265,315	(339,123)	(26.8)
Money market accounts	666,132	499,651	166,481	33.3
Term certificate accounts	1,063,164	858,241	204,923	23.9
Consumer and business deposits	3,665,182	3,588,954	76,228	2.1
Municipal deposits	497,313	471,817	25,496	5.4
Brokered deposits	373,682	326,638	47,044	14.4
Total deposits	$4,536,177	$4,387,409	$148,768	3.4%

Reciprocal deposits	$372,372	$209,401	$162,971	77.8%

Total deposits increased $148.8 million reflecting increases of $47.1 million in brokered deposits, $25.5 million in municipal deposits, and $76.2 million in consumer and business deposits. Brokered deposits provide a channel for the Company to seek additional funding outside the Company’s core market. We participate in a reciprocal deposit program that provides access to FDIC-insured deposit products in aggregate amounts exceeding the current limits for depositors. Total deposits included $372.4 million in reciprocal deposits. The increase in reciprocal deposits primarily reflects municipal depositors increased utilization of the reciprocal deposit program, as municipal deposits are generally required to be insured or secured by FHLB letters of credit.

The total of estimated deposits in excess of the FDIC insurance limits amounted to $1.4 billion as of September 30, 2024 and December 31, 2023. Until February 24, 2023, insurance for deposits in excess of FDIC limits was provided through the DIF. On February 24, 2023, at 5 p.m. local time, the Bank exited DIF. All customer non-certificate deposits as of that date and time were covered by DIF insurance until February 24, 2024. Certificates of deposit as of 5 p.m. local time on February 24, 2023 remain covered by DIF insurance until their maturity date.

The following table summarizes uninsured deposits at the date indicated:

	September 30,	December 31,
	2024	2023

	(in thousands)

Uninsured deposits, per regulatory reporting requirements	$1,418,454	$1,420,431
Less: Subsidiary deposits	415,809	349,748
Collateralized deposits	211,135	17,892
Uninsured deposits, after exclusions	$791,510	$1,052,791

Uninsured deposits, after excluding subsidiary deposits and collateralized deposits, represented 17% of total deposits at September 30, 2024. Management believes that this provides a more informative view of uninsured deposits, as subsidiary deposits are eliminated in consolidation and collateralized deposits are secured.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Borrowed Funds.  Borrowings decreased $29.1 million to $539.4 million at September 30, 2024 from $568.5 million at December 31, 2023. At September 30, 2024, FHLB short-term borrowings were $60.0 million and long-term borrowings were $479.4 million. The Company borrowed $175 million for a one-year term under the BTFP during the first quarter of 2024. As of September 30, 2024, the Bank had $1.4 billion in available borrowing capacity across multiple relationships.

Stockholders’ equity.  Total stockholders’ equity was $584.2 million at September 30, 2024, compared to $583.8 million at December 31, 2023 and $584.6 million at September 30, 2023. Stockholders’ equity increased 0.1% when compared to the year end, as earnings and a decrease in unrealized loss on available-for-sale securities were partially offset by share repurchases and dividends. Share repurchases for the nine months ended September 30, 2024 were 1,501,523 shares at an average price of $10.76, including $0.10 per share of excise tax.

The tangible-common-equity-to-tangible-assets ratio (non-GAAP) was 9.17% at September 30, 2024, 9.33% at December 31, 2023, and 9.17% at September 30, 2023. At September 30, 2024, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements, and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The capital levels of both the Company and the Bank at September 30, 2024, also exceeded the minimum capital requirements, including the currently applicable capital conservation buffer of 2.5%. Regulatory capital ratios are not impacted by the decline in other comprehensive income as a result of the unrealized losses on available-for-sale investment securities.

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2024 and 2023

HarborOne Bancorp, Inc. Consolidated

Overview.  Consolidated net income for the three and nine months ended September 30, 2024 was $3.9 million and $18.5 million, respectively, compared to net income of $8.4 million and $23.2 million for the three and nine months ended September 30, 2023.

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

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

	Three Months Ended September 30,
	2024			2023
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Cost (8)	Balance	Interest	Cost (8)

	(dollars in thousands)

Interest-earning assets:
Investment securities (1)	$351,897	$1,965	2.22%	$375,779	$2,003	2.11%
Other interest-earning assets	207,096	2,928	5.62	207,234	2,667	5.11
Loans held for sale	30,897	546	7.03	20,919	370	7.02
Loans
Commercial loans (2)(3)	3,129,428	44,859	5.70	2,980,817	40,438	5.38
Residential real estate loans (3)(4)	1,712,295	18,837	4.38	1,700,383	17,525	4.09
Consumer loans (3)	18,445	351	7.57	25,126	412	6.51
Total loans	4,860,168	64,047	5.24	4,706,326	58,375	4.92
Total interest-earning assets	5,450,058	69,486	5.07	5,310,258	63,415	4.74
Noninterest-earning assets	303,765			314,030
Total assets	$5,753,823			$5,624,288
Interest-bearing liabilities:
Savings accounts	$963,570	3,807	1.57	$1,360,728	6,787	1.98
NOW accounts	292,620	104	0.14	274,329	75	0.11
Money market accounts	1,130,148	10,953	3.86	910,694	8,355	3.64
Certificates of deposit	1,028,509	11,819	4.57	818,182	7,212	3.50
Brokered deposits	340,301	3,286	3.84	287,428	2,610	3.60
Total interest-bearing deposits	3,755,148	29,969	3.17	3,651,361	25,039	2.72
Borrowings	608,736	7,172	4.69	508,001	6,439	5.03
Subordinated debentures	—	—	-	34,364	606	7.00
Total borrowings	608,736	7,172	4.69	542,365	7,045	5.15
Total interest-bearing liabilities	4,363,884	37,141	3.39	4,193,726	32,084	3.04
Noninterest-bearing liabilities:
Noninterest-bearing deposits	696,094			705,009
Other noninterest-bearing liabilities	109,796			126,742
Total liabilities	5,169,774			5,025,477
Total equity	584,049			598,811
Total liabilities and equity	$5,753,823			$5,624,288
Tax equivalent net interest income		32,345			31,331
Tax equivalent interest rate spread (5)			1.68%			1.70%
Less: tax equivalent adjustment		452			251
Net interest income as reported		$31,893			$31,080
Net interest-earning assets (6)	$1,086,174			$1,116,532
Net interest margin (7)			2.33%			2.32%
Tax equivalent effect			0.03			0.02
Net interest margin on a fully tax equivalent basis			2.36%			2.34%
Ratio of interest-earning assets to interest-bearing liabilities	124.89%			126.62%

Supplemental information:
Total deposits, including demand deposits	$4,451,242	$29,969		$4,356,370	$25,039
Cost of total deposits			2.68%			2.28%
Total funding liabilities, including demand deposits	$5,059,978	$37,141		$4,898,735	$32,084
Cost of total funding liabilities			2.92%			2.60%

(1) Includes securities available for sale and securities held to maturity.
(2) Includes industrial revenue bonds. Interest income from tax exempt loans is computed on a taxable equivalent basis using a rate of 21% for the quarters presented.
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
(8) Annualized.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

	Nine Months Ended September 30,
	2024			2023
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Cost (8)	Balance	Interest	Cost (8)

	(dollars in thousands)

Interest-earning assets:
Investment securities (1)	$366,418	$6,151	2.24%	$381,572	$6,117	2.14%
Other interest-earning assets	289,673	11,558	5.33	170,377	6,405	5.03
Loans held for sale	22,010	1,136	6.89	19,557	982	6.71
Loans
Commercial loans (2)(3)	3,087,245	129,825	5.62	2,940,483	116,116	5.28
Residential real estate loans (3)(4)	1,702,718	55,405	4.35	1,676,979	49,598	3.95
Consumer loans (3)	19,397	1,062	7.31	30,112	1,350	5.99
Total loans	4,809,360	186,292	5.17	4,647,574	167,064	4.81
Total interest-earning assets	5,487,461	205,137	4.99	5,219,080	180,568	4.63
Noninterest-earning assets	301,264			310,826
Total assets	$5,788,725			$5,529,906
Interest-bearing liabilities:
Savings accounts	$1,069,045	13,635	1.70	$1,413,553	18,397	1.74
NOW accounts	294,014	267	0.12	276,872	170	0.08
Money market accounts	1,064,791	30,452	3.82	846,235	19,849	3.14
Certificates of deposit	938,608	30,320	4.31	693,941	15,170	2.92
Brokered deposits	332,410	9,466	3.80	299,665	7,428	3.31
Total interest-bearing deposits	3,698,868	84,140	3.04	3,530,266	61,014	2.31
Borrowings	716,343	25,924	4.83	541,034	19,658	4.86
Subordinated debentures	—	—	—	34,331	1,653	6.44
Total borrowings	716,343	25,924	4.83	575,365	21,311	4.95
Total interest-bearing liabilities	4,415,211	110,064	3.33	4,105,631	82,325	2.68
Noninterest-bearing liabilities:
Noninterest-bearing deposits	673,757			712,815
Other noninterest-bearing liabilities	118,488			105,732
Total liabilities	5,207,456			4,924,178
Total equity	581,269			605,728
Total liabilities and equity	$5,788,725			$5,529,906
Tax equivalent net interest income		95,073			98,243
Tax equivalent interest rate spread (5)			1.66%			1.95%
Less: tax equivalent adjustment		1,248			665
Net interest income as reported		$93,825			$97,578
Net interest-earning assets (6)	$1,072,250			$1,113,449
Net interest margin (7)			2.28%			2.50%
Tax equivalent effect			0.03			0.02
Net interest margin on a fully tax equivalent basis			2.31%			2.52%
Ratio of interest-earning assets to interest-bearing liabilities	124.29%			127.12%

Supplemental information:
Total deposits, including demand deposits	$4,372,625	$84,140		$4,243,081	$61,014
Cost of total deposits			2.57%			1.92%
Total funding liabilities, including demand deposits	$5,088,968	$110,064		$4,818,446	$82,325
Cost of total funding liabilities			2.89%			2.28%

(1) Includes securities available for sale and securities held to maturity.
(2) Includes industrial revenue bonds. Interest income from tax exempt loans is computed on a taxable equivalent basis using a rate of 21% for the periods presented.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024 v. 2023			2024 v. 2023
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to Changes in		Increase	Due to Changes in		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(in thousands)

Interest-earning assets:
Investment securities	$(133)	95	$(38)	$(159)	$193	$34
Other interest-earning assets	(2)	263	261	4,743	410	5,153
Loans held for sale	175	1	176	126	28	154
Loans
Commercial loans	2,349	2,072	4,421	6,448	7,261	13,709
Residential real estate loans	121	1,191	1,312	900	4,907	5,807
Consumer loans	(97)	36	(61)	(377)	89	(288)
Total loans	2,373	3,299	5,672	6,971	12,257	19,228
Total interest-earning assets	2,413	3,658	6,071	11,681	12,888	24,569
Interest-bearing liabilities:
Savings accounts	(1,748)	(1,232)	(2,980)	(4,386)	(376)	(4,762)
NOW accounts	5	24	29	11	86	97
Money market accounts	2,085	513	2,598	5,766	4,837	10,603
Certificates of deposit	2,099	2,508	4,607	6,433	8,717	15,150
Brokered deposit	497	179	676	861	1,177	2,038
Total interest-bearing deposits	2,938	1,992	4,930	8,685	14,441	23,126
Borrowings	1,192	(459)	733	6,302	(36)	6,266
Subordinated debentures	(303)	(303)	(606)	(826)	(827)	(1,653)
Total borrowings	889	(762)	127	5,476	(863)	4,613
Total interest-bearing liabilities	3,827	1,230	5,057	14,161	13,578	27,739
Change in net interest income	$(1,414)	$2,428	$1,014	$(2,480)	$(690)	$(3,170)

Interest and Dividend Income.  Interest and dividend income on a tax equivalent basis increased $6.1 million, or 9.6%, to $69.5 million for the three months ended September 30, 2024, compared to $63.4 million for the three months ended September 30, 2023. The significant components of the increase were:

●	Interest and fees on loans on a tax equivalent basis increased $5.7 million, or 9.7%, reflecting loan growth and a 32-basis-point increase in the yield.

Compared to the first nine months of 2023, interest and dividend income on a tax equivalent basis increased $24.6 million, or 13.6%. The significant components of the increase were:

●	Interest and fees on loans on a tax equivalent basis increased $19.2 million, or 11.5%, reflecting loan growth and a 36-basis-point increase in the yield.
●	Interest on other interest-earning assets increased $5.2 million, or 80.5%, reflecting higher fed fund balances in 2024.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Interest Expense.  Interest expense increased $5.0 million, or 15.8%, to $37.1 million for the three months ended September 30, 2024 from $32.1 million for the three months ended September 30, 2023. The significant components of the increase were:

●Interest expense on deposits increased $4.9 million, or 19.7%, reflecting deposit growth and a 45 basis-point increase in rates paid.
●Interest expense on borrowings increased $127,000 or 1.8%, reflecting an increase in the average balance partially offset by a 46 basis-point decrease in the cost of borrowings.

Compared to the first nine months of 2023, interest expense increased $27.7 million, or 33.7%, reflecting similar trends to the quarter-over-quarter results.

Net Interest and Dividend Income.  Net interest and dividend income on a tax equivalent basis increased $1.0 million, or 3.2%, to $32.3 million for the three months ended September 30, 2024 from $31.3 million for the three months ended September 30, 2023. The average balance of interest-bearing assets and liabilities increased $139.8 million and $170.2 million, respectively, and rate increases on interest-bearing liabilities outpaced the increase in the yield on interest-earning assets by 2 basis points. The net interest margin on a full tax equivalent basis increased 2 basis points to 2.36% for the three months ended September 30, 2024 from 2.34% for three months ended September 30, 2023.

Compared to the first nine months of 2023, net interest and dividend income on a tax equivalent basis decreased

$3.1 million, or 3.2%, to $95.1 million from $98.2 million. The net interest margin on a tax equivalent basis decreased by 21 basis points to 2.31% for the nine months ended September 30, 2024 from 2.52% for the nine months ended September 30, 2023.

Income Tax Provision.  The provision for income taxes was $366,000 and $5.0 million for the three and nine months ended September 30, 2024 compared to $2.5 million and $7.2 million, for the three and nine months ended September 30, 2023. The effective tax rate for three months ended September 30, 2024 and 2023 was 8.5% and 23.0%, respectively. The effective tax rate for the nine months ended September 30, 2024 and 2023 was 21.3% and 23.7%, respectively. The quarter-over-quarter decrease reflects a discrete tax benefit as a result of the filing of amended tax returns to properly reflect tax exempt interest.

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

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The tables below show the results of operations for the Company’s segments, HarborOne Bank and HarborOne Mortgage, for the three and nine months ended September 30, 2024 and 2023, and the increase or decrease in those results:

	HarborOne Bank				HarborOne Mortgage
	Three Months Ended				Three Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2024	2023	Dollars	Percent	2024	2023	Dollars	Percent

	(dollars in thousands)

Net interest and dividend income	$31,780	$31,468	$312	1.0%	$105	$199	$(94)	(47.2)%
Provision (benefit) for credit losses	5,903	(113)	6,016	(5,323.9)	—	—	—	—
Net interest and dividend income, after provision (benefit) for credit losses	25,877	31,581	(5,704)	(18.1)	105	199	(94)	(47.2)
Mortgage banking income:
Gain on sale of mortgage loans	—	—	—	—	3,752	2,704	1,048	38.8
Intersegment gain (loss)	(357)	(198)	(159)	80.3	277	249	28	11.2
Changes in mortgage servicing rights fair value	(220)	18	(238)	(1,322.2)	(2,421)	107	(2,528)	(2,362.6)
Other	175	188	(13)	(6.9)	2,215	2,082	133	6.4
Total mortgage banking income (loss)	(402)	8	(410)	(5,125.0)	3,823	5,142	(1,319)	(25.7)
Other noninterest income (loss)	7,067	6,503	564	8.7	—	(4)	4	(100.0)
Total noninterest income	6,665	6,511	154	2.4	3,823	5,138	(1,315)	(25.6)
Noninterest expense	26,752	26,272	480	1.8	5,600	5,490	110	2.0
Income (loss) before income taxes	5,790	11,820	(6,030)	(51.0)	(1,672)	(153)	(1,519)	992.8
Provision (benefit) for income taxes	875	2,716	(1,841)	(67.8)	(535)	(15)	(520)	3,466.7
Net income (loss)	$4,915	$9,104	$(4,189)	(46.0)%	$(1,137)	$(138)	$(999)	723.9%

	HarborOne Bank				HarborOne Mortgage
	Nine Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2024	2023	Dollars	Percent	2024	2023	Dollars	Percent

	(dollars in thousands)

Net interest and dividend income	$93,364	$98,520	$(5,156)	(5.2)%	$425	$646	$(221)	(34.2)%
Provision for credit losses	6,350	5,036	1,314	26.1	—	—	—	—
Net interest and dividend income, after provision for credit losses	87,014	93,484	(6,470)	(6.9)	425	646	(221)	(34.2)
Mortgage banking income:
Gain on sale of mortgage loans	—	—	—	—	8,908	8,228	680	8.3
Intersegment gain (loss)	(1,057)	(904)	(153)	16.9	1,049	793	256	32.3
Changes in mortgage servicing rights fair value	(326)	(89)	(237)	266.3	(3,359)	(1,042)	(2,317)	222.4
Other	534	584	(50)	(8.6)	6,488	6,214	274	4.4
Total mortgage banking income (loss)	(849)	(409)	(440)	107.6	13,086	14,193	(1,107)	(7.8)
Other noninterest income (loss)	20,971	19,059	1,912	10.0	14	(4)	18	(450.0)
Total noninterest income	20,122	18,650	1,472	7.9	13,100	14,189	(1,089)	(7.7)
Noninterest expense	81,950	78,655	3,295	4.2	15,180	16,305	(1,125)	(6.9)
Income (loss) before income taxes	25,186	33,479	(8,293)	(24.8)	(1,655)	(1,470)	(185)	12.6
Provision (benefit) for income taxes	5,571	8,024	(2,453)	(30.6)	(551)	(348)	(203)	58.3
Net income (loss)	$19,615	$25,455	$(5,840)	(22.9)%	$(1,104)	$(1,122)	$18	(1.6)%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

HarborOne Bank Segment

Results of Operations for the Three and Nine Months Ended September 30, 2024 and 2023

Net Income. The Bank’s net income decreased $4.2 million, or 46.0% to $4.9 million for the three months ended September 30, 2024 compared to $9.1 million for the three months ended September 30, 2023. The decrease in net income reflects a $6.0 million increase in provision for credit losses and a $480,000 increase in noninterest expense, partially offset by a $312,000 increase in net interest and dividend income and a $154,000 increase in noninterest income.

Compared to the first nine months of 2023, the Bank’s net income for the nine months ended September 30, 2024 decreased $5.8 million, or 22.9% to $19.6 million from $25.5 million. The decrease in net income reflects a decrease of $5.2 million, or 5.2%, in net interest and dividend income, an increase in noninterest expense of $3.3 million, or 4.2%, and a $1.3 million, or 26.1%, increase in the provision for credit losses, partially offset by a $1.5 million, or 7.9% increase in noninterest income.

Provision for Credit Losses.  The Bank recorded a provision for credit losses of $5.9 million and $6.4 million for the three and nine months ended September 30, 2024, respectively. The provision for credit losses in 2024 primarily reflects the specific reserve allocation for a single credit in the amount of $4.7 million and provisioning for commercial loan growth, partially offset by improved qualitative factor adjustments for residential real estate mortgages as consumer metrics considered in the model improved. The Bank recorded a reversal of provision for credit losses of $113,000 for the three months ended September 30, 2023, and for the nine months ended September 30, 2023, a provision for credit losses of $5.0 million reflecting a $5.7 million provision for loan credit losses, primarily for loan growth and charge off replenishment, partially offset by a $682,000 reversal of provision for unfunded commitments.

Net charge-offs totaled $182,000, or 0.02%, of average loans outstanding on an annualized basis, for the quarter ended September 30, 2024 compared to net recoveries of $18,000 for the same period in 2023. For the nine months ended September 30, 2024 and 2023, net charge-offs were $502,000 and $2.6 million, respectively.

Noninterest Income.  Total noninterest income was $6.7 million and $20.1 million for the three and nine months ended September 30, 2024 compared to $6.5 million and $18.7 million for the respective prior year periods. The following table sets forth the components of noninterest income:

	Three Months Ended September 30,		Increase (Decrease)
	2024	2023	Dollars	Percent

	(dollars in thousands)

Intersegment loss	$(357)	$(198)	$(159)	80.3%
Secondary market loan servicing fees, net of guarantee fees	175	188	(13)	(6.9)
Changes in mortgage servicing rights fair value	(220)	18	(238)	(1,322.2)
Total mortgage banking income (loss)	(402)	8	(410)	(5,125.0)%
Interchange fees	2,719	2,685	34	1.3
Other deposit account fees	2,651	2,447	204	8.3
Income on retirement plan annuities	122	146	(24)	(16.4)
Bank-owned life insurance income	777	531	246	46.3
Swap fee income	529	233	296	127.0
Other	269	461	(192)	(41.6)
Total noninterest income	$6,665	$6,511	$154	2.4%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

	Nine Months Ended September 30,		Increase (Decrease)
	2024	2023	Dollars	Percent

	(dollars in thousands)

Intersegment loss	$(1,057)	$(904)	$(153)	16.9%
Secondary market loan servicing fees, net of guarantee fees	534	584	(50)	(8.6)
Changes in mortgage servicing rights fair value	(326)	(89)	(237)	266.3
Total mortgage banking loss	(849)	(409)	(440)	107.6%
Interchange fees	8,039	7,877	162	2.1
Other deposit account fees	7,537	7,001	536	7.7
Income on retirement plan annuities	408	393	15	3.8
Gain on sale of asset held for sale	1,809	—	1,809	—
Loss on sale of securities	(1,041)	—	(1,041)	—
Bank-owned life insurance income	2,281	1,542	739	47.9
Swap fee income	715	688	27	3.9
Other	1,223	1,558	(335)	(21.5)
Total noninterest income	$20,122	$18,650	$1,472	7.9%

The primary reasons for the variances within the noninterest income categories shown in the preceding table are noted below:

●The increase in other deposit account fees for the three and nine months ended September 30, 2024 reflects:
o	an increase in business account fees of $80,000 and $259,000, respectively; and
o	an increase in overdraft protection fees of $130,000 and $240,000, respectively.
●BOLI income increase is due to updated crediting rates for 2024.
●The Bank records an intersegment loss on loans purchased from HarborOne Mortgage that is offset in consolidation. The Bank purchased $86.8 million of residential mortgage loans from HarborOne Mortgage during the nine months ended September 30, 2024 as compared to $132.4 million for the prior year period.
●Swap fee income is collected and recorded at the time the swap contract is entered into, and therefore income fluctuates as a function of the swap agreements entered into in a period.
●The gain on sale of assets held for sale is from the sale-leaseback of the building that currently houses HarborOne’s Legion Parkway banking center in downtown Brockton.
●The loss on sale of securities was realized on the sale of $17.5 million of available-for-sale securities with a weighted average book yield of 2.84%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Noninterest Expense.  Total noninterest expense was $26.8 million and $82.0 million for the three and nine months ended September 30, 2024 compared to $26.3 million and $78.7 million prior year periods. The following table sets forth the components of noninterest expense:

	Three Months Ended September 30,		Increase (Decrease)
	2024	2023	Dollars	Percent

	(dollars in thousands)

Compensation and benefits	$14,939	$15,238	$(299)	(2.0)%
Occupancy and equipment	4,029	3,828	201	5.3
Data processing expenses	2,686	2,527	159	6.3
Loan expenses	143	128	15	11.7
Marketing	524	709	(185)	(26.1)
Deposit expenses	722	534	188	35.2
Postage and printing	324	330	(6)	(1.8)
Professional fees	942	914	28	3.1
Foreclosed and repossessed assets	1	2	(1)	(50.0)
Deposit insurance	1,028	1,004	24	2.4
Other expenses	1,414	1,058	356	33.6
Total noninterest expense	$26,752	$26,272	$480	1.8%

	Nine Months Ended September 30,		Increase (Decrease)
	2024	2023	Dollars	Percent

	(dollars in thousands)

Compensation and benefits	$45,873	$45,069	$804	1.8%
Occupancy and equipment	12,231	12,033	198	1.6
Data processing expenses	7,519	7,187	332	4.6
Loan expenses	397	311	86	27.7
Marketing	2,638	2,559	79	3.1
Deposit expenses	2,151	1,394	757	54.3
Postage and printing	1,126	1,170	(44)	(3.8)
Professional fees	2,769	2,609	160	6.1
Foreclosed and repossessed assets	6	(10)	16	(160.0)
Deposit insurance	3,184	2,690	494	18.4
Other expenses	4,056	3,643	413	11.3
Total noninterest expense	$81,950	$78,655	$3,295	4.2%

The primary reasons for the significant variances within the noninterest expense categories shown in the preceding table are noted below:

●The quarter-over-quarter decrease in compensation expense primarily reflects incentive accrual adjustments. The year-over-year increase reflects higher incentive and ESOP expense.
●The increase in deposit expense for the three and nine months ended September 30, 2024 reflects:
o	An increase in reciprocal deposit fees of $49,000 and $185,000, respectively; and
o	An increase in FHLB letter of credit fees of $80,000 and $212,000, respectively.
●The year-over-year increase in deposit insurance reflects a two-basis-point increase in the insurance rate and base increase.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

●The increase in other expense for the three and nine months ended September 30, 2024 reflects increases of $247,000 and $748,000, respectively, in cloud computing expenses.

HarborOne Mortgage Segment

Results of Operations for the Three and Nine Months September 30, 2024 and 2023

Net Income.  HarborOne Mortgage recorded a net loss of $1.1 million for both the three and nine months ended September 30, 2024, compared to a net loss of $138,000 and $1.1 million for the respective prior year periods. The HarborOne Mortgage segment’s results are heavily impacted by prevailing interest rates, refinancing activity, and home sales.

Noninterest Income.  Total noninterest income was $3.8 million and $13.1 million for the three and nine months ended September 30, 2024 as compared to $5.1 million and $14.2 million for the respective prior year periods. Noninterest income is primarily from mortgage banking income, for which the following table provides further detail:

	Three Months Ended September 30,		Increase (Decrease)
	2024	2023	Dollars	Percent

	(dollars in thousands)

Gain on sale of mortgage loans	$3,752	$2,704	$1,048	38.8%
Intersegment gain	277	249	28	11.2
Processing, underwriting and closing fees	555	453	102	22.5
Secondary market loan servicing fees net of guarantee fees	1,660	1,629	31	1.9
Changes in mortgage servicing rights fair value	(2,421)	107	(2,528)	(2,362.6)
Other	—	(4)	4	(100.0)
Total noninterest income	$3,823	$5,138	$(1,315)	(25.6)%

Originated mortgage servicing rights included in gain on sale of mortgage loans	$344	$900	$(556)	(61.8)%
Change in 10-year Treasury Constant Maturity rate in basis points	(55)	78

	Nine Months Ended September 30,		Increase (Decrease)
	2024	2023	Dollars	Percent

	(dollars in thousands)

Gain on sale of mortgage loans	$8,908	$8,228	$680	8.3%
Intersegment gain	1,049	793	256	32.3
Processing, underwriting and closing fees	1,341	1,155	186	16.1
Secondary market loan servicing fees net of guarantee fees	5,147	5,059	88	1.7
Changes in mortgage servicing rights fair value	(3,359)	(1,042)	(2,317)	222.4
Other	14	(4)	18	(450.0)
Total noninterest income	$13,100	$14,189	$(1,089)	(7.7)%

Originated mortgage servicing rights included in gain on sale of mortgage loans	$985	$2,193	$(1,208)	(55.1)%
Change in 10-year Treasury Constant Maturity rate in basis points	(7)	71

The primary reasons for the significant variances in the noninterest income category shown in the preceding table are noted below:

●	The change in the MSR fair value is generally consistent with the change in key benchmark residential mortgage rates. As interest rates rise and prepayment speeds decrease, MSR fair value tends to increase.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Conversely, when interest rates fall and prepayment speeds increase, MSR fair value tends to decrease. For the three and nine months ended September 30, 2024, the MSR fair value declined $3.3 million and $3.7 million, respectively. These changes reflect the decrease of benchmark residential rates at September 30, 2024 and amortization related to principal payments, muted by MSR assumption caps used in the valuation model. MSR fair value change also includes an economic hedge to partially mitigate potential MSR valuation losses in a declining rate environment. For the three and nine months ended September 30, 2024, hedging gains were $845,000 and $344,000, respectively.
●	Loan production and gain on sale of mortgages for three and nine months ended September 30, 2024 increased versus the comparable prior year periods as mortgage demand picked up slightly on lower interest rates but continues to be hampered by low for-sale inventory.

The following tables provide additional loan production detail:

	Three Months Ended September 30,
	2024		2023
	Loan		Loan
	Amount	% of Total	Amount	% of Total

	(dollars in thousands)

Product Type
Conventional	$138,468	66.1%	$99,038	62.9%
Government	18,310	8.8	9,009	5.7
State Housing Agency	8,019	3.8	9,397	6.0
Jumbo	44,687	21.3	40,109	25.4
Seconds	41	—	20	—
Total	$209,525	100.0%	$157,573	100.0%

Purpose
Purchase	$187,262	89.4%	$143,205	90.9%
Refinance	20,593	9.8	11,841	7.5
Construction	1,670	0.8	2,527	1.6
Total	$209,525	100.0%	$157,573	100.0%

	Nine Months Ended September 30,
	2024		2023
	Loan		Loan
	Amount	% of Total	Amount	% of Total

	(dollars in thousands)

Product Type
Conventional	$330,418	68.2%	$253,219	55.6%
Government	42,862	8.9	32,935	7.2
State Housing Agency	17,174	3.5	27,296	6.0
Jumbo	94,076	19.4	141,802	31.2
Seconds	89	—	71	—
Total	$484,619	100.0%	$455,323	100.0%

Purpose
Purchase	$429,030	88.5%	$418,701	92.0%
Refinance	46,540	9.6	30,153	6.6
Construction	9,049	1.9	6,469	1.4
Total	$484,619	100.0%	$455,323	100.0%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Noninterest Expense.  Total noninterest expense was $5.6 million and $15.2 million for the three and nine months ended September 30, 2024 compared to $5.5 million and $16.3 million for the respective prior year periods. The following table sets forth the components of noninterest expense:

	Three Months Ended September 30,		Increase (Decrease)
	2024	2023	Dollars	Percent

	(dollars in thousands)

Compensation and benefits	$4,215	$4,014	$201	5.0%
Occupancy and equipment	562	567	(5)	(0.9)
Data processing expenses	25	21	4	19.0
Loan expenses	314	258	56	21.7
Marketing	25	85	(60)	(70.6)
Postage and printing	9	12	(3)	(25.0)
Professional fees	162	155	7	4.5
Other expenses	288	378	(90)	(23.8)
Total noninterest expense	$5,600	$5,490	$110	2.0%

	Nine Months Ended September 30,		Increase (Decrease)
	2024	2023	Dollars	Percent

	(dollars in thousands)

Compensation and benefits	$11,078	$11,289	$(211)	(1.9)%
Occupancy and equipment	1,713	1,956	(243)	(12.4)
Data processing expenses	45	110	(65)	(59.1)
Loan expenses	892	805	87	10.8
Marketing	94	341	(247)	(72.4)
Postage and printing	29	35	(6)	(17.1)
Professional fees	425	592	(167)	(28.2)
Other expenses	904	1,177	(273)	(23.2)
Total noninterest expense	$15,180	$16,305	$(1,125)	(6.9)%

The primary reasons for the significant variances within the noninterest expense categories shown in the preceding table are noted below:

●The quarter-over-quarter increase in compensation and benefits primarily reflects increased commission expense consistent with the changes in mortgage origination volumes. The decrease for the nine months ended September 30, 2024 reflects lower staffing levels for the period.

●The decreases in the other noninterest expense categories for the three and nine months ended September 30, 2024 reflect the cost saving actions taken throughout 2023 and continuing into 2024.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Asset Quality

The following table provides information with respect to our nonperforming assets at the dates indicated. We did not have any accruing loans past due 90 days or more at the dates presented.

	September 30,	December 31,
	2024	2023

	(dollars in thousands)

Non-accrual loans:
Commercial real estate	$17,171	$7,416
Commercial construction	—	—
Commercial and industrial	1,743	1,791
Residential real estate:
One- to four-family	8,768	7,785
Second mortgages and equity lines of credit	683	473
Consumer	43	48
Total non-accrual loans	28,408	17,513
Other real estate owned and repossessed assets:
One- to four-family residential real estate owned	—	—
Other repossessed assets	—	69
Total nonperforming assets	$28,408	$17,582

Period end allowance for credit losses balance	$54,004	$47,972
Period end total loan balance	$4,879,503	$4,750,311
Allowance for credit losses to total loans(1)	1.11%	1.01%
Allowance for credit losses to non-accrual loans	190.10%	273.92%
Total nonperforming loans to total loans (1)	0.58%	0.37%
Total nonperforming assets to total assets	0.49%	0.31%

(1) Total loans are presented before allowance for credit losses, but include deferred loan origination costs (fees), net, and the basis adjustment associated with the application of hedge accounting on certain residential real estate loans. Refer to Note 10 - Derivatives.

Credit quality has remained strong, with total nonperforming assets of $28.4 million at September 30, 2024, compared to $17.6 million at December 31, 2023 and $18.8 million at September 30, 2023. Nonperforming assets as a percentage of total assets were 0.49% at September 30, 2024, 0.31% at December 31, 2023, and 0.33% at September 30, 2023. As of September 30, 2024, CRE and CRE construction loans rated “substandard” amounted to $54.9 million, and includes:

• A $17.2 million nonaccrual loan collateralized by a property included in the office sector with a specific reserve of $4.7 million. This is a participation loan originated by another institution within our market and is  current as of September 30, 2024.

• A $13.7 million loan, modified during the second quarter of 2024, due to the borrower experiencing financial difficulty with a specific reserve of $128,000. This loan is collateralized by a property included in the office sector. The borrower was provided a rate reduction modification and is performing in accordance with the modified terms.

• Four additional credits totaling $24.0 million with specific reserves of $394,000. The loans are current and the sponsors continue to cooperate with the bank in addressing credit weakness.

Loans to borrowers experiencing financial difficulty was $15.3 million as of September 30, 2024, representing two credits, including the loan noted above, that were provided rate reduction and term extension modifications. As of September 30, 2024, the loans were performing in accordance with the modified terms and were current.

Management continues to closely monitor the CRE loan portfolio for signs of deterioration given analysts’ projections of market softness over the near term due to higher vacancies and interest rates. The New England focused

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

portfolio has limited near-term maturity risk with 75% of the loans maturing in 2027 or later. The CRE and CRE construction portfolio composition includes:

	As of September 30, 2024
			Risk Rating
		Percent	Special
	Balance	to Total	Mention	Substandard	Nonaccrual

	(dollars in thousands)

Flex/Industrial	$557,898	21.5%	$5,628	$4,560	$-
Multifamily	469,318	18.1%	5,597	6,912	-
Hotels	334,208	12.9%	21,145	4,835	-
Retail	301,285	11.6%	14,385	-	-
Office	227,001	8.8%	-	38,599	17,171
Healthcare	223,971	8.6%	-	-	-
All Other	477,856	18.4%	28,943	-	-
Total CRE and CRE construction	$2,591,537	100.0%	$75,698	$54,906	$17,171

Management performs comprehensive reviews and works proactively with creditworthy borrowers facing financial stress and implements prudent accommodations to improve the Bank’s prospects of contractual repayment.

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

In estimating the ACL on loans, Management considers the sensitivity of the model and significant judgments and assumptions that could result in an amount that is materially different from Management’s estimate. Management performed a sensitivity analysis to understand the impact of hypothetical changes in qualitative loss factors on the ACL. Due to the concentration of the Bank’s ACL allocation in the total commercial portfolio, the sensitivity analysis evaluated the impact of changes to commercial loan segments. At September 30, 2024, the potential impact of changes to Management’s judgements on total commercial qualitative risk factors ranged between a $17.2 million reduction and $26.2 million increase in the ACL. This sensitivity analysis does not represent a change to Management’s judgment, but rather provides a hypothetical result to assess the sensitivity of the ACL to a key input.

The ACL was $54.0 million, or 1.11% of total loans, at September 30, 2024, compared to $48.0 million, or 1.01% of total loans, at December 31, 2023. The ACL on individually analyzed loans amounted to $5.3 million, or 8.12% of the carrying value of individually analyzed loans. The ACL on unfunded commitments, included in other liabilities on the unaudited Consolidated Balance Sheets, amounted to $3.7 million at September 30, 2024, compared to $3.9 million at December 31, 2023 and $4.2 million at September 30, 2023.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The following table sets forth the breakdown of the ACL by loan category at the dates indicated:

	September 30, 2024			December 31, 2023
		% of			% of
		Allowance			Allowance
		Amount to	% of Loans		Amount to	% of Loans
		Total	in Category		Total	in Category
	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans

	(dollars in thousands)

Commercial real estate	$28,919	53.55%	47.57%	$21,288	44.38%	49.35%
Commercial construction	4,546	8.42	5.54	4,824	10.06	4.39
Commercial and industrial	9,290	17.20	11.27	8,107	16.90	9.82
Residential real estate:
One- to four-family	9,519	17.63	31.23	12,101	25.22	31.87
Second mortgages and equity lines of credit	1,375	2.54	3.75	964	2.01	3.73
Residential construction	227	0.42	0.27	418	0.87	0.38
Consumer	128	0.24	0.37	270	0.56	0.46
Total allowance for credit losses on loans	$54,004	100.00%	100.00%	$47,972	100.00%	100.00%

The following table sets forth net charge-offs (recoveries) and the ratio of annualized net charge-offs (recoveries) to average loans for the periods indicated:

	Three Months Ended September 30,
	2024			2023
		Net	Net Charge-		Net	Net Charge-
	Average	Charge-offs	off (Recovery)	Average	Charge-offs	off (Recovery)
	Balance	(Recoveries)	Rate	Balance	(Recoveries)	Rate

	(dollars in thousands)

Commercial:
Commercial real estate	$2,460,351	$(3)	(0.00)%	$2,426,224	$(2)	(0.00)%
Commercial construction	262,788	—	—%	201,387	—	—%
Commercial and industrial	406,289	146	0.14%	353,206	16	0.02%
Total commercial loans	$3,129,428	$143	0.02%	$2,980,817	$14	0.00%

Residential real estate:
One- to four-family	$1,520,800	$—	—%	$1,503,563	$—	—%
Second mortgages and equity lines of credit	179,079	—	—%	174,104	(40)	(0.09)%
Residential real estate construction	12,416	—	—%	22,716	—	—%
Total residential real estate loans	$1,712,295	$—	—%	$1,700,383	$(40)	(0.01)%

Total Consumer loans	$18,445	$39	0.86%	$25,126	$8	0.13%

Total loans	$4,860,168	$182	0.02%	$4,706,326	$(18)	(0.00)%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

	Nine Months Ended September 30,
	2024			2023
		Net	Net Charge-		Net	Net Charge-
	Average	Charge-offs	off (Recovery)	Average	Charge-offs	off (Recovery)
	Balance	(Recoveries)	Rate	Balance	(Recoveries)	Rate

	(dollars in thousands)

Commercial:
Commercial real estate	$2,465,157	$(103)	(0.01)%	$2,394,343	$2,914	0.16%
Commercial construction	238,712	—	—%	210,885	—	—%
Commercial and industrial	383,376	512	0.18%	335,255	(224)	(0.09)%
Total commercial loans	$3,087,245	$409	0.02%	$2,940,483	$2,690	0.12%

Residential real estate:
One- to four-family	$1,512,003	$(2)	(0.00)%	$1,479,012	$(2)	(0.00)%
Second mortgages and equity lines of credit	176,173	(6)	(0.00)%	169,385	(83)	(0.07)%
Residential real estate construction	14,542	—	—%	28,582	—	—%
Total residential real estate loans	$1,702,718	$(8)	(0.00)%	$1,676,979	$(85)	(0.01)%

Total Consumer loans	$19,397	$101	0.69%	$30,112	$36	0.16%

Total loans	$4,809,360	$502	0.01%	$4,647,574	$2,641	0.08%

Net charge-offs were $182,000 and $502,000 for the three and nine months ended September 30, 2024. Net recoveries were $18,000 and net charge-offs were $2.6 million for the three and nine months ended September 30, 2023, respectively.

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

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The table below sets forth, as of September 30, 2024 and 2023, the net interest income simulation results that estimate the impact of interest rate changes on the Company’s estimated net interest income over two years:

	Change in Net Interest Income
	(% change from year one base)
Changes in Interest Rates	September 30, 2024		September 30, 2023
(basis points) (1)	Year One	Year Two	Year One	Year Two
+300	(11.2)%	(13.3)%	(13.1)%	(11.8)%
+200	(7.6)%	(8.8)%	(8.6)%	(7.7)%
+100	(4.0)%	(4.4)%	(4.2)%	(3.5)%
-100	2.0%	2.5%	4.6%	4.7%
-200	2.5%	1.9%	6.4%	4.5%
-300	2.8%	0.3%	N/A	N/A
-400	2.4%	(2.7)%	N/A	N/A

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

The table below sets forth, as of September 30, 2024 the estimated changes in the EVE that would result from an instantaneous parallel shift in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

At September 30, 2024
				EVE as a Percentage of Economic
		Estimated Increase (Decrease)		Value of Assets
Changes in Interest Rates	Estimated	in EVE			Changes in
(basis points) (1)	EVE	Amount	Percent	EVE Ratio (2)	Percent
(dollars in thousands)

+ 300	$415,652	$(161,772)	(28.0)%	8.2%	(2.3)%
+ 200	479,473	(97,951)	(17.0)	9.2	(1.3)
+ 100	538,420	(39,004)	(6.8)	10.1	(0.4)
0	577,424	—	—	10.5	—
- 100	594,552	17,128	3.0	10.5	—
- 200	553,509	(23,915)	(4.1)	9.6	(0.9)
- 300	501,855	(75,569)	(13.1)	8.5	(2.0)
-400	424,349	(153,075)	(26.5)	7.1	(3.4)

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

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Liquidity Management and Capital Resources

Liquidity measures the Company’s ability to meet both current and future financial obligations of a short- and long-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and amortization of securities, and borrowings from the FHLB. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, calls of investment securities and borrowed funds, and prepayments on loans are greatly influenced by general interest rates, economic conditions, and competition.

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

We continue to focus on maintaining a strong liquidity position. We have access to immediate liquid resources in cash and cash equivalents of $224.3 million at September 30, 2024, which are primarily on deposit with the FRBB. Maturities and payments on outstanding loans and investment securities also provide a steady flow of funds. Liquidity is further enhanced by our ability to pledge loans and securities to access secured borrowings from the FHLB and FRBB. As of September 30, 2024, we had additional borrowing capacity of $830.3 million from the FHLB and $419.2 million from the FRBB based on the amount of collateral pledged. We also have additional borrowing capacity under a $25.0 million unsecured federal funds line with a correspondent bank. Potential sources of liquidity also include unpledged investment securities in our available-for-sale securities portfolio with a carrying value of $3.4 million and our ability to sell loans in the secondary market.

Our core deposits (which we define as deposits other than certificates of deposits) have historically provided us with a long-term source of stable and relatively lower cost source of funding. However, deposit inflows and outflows can vary widely and are influenced by prevailing market interest rates, competition, local and national economic conditions and fluctuations in our business customers’ own liquidity needs and may be negatively impacted by unexpected deposit withdrawals from weakness in the financial markets and industry-wide reductions in liquidity. The Company utilizes third- party brokers to obtain brokered deposits to supplement core deposit fluctuations and loan growth. At September 30, 2024, the Company had $373.7 million in brokered deposits. Additional funding is available through the issuance of long-term debt or equity.

In the ordinary course of the Company’s operations, the Company has entered into certain contractual obligations and has made other commitments to make future payments. At September 30, 2024, we had outstanding commitments to originate loans of $102.9 million and unadvanced funds on loans of $756.8 million. Certificates of deposit that are scheduled to mature within one year from September 30, 2024 totaled $1.23 billion.

The Company believes that it will be able to meet its contractual obligations as they come due through the maintenance of adequate cash levels and liquidity. Other than normal changes in the ordinary course of business, there have been no significant changes in the types of contractual obligations or amounts due since December 31, 2023.

Our ability to maintain adequate levels of liquidity is dependent on our ability to continue to maintain a strong risk profile and capital base. The Company and the Bank are subject to various regulatory capital requirements. At September 30, 2024, the Company and the Bank exceeded all regulatory capital requirements and were considered “well capitalized” under regulatory guidelines. See Note 12 of the Notes to Consolidated Financial Statements.

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

The following table reconciles the Company’s tangible-common-equity-to-tangible-assets ratio for the periods indicated:

	September 30,
	2024	2023
(dollars on thousands)

Tangible common equity:
Total stockholders' equity	$584,202	$584,634
Less: Goodwill	59,042	69,802
Less: Other intangible assets (1)	947	1,704
Tangible common equity	$524,213	$513,128

Tangible assets:
Total assets	$5,775,967	$5,664,387
Less: Goodwill	59,042	69,802
Less: Other intangible assets (1)	947	1,704
Tangible assets	$5,715,978	$5,592,881

Tangible common equity / tangible assets (2)	9.17%	9.17%

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation under the supervision and with the participation of the Company’s Management, including the Company’s principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures as of the period ended September 30, 2024. Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s Management including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures. The Company will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)Unregistered Sales of Equity Securities. None.

b)Use of Proceeds. None.

c)Repurchase of Equity Securities.

			Total number of	Maximum number (or
			shares (or units)	approximate dollar
			purchased as part	value) of shares (or
	Total number of		of publicly	units) that may yet be
	shares (or units)	Average price paid	announced plans or	purchased under the
Period	purchased	per share (or unit)	programs	plans or programs
July 1 to July 31, 2024	100,709	$11.49	100,709	2,070,445
August 1 to August 31, 2024	131,761	12.39	232,470	1,938,684
September 1 to September 30, 2024	115,200	12.70	347,670	1,823,484
	347,670	$12.23	347,670	1,823,484

On May 29, 2024, the Company announced a share repurchase program to repurchase up to 2,222,568 shares of its common stock, or approximately 5% of its outstanding shares. During the third quarter of 2024, the Company repurchased 347,670 shares at an average cost of $12.23 per share in open market transactions under the share repurchase program. The share repurchase program will expire on May 28, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

a)None.

b)None.

c) During the quarter ended September 30, 2024, none of the Company’s directors or executive officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) had in place, or adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as such term is defined in the Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

The exhibits listed in the Exhibit Index are included in, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (and are numbered in accordance with Item 601 of Regulation S-K):

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
101

Interactive data files (formatted in Inline XBRL) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, (ii) the Consolidated Statements of Income for the three months and nine months ended September 30, 2024 and 2023 (iii) the Consolidated Statements of Comprehensive (Loss) Income for the three months and nine months ended September 30, 2024 and 2023, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the three months and nine months ended September 30, 2024 and 2023, (v) the Consolidated Statements of Cash Flows for the three months and nine months ended September 30, 2024 and 2023, and (vi) the Notes to the unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)

*Filed herewith

**Furnished herewith

† Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HarborOne Bancorp, Inc.

Date: November 12, 2024	By:	/s/ Joseph F. Casey
Joseph F. Casey
President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Stephen W. Finocchio
Stephen W. Finocchio
Executive Vice President and Chief Financial Officer (Principal Financial Officer)