Form 10-K
period 2024-12-31
HarborOne Bancorp, Inc.
filed 2025-03-06
CIK 1769617

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of its last completed second fiscal quarter was $365,680,424

As of February 28, 2025, there were 43,497,648 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2025 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ending December 31, 2024.

Glossary of Acronyms and Terms

The following is a list of common acronyms and terms used regularly in our financial reporting:

ACL	Allowance for Credit Losses
ACLL	Allowance for Credit Losses on Loans
ALCO	Asset/Liability Committee
ASU	Accounting Standards Update
Bank	HarborOne Bank
BHCA	Bank Holding Company Act of 1956
BIC	Borrower-in-custody
BOLI	Bank-owned life insurance
BTFP	Bank Term Funding Program
BSA	Bank Secrecy Act
CDI	Core deposit intangible
CFPB	Consumer Financial Protection Bureau
Coastway	Coastway Bancorp, Inc.
CMOs	Collateralized Mortgage Obligation
CODM	Chief Operating Decision Maker
Commissioner	Massachusetts Commissioner of Banks
CRA	Community Reinvestment Act
CRE	Commercial real estate
DCF	Discounted cash flow
DIF	Massachusetts Depositors Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EPS	Earnings per share
ESOP	Employee Stock Ownership Plan
EVE	Equity at risk
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FRBB	Federal Reserve Bank of Boston
GAAP	Accounting principles generally accepted in the United States of America
GLBA	Gramm-Leach-Bliley Act of 1999
GSEs	Government-sponsored enterprises
HarborOne Mortgage	HarborOne Mortgage, LLC
LIBOR	London Interbank Offered Rate
Management	Company's management
MSRs	Mortgage servicing rights
OFAC	Office of Foreign Assets Control
PPP	Paycheck Protection Program
RI Division of Banking	Rhode Island Department of Business Regulation, Division of Banking
ROU	Right-of-use
SBA	U.S. Small Business Administration
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Subordinated Notes	$35.0 million in fixed-to-floating-rate subordinated notes due 2028
TDRs	Troubled debt restructurings
Treasury	U.S. Department of the Treasury
USA PATRIOT Act	The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001

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

Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. The Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among others, factors referenced under the section captioned “Risk Factors” at Part I, Item 1A of this Form 10-K; changes in interest rates, changes in general business and economic conditions (including inflation) on a national basis and in the local markets in which the Company operates, including changes that adversely affect borrowers’ ability to service and repay the Company’s loans, changes in customer behavior, ongoing turbulence in the capital and debt markets and the impact of such conditions on the Company’s business activities, increases in loan default and charge-off rates, decreases in the value of securities in the Company’s investment portfolio, fluctuations in real estate values, the possibility that future credit losses may be higher than currently expected due to changes in economic assumptions, customer behavior or adverse economic developments, the adequacy of reserves for credit losses, decreases in deposit levels necessitating increased borrowing to fund loans and investments, competitive pressures from other financial institutions, acquisitions may not produce results at levels or within time frames originally anticipated, cybersecurity incidents, fraud, natural disasters, war, terrorism, civil unrest, and pandemics, changes in regulation, changes in accounting standards and practices, the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired, demand for loans in the Company’s market area, the Company’s ability to attract and maintain deposits, risks related to the implementation of acquisitions, dispositions, and restructurings, the risk that the Company may not be successful in the implementation of its business strategy; and changes in assumptions used in making such forward-looking statements. Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

PART I

ITEM 1.  BUSINESS

HarborOne Bancorp, Inc.

HarborOne Bancorp, Inc. (hereafter referred to as “we,” “our,” “us,” “HarborOne Bancorp” or the “Company”) is a Massachusetts corporation formed in 2016 as a bank holding company, headquartered in Brockton, Massachusetts. The Company owns all of the outstanding stock of HarborOne Bank (the “Bank”), a Massachusetts trust company. At December 31, 2024, the Company had total assets of $5.75 billion, deposits of $4.55 billion, and stockholders’ equity of $575.0 million on a consolidated basis.

The Consolidated Financial Statements included herein include the accounts of the Company; the Company’s subsidiaries, Legion Parkway Company LLC (a security corporation) and HarborOne Bank; and the Bank’s wholly owned subsidiaries, which consist of HarborOne Mortgage,  HarborOne Security Company, Inc., and a passive investment corporation. The passive investment corporation maintains and manages certain assets of the Bank. HarborOne Security Company, Inc. was established for the purpose of buying, holding and selling securities on its own behalf. The Company has a charitable foundation, The HarborOne Foundation.

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

HarborOne Mortgage

HarborOne Mortgage, LLC, a wholly owned subsidiary of the Bank, is a residential mortgage company headquartered in New Hampshire that maintains offices in Massachusetts, New Hampshire, Rhode Island, Maine, New Jersey, and Florida, and is licensed to lend in five additional states.

Employees and Human Capital Resources

As of December 31, 2024, the Company had 535 full-time-equivalent employees. None of the Company’s employees are represented by a labor union, and Management considers its relationship with employees to be good. The Company is an equal opportunity employer. We strive to create an inclusive environment and are dedicated to recruiting, developing and promoting a  workforce to meet the current and future demands of our business.

The success of our business is fundamentally connected to the well-being of our employees and accordingly, we are committed to their health, safety, and wellness. We promote the health and wellness of our employees by encouraging work-life balance, sponsoring various wellness programs, and offering flexible scheduling. We encourage and support the growth and development of our employees and empower them by providing continual learning and career development, ongoing performance and development conversations, internally developed training programs, customized corporate training engagements, and educational reimbursement programs. The Company engages all employees through the One Experience initiative and committee. We believe our ability to attract, develop and retain employees is a key to the Company’s success. Accordingly, we strive to offer competitive salaries and employee benefits to all employees and monitor salaries in our market areas.

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

Market Area and Competition

HarborOne Bank. The Bank provides financial services to individuals, families, small and mid-size businesses and municipalities throughout Eastern Massachusetts and Rhode Island. While our primary deposit-gathering area is concentrated within our branch office communities and surrounding cities and towns, our lending area encompasses the broader New England market.

The Bank faces significant competition for deposits and loans. Our most direct competition for deposits primarily comes from banking institutions and credit unions operating in our market area and internet banks, as well as from nonbank institutions that offer financial alternatives such as securities brokerage firms, insurance companies, and other non-bank financial services and financial technology companies. Competitive factors considered in attracting and retaining deposits include deposit rates, brand awareness, liquidity and market risk, convenient branch locations and hours of operation, personalized customer service, online and mobile access to accounts and automated teller machines, among other factors.

Our competition for loans comes from banking institutions, including credit unions, from other financial service providers, and from non-depository financial service companies, such as insurance companies and specialty finance companies. Competitive factors considered for loan generation include interest rates, terms offered, loan fees charged, loan products offered, services provided, geographic locations and a simplified application process.

.

HarborOne Mortgage, LLC. HarborOne Mortgage maintains offices in Massachusetts, New Hampshire, Rhode Island, Maine, New Jersey, and Florida, and is licensed to lend in five additional states, with 93% of its 2024 originations in New England. HarborOne Mortgage faces competition for originating loans both directly within the markets in which it operates and from entities that provide services throughout the United States through internet channels. HarborOne Mortgage’s competition comes principally from other mortgage banking firms, as well as from commercial banks, savings institutions, credit unions, and non-bank financial services and financial technology companies.

The Company’s market area is attractive and we expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, have lowered barriers to entry, allowed banks and other financial services companies to expand their geographic reach by providing services over the internet, and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Increased competition for deposits and the origination of loans could impact the Company’s growth or profitability.

Lending Activities

Loan Originations, Purchases and Sales. Loan originations come from a number of sources. The primary source of loan originations are our loan originators, and to a lesser extent, advertising and referrals from customers. We purchase participation interests in commercial loans and we sell participation interests in commercial loans to local financial institutions, primarily the portion of loans that exceed our borrowing limits or are in an amount that is considered prudent to manage our credit risk.

Mortgage Banking Activity. We originate residential mortgage loans through HarborOne Mortgage. HarborOne Mortgage sells loans on both a servicing-released and a servicing-retained basis. Loans sold with servicing retained are generally serviced by a third party. HarborOne Bank purchases residential mortgage loans for its portfolio from HarborOne Mortgage. These purchases generally consist of jumbo mortgages, adjustable-rate mortgages, and other nonconforming mortgages. The Bank’s decision to purchase loans from HarborOne Mortgage is based on prevailing market interest rate conditions, interest rate risk management, and balance sheet management.

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

Loans-to-One Borrower Limit.  The maximum amount that the Bank may lend to one borrower and the borrower’s related entities is generally limited, by statute, to 20.0% of the Bank’s capital, which is defined under Massachusetts law as the sum of the Bank’s capital stock, surplus account and undivided profits. At December 31, 2024, the Bank’s regulatory limit on loans to one borrower was $117.6 million. At that date, our largest lending relationship, a 146-unit market-rate apartment building, had a book value of $40.9 million. This loan was performing in accordance with its original repayment terms at December 31, 2024. Our internal loans-to-one- borrower limit is $85.0 million for commercial real estate loans and $30.0 million for commercial and industrial loans.

The Bank’s total loan portfolio was $4.85 billion on December 31, 2024, or 84.3% of total assets, and included the loan categories below.

Commercial Real Estate Loans.  Our largest loan type is loans secured by commercial real estate, representing 47.0% of total loans at December 31, 2024. This portfolio is well-diversified with loans secured by industrial and warehouse facilities, apartment buildings, hospitality facilities, retail developments, healthcare facilities and office buildings.

Select Commercial Real Estate Portfolio Statistics as of December 31, 2024

(Dollars in thousands)

Total CRE loans	$2,280,309
Average outstanding balance of the loans	$4,394
Largest individual CRE mortgage outstanding	$40,895
Outstanding Balances of Top Five CRE Property Types:
Industrial/Warehouse	$547,238
Multifamily	$368,064
Hotel/Hospitality	$307,656
Retail Trade	$285,960
Healthcare	$213,148
Nonaccrual Commercial Real Estate Loans	$16,836

We currently focus our commercial real estate efforts on small- and mid-size owner occupants and investors in our market area seeking loans between $350,000 and $30.0 million. We originate fixed- and adjustable-rate commercial real estate loans typically with terms between 10 and 15 years. Interest rates and payments on our adjustable-rate loans typically adjust every 30 days in accordance with a designated index and amortize over a 25- to 30-year term. We also offer interest rate swaps to accommodate customer needs. Loan amounts generally do not exceed 75% of the property’s appraised value at the time the loan is originated.

We consider a number of factors when underwriting commercial real estate loans that include projected net cash flow to the loan’s debt service requirement, the age and condition of the collateral, the profitability and the value of the underlying property, the financial resources and income level of the sponsor and their experience in owning or managing similar properties, and the borrower’s credit history. When circumstances warrant, personal guarantees are obtained from the principals of the borrower on commercial real estate. To monitor cash flows on income properties, we require borrowers and loan guarantors, where applicable, to provide annual financial statements and we also generally require an independent appraisal or valuation, an environmental survey, and a property condition report for commercial real estate loans.

Of primary concern in commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. In addition, our commercial borrowers may have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. The repayment experience, particularly on nonowner-occupied commercial real estate, is largely dependent on the successful operation of the collateral property, which can be significantly impacted by prevailing economic conditions that may affect the tenancy of the property or the supply and demand for the property type. If we are forced to foreclose on a commercial real estate property due to default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.

In the ordinary course of business, when we deem it prudent to share the risk with another lending institution, we participate out a portion of the loan. We were the lead bank in commercial real estate loans of $699.5 million with participation balances out that totaled $300.2 million at December 31, 2024.

We also purchase participation interests from other financial institutions generally in our market area. Such participations are evaluated with the same level of due diligence and care as loans we originate. The participations are underwritten, reviewed for compliance, and approved in accordance with our underwriting policies and criteria. We actively monitor the performance of such loans and periodically receive updated financial statements of the borrower from the lead lender in accordance with loan reporting requirements and covenant testing. These loans are reviewed annually in accordance with our loan policy and graded based on credit risk. Loan grades assigned are also tested by the Company’s external loan review firm in accordance with the Company’s loan review policy. We participated in commercial real estate loans with outstanding balances of $305.1 million at December 31, 2024.

Commercial and Industrial Loans.  Commercial and industrial loans represent 12.2% of our total loan portfolio at December 31, 2024. We originate commercial and industrial loans and lines of credit to a variety of professionals, sole proprietorships and small-

to medium-sized privately held businesses, primarily in Massachusetts and Rhode Island, with sales typically up to $100.0 million and borrowing needs up to $30.0 million, for working capital and other business purposes. Our small business lending team generates small business loans, including loans originated through the U.S. Small Business Administration (“SBA”), which provide a partial government guarantee. Small business loans, including real estate loans, generally consist of loans to businesses with commercial credit needs of less than or equal to $3.0 million and revenues of less than $5.0 million.

Select Commercial and Industrial  Loan Portfolio Statistics as of December 31, 2024

(Dollars in thousands)

Total Commercial and Industrial loans	$594,453
Total Small Business Loans (included above)	$158,445
Average outstanding balance of the loans	$314
Largest individual loan outstanding	$17,468
Outstanding Balances of Top Five Industry Types:
Manufacturing	$107,719
Utilities	$104,826
Healthcare	$99,348
Education	$41,660
Retail	$30,349
Nonaccrual commercial and industrial loans	$2,203

Commercial and industrial loans are originated with either variable or fixed rates of interest. Variable rates are based on a margin over a SOFR index, or the Prime rate as published in The Wall Street Journal, plus a margin. Fixed-rate business loans are generally indexed to a corresponding FHLB rate, plus a margin. Commercial and industrial loans typically have shorter maturity terms and higher interest spreads than real estate loans but generally involve more credit risk because of the type and nature of the collateral. We generally require that our commercial customers maintain a deposit relationship with the Bank.

When making commercial and industrial loans, we consider the financial statements and the experience of the borrower, our lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business, the value of the collateral, primarily accounts receivable, inventory and equipment and recourse from principal owners. Commercial and industrial loan amounts are determined based on the capacity for debt service and an evaluation of the age, condition and collectability of the collateral, but generally, advance rates for certain asset classes would not exceed 80%. Commercial and industrial loans may present a greater degree of risk  because they depend substantially on the success of the business itself and any collateral securing such loans may depreciate over time, may be difficult to appraise, and may fluctuate in value.

In addition to originating these loans, we participate in commercial and industrial loans with other financial institutions located primarily in Massachusetts and Rhode Island and sell participation interests in commercial and industrial loans to local financial institutions, in an amount that is considered prudent to manage our credit risk. At December 31, 2024, we were the lead bank in commercial and industrial loans of $149.5 million with participation balances out that totaled $65.2 million and we participated in commercial and industrial loans with outstanding balances of $53.2 million.

Commercial Construction Loans. We originate commercial construction loans for commercial development projects, including industrial buildings, retail and office buildings, and speculative residential real estate. At December 31, 2024, construction loan balances were 5.2% of total loans.

Select Commercial Real Estate Construction Portfolio Statistics as of December 31, 2024

(Dollars in thousands)

Total CRE construction loans	$252,691
Unfunded advances on CRE construction loans	$158,252
Average outstanding balance of the loans	$6,829
Largest individual CRE construction mortgage outstanding	$29,978
Outstanding Balances of Top Five CRE Construction Property Types
Multifamily	$101,250
Office	$18,567
Retail Trade	$16,186
Construction	$16,140
Healthcare	$13,219
Nonaccrual CRE construction loans	$-

Our commercial construction loans generally call for the payment of interest only with interest rates tied to a SOFR index or the Prime rate as published in The Wall Street Journal, plus a margin. Our construction loans for commercial real estate projects can be originated with principal balances of up to $30.0 million, but generally their principal balances are lower. Advances on commercial construction loans are made in accordance with a schedule reflecting the cost of construction, and repayment is generally expected from permanent financing upon completion of construction.

Commercial construction lending involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of the borrower or guarantor to repay principal and interest and as such construction financing is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If we are forced to foreclose on a project before or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.

At December 31, 2024, we were the lead bank in commercial construction loans of $167.0 million with participation balances out that totaled $66.0 million and we participated in commercial construction loans with outstanding balances of $54.6 million.

Loans to consumers. Our loans to consumers consists of real estate loans comprised of residential mortgages and home equity loans and lines, all secured by one-to four-family residential properties, as well as other consumer loans such as auto loans and personal lines of credit. We provide residential real estate mortgages through HarborOne Mortgage for home purchase or refinancing of existing homes, most of which serve as the primary residence of the owner.

Select Loans to Consumers Portfolio Statistics as of December 31, 2024

(Dollars in thousands)

Total residential real estate mortgages, including construction	$1,517,878
Total home equity lines of credit and second mortgages	$189,598
Total other consumer loans	$17,490
Largest individual loan to a consumer outstanding	$2,925
Nonaccrual residential real estate, home equity, second mortgage loans and other consumer loans	$10,423

The majority of conforming fixed-rate one- to four-family residential mortgage loans originated by HarborOne Mortgage are sold on the secondary market to private investors, Freddie Mac, and Fannie Mae. Generally, we sell loans to Freddie Mac and Fannie Mae with servicing retained. The Bank retains in its portfolio jumbo loans, nonconforming loans, and adjustable-rate loans. Our decision to sell loans is based on prevailing market interest rate conditions and interest rate risk management.

Our adjustable-rate mortgage loans generally adjust semi-annually or annually after an initial fixed period up to ten years and are adjusted to a rate equal to a specified percentage above an index. Depending on the loan type, the maximum amount by which the interest rate may be increased or decreased is generally 2.0% per adjustment period, with the lifetime interest rate caps up to 6.0% over the initial interest rate of the loan. We originate one- to four-family residential mortgage loans with loan-to-value ratios up to 80%, and we generally require private mortgage insurance for residential loans secured by a first mortgage with a loan-to-value ratio over 80%. Additionally we generally require all properties securing mortgage loans to be appraised by a licensed real estate appraiser and require title insurance on all first mortgage loans. Exceptions to these lending policies are based on an evaluation of credit risk related to the borrower and the size of the loan. Borrowers must obtain hazard insurance, and flood insurance is required for loans on properties located in a flood zone.

We offer second mortgages and equity lines of credit, which are secured by owner-occupied residences. Equity lines of credit have adjustable rates of interest that are indexed to the Prime rate as published in The Wall Street Journal, plus or minus a margin, and generally are subject to an interest rate floor, with ten-year draws and repayment terms up to 20 years. We offer second mortgages and equity lines of credit with cumulative loan-to-value ratios generally up to 80%. We hold a first mortgage position on the homes that secure equity lines of credit in approximately one-third of the portfolio.

We originate residential real estate construction loans through HarborOne Mortgage to finance the construction of residential dwellings. Our residential real estate construction loans generally are fixed-rate loans that provide for the payment of interest only during the construction phase, which is usually 12 to 36 months. At the end of the construction phase, the loan may be paid in full or converted to a permanent mortgage loan.

In a low interest rate environment, borrowers generally prefer fixed-rate loans which adversely impacts our net interest income. Adjustable-rate loans may better offset the adverse effects on our net interest income, as compared to fixed-rate loans, but the increased mortgage payments required of adjustable-rate loans in a rising interest rate environment could cause an increase in delinquencies and defaults. If we are forced to foreclose on a residential property due to default, the marketability of the underlying property also may be adversely affected in a high interest rate environment, and we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, although adjustable-rate loans help make our asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits.

Other consumer loans consist primarily of auto loans, unsecured lines of credit and other personal loans.  Other consumer loans are generally unsecured or secured by assets that depreciate rapidly. Other consumer loan collections depend on the borrower’s continuing financial stability and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

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

We have legal authority to invest in various types of securities, including U.S. Treasury obligations, securities of various GSEs and municipal governments, deposits at the FHLB, certificates of deposit of federally insured institutions, and investment grade corporate bonds. We also are required to maintain an investment in FHLB stock. While we have the authority under applicable law to invest in marketable equity securities and derivative securities, we had no investments in such securities at December 31, 2024.

Investment Securities.  At December 31, 2024, our securities portfolio totaled $283.5 million and consisted of the following:

U.S. Government and GSE Obligations. At December 31, 2024, we had U.S. government and GSE securities totaling $50.6 million, which constituted 17.8% of our securities portfolio. While these securities generally provide lower yields than other investments in our securities portfolio, we maintain these investments, to the extent we deem appropriate, for liquidity purposes, as collateral for borrowings and for prepayment protection.

U.S. Government and Government-Sponsored Mortgage-Backed Securities and Collateralized Mortgage Obligations, or “CMOs.”  At December 31, 2024, we had mortgage-backed securities totaling $225.0 million, which constituted 79.3% of our securities portfolio. Mortgage-backed securities and CMOs are securities issued in the secondary market that are collateralized by pools of residential mortgages. Mortgage-backed securities typically are collateralized by pools of one- to four-family or multi-family mortgages. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. All of our mortgage-backed securities are either backed by the Government National Mortgage Association, or “Ginnie Mae,” a U.S. government agency, or GSEs, such as Fannie Mae and Freddie Mac.

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

SBA Asset-Backed Securities. At December 31, 2024, we had investments in participation certificates issued and guaranteed by the SBA totaling $6.0 million.

Corporate Bonds. At December 31, 2024, we had investments in corporate bonds totaling $1.9 million.

In addition to our securities portfolio, we also have investments in FHLB stock and bank-owned life insurance (“BOLI”).

FHLB Stock. In connection with our borrowing activities, we held common stock of the FHLB totaling $23.3 million at December 31, 2024. The FHLB common stock is carried at cost and classified as a restricted equity security. We may be required to purchase additional FHLB stock if we increase FHLB borrowings in the future.

BOLI. We invest in BOLI to provide us with a funding source for our benefit plan obligations. BOLI also generally provides us noninterest income that is non-taxable. At December 31, 2024, our balance in BOLI totaled $97.7 million and was issued by seven highly rated insurance companies.

Sources of Funds

General.  Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Deposit Accounts.  At December 31, 2024, total deposits were $4.55 billion. Deposits are attracted from within our market area by sales efforts of our branch network, commercial loan officers, our government banking group, advertising and through our website. We offer a broad selection of deposit instruments, including noninterest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), savings accounts and term certificates of deposit. We also offer a variety of deposit accounts designed for businesses and municipalities operating in our market area. Our business banking deposit products include a commercial checking account, sweep accounts, money market accounts and checking accounts specifically designed for small businesses. We also offer remote deposit capture products for business customers to meet their online banking needs. Additionally, the Bank has a government banking group that provides core depository services to local municipalities. At December 31, 2024, municipal deposits totaled $519.5 million and consisted of relationships with over 85 cities and towns. The Bank also participates in a reciprocal deposit program that provides access to deposit products insured by the FDIC in aggregate amounts exceeding the current insurance limits for depositors. At December 31, 2024, total reciprocal deposits were $376.3 million and included $266.2 million of municipal deposits.

When rates and terms are favorable, the Bank may supplement the customer deposit base with brokered deposits and institutional deposit listing service. At December 31, 2024, we had $401.5 million of brokered deposits, which represented 8.8% of total deposits at December 31, 2024, with such funds having a weighted average remaining term to maturity of approximately four months.

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

Borrowings.  At December 31, 2024, total borrowings were $516.6 million. Borrowings consist of short-term and long-term obligations from the FHLB. The Bank is a member of the FHLB Boston, which provides access to wholesale funding to supplement our supply of investable funds. The FHLB functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and portions of our loan portfolio identified under a blanket lien, provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. At December 31, 2024, based on available collateral and our ownership of FHLB stock, we had access to additional FHLB advances of up to $656.2 million. All of our borrowings from the FHLB are secured by a blanket lien on residential real estate and commercial real estate loans.

The Bank maintains a borrowing line through the FRBB with total credit based on eligible collateral. At December 31, 2024, the Bank had $630.1 million borrowing capacity secured by pledged loans and securities whose collateral value was $364.1 million and $266.0 million, respectively and no outstanding balance on the FRBB line. The Company also has additional borrowing capacity under a $25.0 million unsecured federal funds line with a correspondent bank of which no amount was outstanding at December 31, 2024.

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

As a bank holding company, the Company is subject to regulation, examination, and supervision by the Federal Reserve under the BHCA, and by the Commissioner under Massachusetts law.

As a state-chartered trust company, the Bank is subject to regulation, supervision and examination by the Commissioner under Massachusetts law. The Bank’s Rhode Island branches are also subject to regulation, supervision and examination by the RI Division of Banking. The Bank’s deposits are insured up to applicable limits by the FDIC. On February 24, 2023, at 5 p.m. local time, the Bank exited the DIF, a private industry-sponsored insurance fund, which insured deposit amounts in excess of the FDIC insurance limits. All customer non-certificate deposits as of that date and time were covered by the DIF insurance for one year until February 24, 2024. Certificates of deposit as of 5 p.m. local time on February 24, 2023 will remain covered by DIF insurance until their maturity date.

The Bank must also comply with consumer protection regulations issued by the CFPB, as enforced by the FDIC. Additionally, under the Dodd-Frank Act, the Federal Reserve may directly examine the subsidiaries of a bank holding company, including the Bank.

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

The BHCA also generally prohibits a bank holding company from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or furnishing services to its subsidiary banks. However, among other permitted activities, a bank holding company may engage in and may own shares of companies engaged in, certain activities that the Federal Reserve has determined to be closely related to banking, subject to certain notification requirements.

Limitations on Acquisitions of Company Common Stock. The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company unless the Federal Reserve has been notified and has not objected to the transaction. Under rebuttable presumptions of control established by the Federal Reserve, the acquisition of control of voting securities of a bank holding company constitutes an acquisition of control under the Change in Bank Control Act, requiring prior notice to the Federal Reserve, if, immediately after the transaction, the acquiring person (or persons acting in concert) will own, control, or hold with power to vote 10% or more of any class of voting securities of the bank holding company, and if either (i) the bank holding company has registered securities under Section 12 of the Securities Exchange Act of 1934, or (ii) no other person will own, control, or hold the power to vote a greater percentage of that class of voting securities immediately after the transaction. On July 30, 2024, the FDIC approved a notice of proposed rulemaking to amend the FDIC’s rules implementing the Change in Bank Control Act. If adopted, the proposed rule would eliminate an exemption from prior notice to the FDIC for a proposed change in control involving the acquisition of voting securities of a depository institution holding company for which the Federal Reserve reviews a notice pursuant to the Change in Bank Control Act. As a result, if the proposed rule is adopted, the acquisition of control of a bank holding company for an insured state nonmember bank would require prior notice to both the FDIC and the Federal Reserve.

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

Deposit Insurance. Deposit obligations of the Bank are insured by the FDIC up to $250,000 per depositor. Deposit insurance premiums are based on assets. The FDIC calculates deposit insurance assessment rates for established small banks, generally those banks with less than $10 billion of assets that have been insured for at least five years, taking into account various measures, including an institution’s leverage ratio, brokered deposit ratio, one-year asset growth, the ratio of net income before taxes to total assets, and considerations related to asset quality. The FDIC has the authority to adjust deposit insurance assessment rates at any time. In addition, under the FDIA, the FDIC may terminate deposit insurance, among other circumstances, upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. For 2024, the FDIC insurance expense for the Bank was $4.3 million.

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

Activities and Investments of Insured State-Chartered Banks. The FDIA generally limits the types of equity investments an FDIC-insured state-chartered bank, such as the Bank, may make and the kinds of activities in which such a bank may engage, as a principal, to those that are permissible for national banks. Further, the GLBA permits state banks, to the extent permitted under state law, to engage via financial subsidiaries in certain activities that are permissible for subsidiaries of a financial holding company. In order to form a financial subsidiary, a state-chartered bank must be “well capitalized,” and such banks must comply with certain capital deduction, risk management and affiliate transaction rules, among other requirements.

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

Community Reinvestment Act. The CRA requires the FDIC to evaluate the Bank’s performance in helping to meet the credit needs of the entire communities it serves, including low- and moderate-income neighborhoods, consistent with its safe and sound banking operations, and to take this record into consideration when evaluating certain applications. The FDIC’s CRA regulations are generally based upon objective criteria of the performance of institutions under three key assessment tests: (i) a lending test, to evaluate the institution’s record of making loans in its service areas; (ii) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low- or moderate-income individuals and businesses; and (iii) a service test, to evaluate the institution’s delivery of services through its branches, ATMs, and other offices. The Bank has achieved a rating of “Outstanding” on its most recent CRA examination. Massachusetts has also enacted a similar statute that requires the Commissioner to evaluate the performance of the Bank in helping to meet the credit needs of its entire community and to take that record into account in considering certain applications. On October 23, 2023, the FDIC approved changes to its CRA regulations, maintaining the existing CRA ratings (Outstanding, Satisfactory, Needs to Improve, and Substantial Noncompliance) but modifying the evaluation framework to replace the existing tests generally applicable to banks with at least $2 billion in assets (the lending, investment, and services tests) with four new tests and associated performance metrics. On February 5, 2024, the American Bankers Association, the U.S. Chamber of Commerce, the Independent Community Bankers of America, along with four state trade associations jointly sued the Federal Reserve, FDIC, and Office of Comptroller of the Currency for exceeding their statutory authority in adopting revised regulations to implement the Community Reinvestment Act. The lawsuit filed in the U.S. District Court for the Northern District of Texas requested the regulatory agencies vacate the rule and sought a preliminary injunction pausing the new rules while the court decided the merits of the case. On March 29, 2024, the district court judge granted a temporary injunction to pause the implementation of CRA final rule with respect to the plaintiff trade associations while the case moves forward. The banking agencies have appealed the issuance of the injunction to the U.S. Court of Appeals for the Fifth Circuit. However, the new CRA regulations are currently expected to become effective on January 1, 2026.

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

The capital adequacy rules define qualifying capital instruments and specify minimum amounts of capital as a percentage of assets that banking organizations are required to maintain. Common equity Tier 1 capital generally includes common stock and related surplus, retained earnings and, in certain cases and subject to certain limitations, minority interests in consolidated subsidiaries, less goodwill, other non-qualifying intangible assets and certain other deductions. Tier 1 capital for banks and bank holding companies generally consists of the sum of common equity Tier 1 capital, non-cumulative perpetual preferred stock, and related surplus and, in certain cases and subject to limitations, minority interests in consolidated subsidiaries that do not qualify as common equity Tier 1 capital, less certain deductions. Tier 2 capital generally consists of hybrid capital instruments, perpetual debt and mandatory convertible debt securities, cumulative perpetual preferred stock, term subordinated debt and intermediate-term preferred stock, and, subject to limitations, allowances for credit losses. The sum of Tier 1 and Tier 2 capital less certain required deductions represents qualifying total risk-based capital.

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

Privacy and Customer Information Security. The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, the Bank must provide its clients with an initial and annual disclosure that explains its policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required or permitted by law, the Bank is prohibited from disclosing such information unless otherwise provided in such policies and procedures. However, an annual disclosure is not required to be provided by a financial institution if the financial institution only discloses information under exceptions from GLBA that do not require an opt-out to be provided and if there has been no change in its privacy policies and procedures since its most recent disclosure provided to consumers. The GLBA also requires that the Bank develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of client information (as defined under GLBA), to protect against anticipated threats or hazards to the security or integrity of such information and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any client. The Bank is also required to send a notice to clients whose “sensitive information” has been compromised if unauthorized use of the information is “reasonably possible.” All fifty states, as well as the District of Columbia, Puerto Rico, Guam, and the U.S. Virgin Islands, have enacted legislation concerning breaches of data security and the duties of the Bank in response to a data breach. In addition, individual states in our market area have promulgated data security regulations with respect to personal information of their residents. Pursuant to the FACT Act, the Bank has developed and implemented a written identity theft prevention program to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts. Additionally, the FACT Act amended the Fair Credit Reporting Act to generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and a reasonable opportunity and a reasonable method to opt out of the making of such solicitations.

Anti-Money Laundering

The Bank Secrecy Act. Under the BSA, a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report to the U.S. Treasury any cash transactions involving more than $10,000. In addition, financial institutions are required to file suspicious activity reports for any transaction or series of transactions that involve at least $5,000 and which the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The USA PATRIOT Act, which amended the BSA, together with the implementing regulations of various federal regulatory agencies, has caused financial institutions, such as the Bank, to adopt and implement additional policies or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity, currency transaction reporting, customer identity verification and customer risk analysis. In evaluating an application to acquire a bank or to merge banks or effect a purchase of assets and assumption of deposits and other liabilities, the applicable federal banking regulator must consider the anti-money laundering compliance record of both the applicant and the target. In addition, under the USA PATRIOT Act, financial institutions are required to take steps to monitor their correspondent banking and private banking relationships as well as, if applicable, their relationships with “shell banks.”

OFAC. The U.S. has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These sanctions, which are administered by OFAC, take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial or other transactions relating to a sanctioned country, or with certain designated persons and entities; (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons); and (iii) restrictions on certain transactions with or involving certain persons or entities. Blocked assets (for example, property and bank deposits) cannot be paid out, withdrawn, set off, or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences for the Company.

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

Inflation continued at elevated levels in 2024 and may remain elevated in 2025. In response to a pronounced rise in inflation, the Federal Reserve raised the federal funds rate several times in 2023. While the Federal Reserve cut the federal funds rate in 2024, we cannot predict whether or when the Federal Reserve may increase or decrease the federal funds rate in the future. Moreover, while the inflation rate has decreased, prices remain high. Small to medium-sized businesses may be impacted by higher costs as they are not able to leverage economies of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business customers to repay their loans may deteriorate, and in some cases this deterioration may occur quickly. Sustained higher interest rates by the Federal Reserve, changes to fiscal policy, including expansion of U.S. federal deficit spending and resultant debt issuance, could also affect market interest rates, push down asset prices and weaken economic activity. A deterioration in economic conditions in the U.S. and our markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, any of which, could adversely affect our business, financial condition and results of operations. Further, continued high market interest rates may reduce our loan origination volume, particularly refinance volume, and/or reduce our interest rate spread, which could have an adverse effect on our profitability and results of operations.

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

We may be adversely affected by volatility in U.S. and global economic conditions and changes in fiscal, monetary, trade and regulatory policies.

The economy in the U.S. and globally has experienced volatility in recent years and may continue to experience such volatility for the foreseeable future. Unfavorable or uncertain economic conditions can be caused by declines in economic growth, business activity, or investor or business confidence; limitations on the availability of or increases in the cost of credit and capital; increases in inflation or interest rates; uncertainties regarding fiscal and monetary policies; the timing and impact of changing governmental policies, including changes in guidance and interpretation by regulatory authorities; changes in trade policies by the U.S. or other countries, such as tariffs or retaliatory tariffs as those proposed by the current U.S. Administration; supply chain disruptions; consumer spending; employment levels; labor shortages; challenging labor market conditions; wage stagnation; federal government shutdowns; energy prices; home prices; commercial property values; bankruptcies and a default by a significant market participant or class of counterparties; natural disasters; climate change; epidemics; pandemics; terrorist attacks; acts of war; or a combination of these or other factors.

Volatile business and economic conditions could have adverse effects on our business, including the following:

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

Increased market volatility and adverse changes in financial or capital market conditions may increase our market risk.

Our liquidity, competitive position, business, results of operations and financial condition are affected by market risks such as changes in interest rates, fluctuations in equity, commodity and futures prices, the implied volatility of interest rates and credit spreads and other economic and business factors. These market risks may adversely affect, among other things, the value of our securities, the cost of debt capital and our access to credit markets, customer allocation of capital among investment alternatives, and our competitiveness with respect to deposit pricing. In times of market stress or other unforeseen circumstances, previously uncorrelated indicators may become correlated, which may limit the effectiveness of our strategies to manage these risks.

Commercial real estate and commercial and industrial loans may increase our lending risk.

We intend to continue our focus on prudently growing our commercial loan portfolio. At December 31, 2024, our commercial real estate loan portfolio was $2.28 billion, or 47.0% of total loans, and our commercial and industrial loan portfolio was $594.5 million, or 12.3% of total loans. Given their larger balances and the complexity of the underlying collateral, commercial real estate and commercial and industrial loans generally expose a lender to greater credit risk than loans secured by owner-occupied one- to four-family real estate. Also, many of our borrowers or related groups of borrowers have more than one of these types of loans outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss. Payments on loans secured by commercial properties are often dependent on the income produced by the underlying properties which, in turn, depends on the successful operation and management of the properties and the businesses that operate within them. Accordingly, repayment of these loans is subject to conditions in the real estate market or the local economy. Additionally, the COVID-19 pandemic has had a potentially long-term negative impact on certain commercial real estate assets due to the risk that tenants may reduce the office space they lease as some portion of the workforce continues to work remotely on a hybrid or fulltime basis. If loans that are collateralized by real estate or other business assets become troubled and the value of the collateral has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for credit losses on loans which would in turn adversely affect our operating results and financial condition. Further, if we foreclose on the collateral, our holding period for the collateral may be longer because there are fewer potential purchasers of the collateral, which can result in substantial holding costs.

The unseasoned nature of our commercial real estate and commercial loan portfolio may result in changes to our estimates of collectability, which may lead to additional provisions or charge-offs, which could hurt our profits.

Our commercial real estate loan portfolio was $2.28 billion at December 31, 2024 compared to $2.34 billion at December 31, 2023 and $2.25 billion at December 31, 2022, and our commercial and industrial loan portfolio was $594.4 million at December 31, 2024, $466.4 million at December 31, 2023 and $424.3 million at December 31, 2022. Our commercial real estate and commercial and industrial loan portfolio is unseasoned, with 73.6% of the portfolio having an origination date within the last five years, and does not provide us with a significant payment or charge-off history pattern from which to judge future collectability. Currently we estimate potential charge-offs using peer data adjusted for qualitative factors specific to us. As a result, it may be difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience or current estimates, which could adversely affect our future performance. Accordingly, if we make any errors in judgment in the collectability of our commercial or commercial real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred historically with our residential mortgage loan or consumer loan portfolios.

Our commercial and residential construction loans are subject to various lending risks depending on the nature of the borrower’s business, its cash flow, and our collateral.

At December 31, 2024, our commercial construction loan portfolio was $252.7 million, or 5.21% of total loans, and our residential construction loan portfolio was $11.3 million, or 0.23% of total loans. Our construction loans are based upon estimates of costs to construct and the value associated with the completed project. These estimates may be inaccurate due to the uncertainties inherent in estimating construction costs, as well as the market value of the completed project, making it relatively difficult to accurately evaluate the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. Delays in completing the project may arise from labor problems, material shortages and other unpredictable contingencies. If the estimate of construction costs is inaccurate, we may be required to advance additional funds to complete construction. If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project.

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

At December 31, 2024, total residential real estate loans were $1.71 billion, or 35.2% of total loans. Residential mortgage lending, whether owner-occupied or non-owner-occupied, is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations. Declines in real estate values could cause some of our residential mortgages to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral. Residential loans with combined higher loan-to-value ratios are more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, they may be unable to repay their loans in full from the sale proceeds. For those home equity loans and lines of credit secured by a second mortgage, it is unlikely that we will be successful in recovering all or a portion of our loan proceeds in the event of default unless we are prepared to repay the first mortgage loan and such repayment and the costs associated with a foreclosure are justified by the value of the property. For these reasons, we may experience higher rates of delinquencies, defaults and losses on our home equity loans.

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

We sell residential mortgage loans in the secondary market, which provides a significant portion of our non-interest income. We generate mortgage banking revenues primarily from gains on the sale of mortgage loans to investors on servicing-released and servicing-retained bases. We also earn interest on loans held for sale while they are awaiting delivery to our investors. Mortgage banking income was $18.6 million, generated by $663.7 million in mortgage loan production in 2024. As a result of the current higher interest rate environment, our originations of mortgage loans may decrease, resulting in fewer loans that are available to be sold to investors. This would result in a decrease in mortgage banking revenues. In addition, to being affected by interest rates, the secondary mortgage markets are also subject to investor demand for single-family mortgage loans and potentially increased investor yield requirements for those loans. These conditions may fluctuate or even worsen in the future or during a prolonged period of secondary market illiquidity. We believe our ability to retain mortgage loans at the levels generated by the mortgage division is limited. Furthermore, our results of operations are affected by the amount of non-interest expenses associated with mortgage banking activities, such as salaries and employee benefits, occupancy, equipment and data processing expense and other operating costs. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in mortgage loan origination activity.

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

In connection with selling residential mortgage loans in the secondary market, our agreements with investors contain standard representations and warranties and early payment default clauses that could require us to repurchase mortgage loans sold to these investors or reimburse the investors for losses incurred on loans in the event of borrower default within a defined period after origination or, in the event of breaches of contractual representations or warranties made at the time of sale that are not remedied within a defined period after we receive notice of such breaches, or to refund the profit received from the sale of a loan to an investor if the borrower pays off the loan within a defined period after origination. If we are required to repurchase mortgage loans, to refund profits, or to provide indemnification or other recourse in excess of our recourse reserve, this could significantly increase our costs and thereby affect our future earnings. The recourse reserve at December 31, 2024 is $3.0 million.

If our allowance for credit losses is not sufficient to cover actual loan losses, our earnings and capital could decrease.

At December 31, 2024, our allowance for credit losses on loans was $56.1 million, or 1.16% of total loans compared to $48.0 million, or 1.01% of total loans at December 31, 2023. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for many of our loans. In determining the amount of the allowance for credit losses on loans, we review our loans, loss and delinquency experience, and commercial and commercial real estate peer data and we evaluate other factors including, among other things, current economic conditions. If our assumptions are incorrect, or if delinquencies or non-performing loans increase, our allowance for credit losses on loans may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to our allowance, which could materially decrease our net income.

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

We occasionally purchase loan participations. Although we underwrite these loan participations consistent with our general underwriting criteria, loan participations may have a higher risk of loss than loans we originate because we are limited in our ability to monitor the performance of the loan and rely significantly on the lead lender . Moreover, our decisions regarding the classification of a loan participation and loan loss provisions associated with a loan participation are made in part based upon information provided by the lead lender. A lead lender also may not monitor a participation loan in the same manner as we would for loans that we originate. At December 31, 2024, we held loan participation interests in commercial real estate, commercial, and commercial construction loans totaling $412.9 million.

Hedging against interest rate exposure may adversely affect our earnings.

We employ techniques that limit, or “hedge,” the adverse effects of rising interest rates on our loans held for sale, originated interest-rate locks, our mortgage servicing asset, our fixed-rate residential mortgage loans and our borrowings. Our hedging activity varies based on the level and volatility of interest rates and other changing market conditions. These techniques may include purchasing or selling futures contracts, purchasing put and call options on securities or securities underlying futures contracts, asset liability management, or entering into other mortgage-backed derivatives. There are, however, no perfect hedging strategies, and interest rate hedging may fail to protect us from loss. Moreover, hedging activities could result in losses if the event against which we hedge does not occur. Additionally, interest rate hedging could fail to protect us or adversely affect us because, among other things:

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

Our success is dependent upon our ability to attract, hire and retain highly skilled individuals. There is significant competition for those individuals with the experience and skills required to conduct many of our business activities. We may not be able to hire or retain the key personnel that we depend upon for our success. The unexpected loss of services of one or more of these or other key personnel could have a material adverse impact on our business because of their skills, knowledge of the markets in which we operate, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

We may not be able to successfully implement our strategic plan.

Our growth is essential to improving our profitability, and we expect to continue to incur expenses related to the implementation of our strategic plan, including key hiring initiatives to support our loan strategy. We may not be able to successfully implement our strategic plan, or do so in the timeframe that we expect, and therefore may not be able to increase profitability in the timeframe that we expect or at all and could experience a decrease in profitability.

The successful implementation of our strategic plan will require, among other things that we attract new customers that currently bank at other financial institutions in our market area or adjacent markets. Our ability to grow will depend on several factors, including favorable market conditions for lending, the ability to attract new deposits, the competitive responses from other financial institutions in our market area, our ability to attract and retain experienced lenders, and our ability to maintain high asset quality as we increase our loan portfolio. While we believe we have the management resources and internal systems in place to successfully manage our future growth, growth opportunities may not be available and we may not be successful in implementing our business strategy. Further, it will take time to implement our business strategy, especially for our lenders to originate enough loans and for our branch network to attract enough favorably priced deposits to generate the revenue needed to offset the associated expenses. Our strategic plan, even if successfully implemented, may not ultimately produce positive results.

Impairment of goodwill and/or intangible assets could require a charge to earnings, which could adversely affect us.

When the purchase price of an acquired business exceeds the fair value of its tangible assets, the excess is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price that is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. At December 31, 2024, we had goodwill and other intangible assets of $59.8 million, consisting of $59.0 million of goodwill and $757,000 in core deposit intangibles in connection with the acquisition of Coastway Bancorp, Inc. (“Coastway”) in 2018. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we will be required to write down the value of these assets. We may be required to take impairment charges in the future, which would have a negative effect on our shareholders’ equity and financial results.

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

If we are unable to access the capital markets, have prolonged net deposit outflows, or our borrowing costs increase, our liquidity and competitive position will be negatively affected.

Liquidity is essential to our business. We must maintain sufficient funds to respond to the needs of depositors and borrowers. To manage liquidity, we draw upon a number of funding sources in addition to in-market deposit growth and repayments and maturities of loans and investments. Any inability to access the capital markets, illiquidity or volatility in the capital markets, the decrease in value of eligible collateral or increased collateral requirements (including as a result of credit concerns for short-term borrowing), changes to our relationships with our funding providers based on real or perceived changes in our risk profile, prolonged federal government shutdowns, or changes in regulations or regulatory guidance, or other events could negatively affect our access to or cost of funding, affecting our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, or fund asset growth and new business initiatives at a reasonable cost, in a timely manner and without adverse consequences. Additionally, our liquidity or cost of funds may be negatively impacted by the unwillingness or inability of the Federal Reserve to act as lender of last resort, unexpected simultaneous draws on lines of credit or deposits, the withdrawal of or failure to attract customer deposits, or increased regulatory liquidity, capital and margin requirements.

Although we maintain a liquid asset portfolio and have implemented strategies to maintain sufficient and diverse sources of funding to accommodate planned, as well as unanticipated, changes in assets, liabilities, and off-balance sheet commitments under various economic conditions, a substantial, unexpected, or prolonged change in the level or cost of liquidity could have a material adverse effect on us. If the cost effectiveness or the availability of supply in these credit markets is reduced for a prolonged period of time, our funding needs may require us to access funding and manage liquidity by other means. These alternatives may include generating client deposits, extending the maturity of wholesale borrowings, borrowing under certain secured borrowing arrangements, using relationships developed with a variety of fixed income investors, selling or securitizing loans, and further managing loan growth and investment opportunities. These alternative means of funding may result in an increase to the overall cost of funds and may not be available under stressed conditions, which would cause us to liquidate a portion of our liquid asset portfolio to meet any funding needs.

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

Most of the securities in our portfolio are classified as available-for-sale. Accordingly, a decline in the fair value of our securities could cause a material decline in our reported equity and/or net income. At least quarterly, and more frequently when warranted by economic or market conditions, Management evaluates all securities classified as available-for-sale with a fair value below the amortized cost of the investment. Securities that we intend to sell, or it is likely that we will be required to sell, before recovery of their amortized cost are written down to fair value through a provision for credit losses. Debt securities are evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. If credit loss exists based on the results of the evaluation, an allowance for credit losses is recorded. Any impairment that has not been recorded through an allowance for credit losses is considered market-related and is recognized in other comprehensive income.

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

If we raise capital through the issuance of additional common stock or other securities, it will dilute the ownership interests of existing shareholder and may dilute the per share value of our common stock. New investors may also have rights, preferences and privileges senior to our current shareholders.

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

We invest significant resources in information technology system enhancements in order to provide functionality and security at an appropriate level. We may not be able to successfully implement and integrate future system enhancements, which could adversely impact our ability to provide timely and accurate financial information in compliance with legal and regulatory requirements, which could result in sanctions from regulatory authorities. Such sanctions could include fines and suspension of trading in our stock, among others. In addition, future system enhancements could have higher than expected costs and/or result in operating inefficiencies, which could increase the costs associated with the implementation as well as ongoing operations.

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

Natural disasters, acts of terrorism, future pandemics and other external events could harm our business.

Natural disasters can disrupt our operations, result in damage to our properties, reduce or destroy the value of the collateral for our loans and negatively affect the economies in which we operate, which could have a material adverse effect on our results of operations and financial condition. A significant natural disaster, such as a tornado, hurricane, earthquake, fire or flood, could have a material adverse impact on our ability to conduct business, and our insurance coverage may be insufficient to compensate for losses that may occur. Public health crises, such as future pandemics and epidemics, political crises, such as acts of terrorism, war, civil unrest, and political instability, or other events outside of our control including acts of violence or human error could cause disruptions to our business or the economy as a whole. While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations and financial condition.

Climate change and related legislative and regulatory initiatives may result in operational changes and expenditures that could significantly impact our business.

The current and anticipated effects of climate change are creating an increasing level of concern for the state of the global environment. As a result, political and social attention to the issue of climate change has increased. In recent years, governments across the world have entered into international agreements to attempt to reduce global temperatures, in part by limiting greenhouse gas emissions. Despite the recent changes in the U.S. Administration, Congressional leadership and regulatory agency leadership, state legislatures and federal and state regulatory agencies may continue to propose and advance numerous legislative and regulatory initiatives seeking to mitigate the effects of climate change. These agreements and measures may result in the imposition of taxes and fees, the required purchase of emission credits, and the implementation of significant operational changes, each of which may require us to expend significant capital and incur compliance, operating, maintenance, and remediation costs. Consumers and businesses may also change their behavior on their own as a result of these concerns. The impact on our customers will likely vary depending on their specific attributes, including reliance on, or role in, carbon intensive activities. Our efforts to take these risks into account in making lending and other decisions, including by increasing our business with climate-friendly companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.

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

Acquiring other banks, businesses, or branches may have an adverse effect on our financial results and may involve various other risks commonly associated with acquisitions, including, among other things:

●	Difficulty in estimating the value of the target company;
●	Payment of a premium over book and market values that may dilute our tangible book value and earnings per share in the short and long term;
●	Potential exposure to unknown or contingent tax or other liabilities of the target company;
●	Exposure to potential asset quality problems of the target company;
●	Potential volatility in reported income associated with goodwill impairment losses;
●	Difficulty and expense of integrating the operations and personnel of the target company;
●	Risk that acquired business will not perform in accordance with Management’s expectations based on its inability to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits;
●	Potential disruptions to our business;
●	Potential diversion of our Management’s time and attention; and
●	Possible loss of key employees and customers of the target company.

Attractive acquisition opportunities may not be available to us in the future, which could limit the growth of our business.

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

There are also provisions in our articles of organization that may be used to delay or block a takeover attempt, including a provision that prohibits any person from voting more than 10% of the shares of common stock outstanding. Furthermore, shares of restricted stock and stock options that we have granted or may grant to employees and directors, stock ownership by our Management and directors, employment agreements that we have entered into with our executive officers, and other factors may make it more difficult for companies or persons to acquire control of us without the consent of our Board of Directors. Taken as a whole, these statutory provisions and provisions in our articles of organization could result in our being less attractive to a potential acquirer and thus could adversely affect the market price of our common stock.

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

We are subject to extensive regulation and supervision by the Federal Reserve, and the Bank is subject to regulation and supervision by the Commissioner and the FDIC. Federal and state laws and regulations govern numerous matters affecting us, including changes in the ownership or control of banks and bank holding companies, maintenance of adequate capital and the financial condition of a financial institution, permissible types, amounts and terms of extensions of credit and investments, permissible non-banking activities, the level of reserves against deposits and restrictions on stock repurchases and dividend payments. The FDIC and the Commissioner have the power to issue cease and desist orders to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the Federal Reserve possesses similar powers with respect to bank holding companies. These and other restrictions limit the manner in which the Company and the Bank may conduct business and obtain financing.

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

The laws, rules, regulations, and supervisory guidance and policies applicable to us are subject to regular modification and change. We expect to become subject to future laws, rules and regulations beyond those currently proposed, adopted or contemplated in the U.S., as well as evolving interpretations of existing and future laws, rules and regulations. These changes could subject us to additional costs, limit the types of financial services and products we may offer, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil money penalties, and/or reputation damage, which could have a material adverse effect on our business, financial condition, and results of operations. See “—Supervision and Regulation” for a discussion of the regulations to which we are subject.

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

As a participant in the financial services industry, many aspects of our business involve substantial risk of legal liability. From time to time, customers and others make claims and take legal action pertaining to the performance of our responsibilities. Whether customer claims and legal action related to the performance of our responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to us, they may result in significant expenses, diversion of Management’s time and attention and financial liability. Any financial liability or reputational damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations. There is no assurance that litigation with private parties will not increase in the future. Actions against us may result in judgments, settlements, fines, penalties or other results adverse to us, which could materially adversely affect our business, financial condition or results of operations, or cause serious reputational harm to us.

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

Cybersecurity Risk Management

The Information Security Program employs various information security controls, tools, and strategies to combat threats and to ensure the Company’s information and systems remain secure. The Information Security Program contains specific provisions for identifying, assessing, and mitigating cyber threats, including but not limited to ransomware attacks, denial of service attacks, phishing and social engineering, data breaches, credential theft, and vulnerability exploitation.

Due to the dynamic nature of risks, threats, vulnerabilities, and the information systems themselves, all information systems that store, process, or transmit sensitive and confidential information are protected by comprehensive defense-in-depth strategies that include strong authentication techniques, firewalls, intrusion detection systems, end point protection, physical security measures, encryption and security awareness training.

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

The Information Security Program complies with all applicable regulations, including Section 501(b) of the Gramm–Leach–Bliley Act and Section 216 of the Fair and Accurate Credit Transactions Act of 2003. The Information Security Program aligns with National Institute of Standards and Technology Cybersecurity Framework and the Center for Internet Security (benchmarks for device hardening).

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

While we have not experienced any data breaches during the year, our online banking platform was targeted in the beginning of the year by threat actors who created malicious look-alike phishing sites. The Bank did not suffer losses as a result of these attempted attacks and due to efforts made to improve our security posture, the attack efforts have significantly subsided and remained at a stable low-level for the remainder year. We continue to monitor and look for ways to enhance security, safeguard customer data, ensure the continuity of our operations, and mitigate any risks associated with potential cybersecurity events.

The Information Security team maintains a Third-Party Risk Vendor Management Program that requires all third-party vendors with access to our systems or sensitive information comply with applicable cybersecurity standards and regulations. Ongoing periodic risk assessments on third- and fourth-party vendors and their associated technologies are performed, if applicable.

While extensive cybersecurity controls and procedures are in place, the risk of experiencing an incident can never be eliminated completely. We maintain and regularly review and update an Incident Response Plan that outlines procedures for identifying, containing, and mitigating any cyber event that may affect our systems, data, or operations and includes potential credit monitoring services, customer and regulatory notification guidelines and templates. This plan is regularly tested and updated. The plan is designed to address adverse events that could impact the security of information, that affect our ability to conduct secure financial transactions, or that present reputational risk. We have retainers in place with privacy counsel and forensic incident response firms.

We maintain cybersecurity insurance coverage to mitigate potential financial impacts from cyber incidents, such as data breaches and system disruptions. However, such insurance may not cover all types of damages, and we cannot guarantee that our coverage will be sufficient to fully protect us from the financial consequences of a cyberattack.

ITEM 2. PROPERTIES

At December 31, 2024, we conducted business throughout our Greater Boston and southeastern New England network of 30 full-service branches, and commercial lending offices in each of Boston, Massachusetts and Providence, Rhode Island. In addition, we have an administrative office in Brockton, Massachusetts. Of the Bank’s branches, 14 were owned, eleven were leased, and five were owned on leased land. Most of our branches are equipped with ATMs and drive-up windows, and we also have three stand-alone ATM locations in Massachusetts. HarborOne Mortgage leases 14 offices in, Massachusetts, New Hampshire, Rhode Island, Maine, New Jersey, and Florida, and is licensed to lend in five additional states. At December 31, 2024, the total net book value of our land, buildings, furniture, fixtures and equipment was $46.3 million.

ITEM 3. LEGAL PROCEEDINGS

During the fiscal year ended December 31, 2024, the Company was not involved in any material pending legal proceedings as a plaintiff or as a defendant other than routine legal proceedings occurring in the ordinary course of business. Management believes that those routine legal proceedings involve, in the aggregate, amounts that are immaterial to the Company’s financial condition and results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the Nasdaq Global Select Market under the symbol “HONE.” The approximate number of shareholders of record of the Company’s common stock as of February 28, 2025 was 2,691. The number of record-holders may not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees.

The Company currently pays quarterly cash dividends in the amount of $0.08 per share. The Company’s primary source of funds for dividends paid to shareholders is the receipt of dividends from the Bank; future dividends will depend on the earnings of the Bank, its financial condition, its need for funds, applicable government policies and regulations, and other such matters the Board of Directors deems appropriate. Management believes that the Bank will continue to generate adequate earnings to continue to pay comparable dividends in the future.

Stock Performance Graph

The following stock performance graph compares the cumulative total shareholder return on the Company’s common stock against the cumulative total return of the Russell 2000 Index and the S&P U.S. SmallCap Banks Index from December 31, 2019 to December 31, 2024. The results presented assume that the value of the Company’s common stock and each index was $100.00 on December 31, 2019. Total return assumes reinvestment of dividends.

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

The following chart depicts the total return performance of the Company:

Total Return Performance
HarborOne Bancorp, Inc.
Russell 2000 Index
S&P U.S. SmallCap Banks Index
Index Value
200
150
100
50
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24

Index	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
HarborOne Bancorp, Inc.	100.00	99.80	137.83	132.19	116.48	119.10
Russell 2000 Index	100.00	119.96	137.74	109.59	128.14	142.93
S&P U.S. SmallCap Banks Index	100.00	90.82	126.43	111.47	112.03	132.44

Source : S&P Global Market Intelligence
© 2025

Purchases of Equity Securities by the Issuer and Affiliated Purchases

The following table provides information regarding the Company’s purchase of its common stock during the three-month period ended December 31, 2024

	Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
				Maximum Number (or
			Total Number of Shares	Approximate Dollar
			(or Units) Purchased as	Value) of Shares (or
	Total Number		Part of Publicly	Units) that May Yet Be
	of Shares	Average Price	Announced Plans or	Purchased Under the
	Purchased	Paid Per Share	Programs	Plans or Programs
October 1 to October 31, 2024	119,180	$12.35	119,180	1,704,304
November 1 to November 30, 2024	118,678	12.89	237,858	1,585,626
December 1 to December 31, 2024	156,599	12.67	394,457	1,429,027
Total	394,457	$12.64	394,457	1,429,027

On May 29, 2024, the Company announced a seventh share repurchase program to repurchase up to $20.0 million or 2,222,568 shares of the Company’s common stock (approximately 5% of its outstanding shares). Under the seventh share repurchase program, the Company has repurchased 793,541 shares at an average cost of $12.33 per share, inclusive of $0.10 per share of excise tax, through December 31, 2024.

ITEM 6. RESERVED.

HarborOne Bancorp, Inc.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The selected financial and other data of the Company set forth below are derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company and Notes thereto presented elsewhere herein.

	For the Years Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2024	2023	2022	2021	2020

	(Dollars in thousands)
Earnings data
Net interest and dividend income	$125,652	$127,271	$148,986	$131,370	$120,066
Noninterest income	46,917	41,854	57,309	100,686	138,680
Total revenue	172,569	169,125	206,295	232,056	258,746
Noninterest expense	130,035	138,320	138,906	158,862	165,922
Pre-tax, pre-provision income	42,534	30,805	67,389	73,194	92,824
Provision(benefit) for credit losses	8,277	5,680	5,660	(7,258)	34,815
Income before income taxes	34,257	25,125	61,729	80,452	58,009
Net income	27,407	16,077	45,589	58,517	44,792
Core net income (1)	26,254	26,837	45,589	59,192	42,791
Per-share data
Earnings per share, diluted	$0.66	$0.37	$0.97	$1.14	$0.82
Core earnings per share, diluted(1)	0.63	0.62	0.97	1.15	0.79
Book value per share	13.15	12.86	12.60	12.97	12.17
Tangible book value per share(1)	11.78	11.52	11.13	11.57	10.88
Profitability
Return on average assets	0.47%	0.29%	0.95%	1.29%	1.05%
Core return on average assets(1)	0.45%	0.48%	0.95%	1.30%	1.01%
Return on average equity	4.71%	2.68%	7.14%	8.45%	6.55%
Core Return on average equity(1)	4.51%	4.47%	7.14%	8.55%	6.26%
Return on average tangible common equity(1)	5.25%	3.04%	8.05%	9.45%	7.35%
Core return on average tangible common equity(1)	5.03%	5.07%	8.05%	9.56%	7.02%
Net interest margin on a fully tax equivalent basis(1)	2.32%	2.44%	3.35%	3.12%	3.06%
Cost of total deposits	2.58%	2.06%	0.41%	0.24%	0.70%
Efficiency ratio(1)	74.91%	81.34%	66.90%	67.94%	63.48%
Core efficiency ratio(1)	75.25%	74.98%	66.90%	67.54%	64.11%
Tax equivalent efficiency ratio(1)	74.18%	80.90%	66.77%	67.94%	63.48%
Tax equivalent core efficiency ratio(1)	74.51%	74.57%	66.77%	67.54%	64.10%
Balance Sheet
Total assets	$5,753,133	$5,667,896	$5,359,545	$4,553,405	$4,483,615
Total loans	4,852,499	4,750,311	4,549,670	3,607,733	3,494,642
Toal deposits	4,550,753	4,387,409	4,189,499	3,682,649	3,506,209
Total loans / total deposits	106.63%	108.27%	108.60%	97.97%	99.67%
Asset quality
Allowance for credit losses ("ACL")	$56,101	$47,972	$45,236	$45,377	$55,395
Nonperforming assets	29,473	17,582	14,840	36,186	34,696
Non-performing loans to total loans	0.61%	0.37%	0.32%	1.00%	0.99%
Allowance for credit losses on loans to non-performing loans	190.41%	273.92%	305.93%	125.60%	162.44%
Allowance for credit losses on loans to total loans	1.16%	1.01%	0.99%	1.26%	1.59%
Net loans charged off as a percent of average loans outstanding	0.01%	0.08%	0.09%	0.08%	0.10%
Capital adequacy
Stockholders' equity / assets	9.99%	10.30%	11.51%	14.92%	15.53%
Tangible common equity / tangible assets(1)	9.05%	9.33%	10.31%	13.53%	14.11%
Common equity tier 1 ratio ("CET1")(1)	11.79%	11.99%	12.79%	16.36%	17.69%
Risk weighted assets	$4,795,304	$4,729,245	$4,634,236	$3,721,667	$3,512,224

(1)Non-GAAP financial measure. Refer to the Reconciliation of Non-GAAP Financial Measures

HarborOne Bancorp, Inc.

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

Overview

The Company’s principal subsidiary is the Bank. The Bank is a Massachusetts trust company whose primary subsidiary is a residential mortgage company, HarborOne Mortgage.

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

The HarborOne Bank segment generates the significant majority of our consolidated net interest income and requires the provision for credit losses. The HarborOne Mortgage segment generates the majority of our noninterest income. We have provided below a discussion of the material results of operations for each segment on a separate basis for the years ended December 31, 2024 and 2023, which focuses on noninterest income and noninterest expenses. We have also provided a discussion of the consolidated operations of the Company, which includes the operations of HarborOne Bank and HarborOne Mortgage, for the same periods.

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

Allowance for Credit Losses.  As a result of the adoption of ASU 2016-13 effective January 1, 2022, the Company updated its critical accounting policy for the ACL. The updates in this standard replace the incurred loss impairment GAAP methodology with the CECL methodology. The CECL methodology incorporates current conditions, and “reasonable and supportable” forecasts, as well as prepayments, to calculate the allowance for credit losses on loans (“ACLL”), representing Management’s estimate of expected credit losses, as of the reporting date, over the expected contractual life of our loan portfolio. ASU 2016-13 also applies to off-balance sheet credit exposures.

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

Loans that no longer share similar risk characteristics with any pools of assets are subject to individual assessment and are removed from the collectively assessed pools to avoid double counting. The ACL for individually analyzed loans is measured using a DCF method based upon the loan’s contractual effective interest rate, or at the loan’s observable market price, or, if the loan is collateral

HarborOne Bancorp, Inc.

dependent, at the fair value of the collateral. Changes in these estimates could be due to a number of circumstances which may have a direct impact on the provision for credit losses and may result in changes to the amount of allowance.

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

In estimating the ACL on loans, management considers the sensitivity of the model and significant judgments and assumptions that could result in an amount that is materially different from management’s estimate. Management performed a sensitivity analysis to understand the impact of hypothetical changes in qualitative loss factors on the ACL. The sensitivity analysis evaluated the impact of changes to commercial loan segments due to the concentration of the Bank’s ACL allocation in the total commercial portfolio. At December 31, 2024, the potential impact of changes to Management’s judgements on total commercial qualitative risk factors ranged between a $18.4 million reduction and $25.6 million increase in the ACL. This sensitivity analysis does not represent a change to management’s judgment, but rather provides a hypothetical result to assess the sensitivity of the ACL to a key input.

See Note 4, “Loans and Allowance for Credit Losses,” to the Consolidated Financial Statements for further discussion.

Goodwill.  Goodwill is presumed to have an indefinite useful life and the recoverability of goodwill is assessed at least on an annual basis. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. The impairment test uses a combined qualitative and quantitative approach. The initial qualitative approach assesses whether the existence of events or circumstances led to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after this assessment, the Company determines that it is more likely than not that the fair value is less than the carrying value, a quantitative impairment test is performed. The quantitative impairment test compares book value to the fair value of the reporting unit. If the carrying amount exceeds fair value, an impairment charge is recorded through earnings.

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

The Company’s reporting units are the same as the segments used for segment reporting: the Bank, including a security corporation and a Rhode Island passive investment corporation; and HarborOne Mortgage. See Note 7, “Goodwill and Other Intangible Assets,” to the Consolidated Financial Statements for further discussion.

Deferred Tax Assets.  Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. Management reviews deferred tax assets on a quarterly basis to identify any uncertainties pertaining to the realization of such assets. In determining whether a valuation allowance is required against deferred tax assets, Management assesses historical and forecasted operating results, including a review of eligible carryforward periods, tax planning opportunities and other relevant considerations. We believe the accounting estimate related to the valuation allowance is a critical estimate because the underlying assumptions can change from period to period. For example, tax law changes or variances in future projected operating performance could result in a change in the valuation allowance. Should actual factors and conditions differ materially from those used by Management, the actual realization of net deferred tax assets could differ materially from the amounts recorded in the financial statements. If we were not able to realize all or part of our deferred tax assets in the future, an adjustment to the related valuation allowance would be charged to income tax expense in the period such determination was made and could have a negative impact on earnings. In addition, if actual factors and conditions differ materially from those used by Management, we could incur penalties and interest imposed by taxing authorities. See Note 10, “Income Taxes” to the Consolidated Financial Statements for further discussion.

HarborOne Bancorp, Inc.

Please see the Notes to the Consolidated Financial Statements for additional discussion of accounting policies.

Comparison of Financial Condition at December 31, 2024 and December 31, 2023

Total Assets.  Total assets increased $85.2 million, or 1.5%, to $5.75 billion at December 31, 2024 from $5.67 billion at December 31, 2023. The increase primarily reflects an increase of $102.2 million in loans, partially offset by a decrease of $26.2 million in securities available for sale.

Cash and Cash Equivalents.  At December 31, 2024, cash and cash equivalents were $231.1 million, an increase of 1.6% from $227.4 million at December 31, 2023, as management continued to maintain a strong liquidity position.

Loans Held for Sale.  Loans held for sale at December 31, 2024 were $36.8 million, an increase of $17.1 million, or 86.8%, from $19.7 million at December 31, 2023 as residential mortgage loan production increased 14.5% in 2024. Compared to the quarter ended December 31, 2023, originations increased 44.2%.

Loans, net.  At December 31, 2024, net loans were $4.80 billion, an increase of $94.1 million, or 2.0%, from $4.70 billion at December 31, 2023. The increase in net loans is primarily due to commercial growth partially offset by a decrease in residential real estate loans and consumer loans. Commercial and industrial loans increased $128.0 million, or 27.4%, and commercial construction loans increased $44.2 million, or 21.2%, partially offset by a $63.4 million, or 2.7%, decrease in commercial real estate loans. One- to four-family residential mortgage loans decreased $13.8 million, or 0.9%, and HELOCs and second mortgages increased $12.5 million, or 7.0%. Consumer loans decreased $4.5 million, or 20.6%. The ACL was $56.1 million, or 1.16% of total loans, at December 31, 2024, compared to $48.0 million, or 1.01% of total loans, at December 31, 2023. During 2024, the ACL was impacted by provisioning for loan growth, specific reserve allocations, and replenishment for charge-off activity.

The following table sets forth certain information at December 31, 2024 regarding scheduled contractual maturities during the period indicated. The table does not include any estimate of prepayments. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. The following table also sets forth the rate structure of loans scheduled to mature after one year.

					Second
				One- to	Mortgage
			Commercial	Four-Family	and Equity
	Commercial	Commercial	and	Residential	Lines of	Residential		Total
	Real Estate	Construction	Industrial	Real Estate	Credit	Construction	Consumer	Loans

	(in thousands)

Amounts due in:
One year or less	$264,228	$46,715	$58,948	$168	$1,107	$-	$2,836	$374,002
After one year through five years	1,265,206	149,247	193,959	9,577	7,975	-	12,443	1,638,407
After five years through fifteen years	707,706	56,729	329,408	118,809	19,264	-	1,783	1,233,699
Beyond fifteen years	43,169	-	12,138	1,378,017	161,252	11,307	428	1,606,311
Total	$2,280,309	$252,691	$594,453	$1,506,571	$189,598	$11,307	$17,490	$4,852,419
Interest rate terms on amounts due after one year:
Fixed rate	$1,212,415	$119,880	$249,138	$1,315,916	$6,507	$11,307	$14,654	$2,929,817
Adjustable rate	$803,666	$86,096	$286,367	$190,487	$181,984	$-	$-	$1,548,600

Generally, the actual maturity of loans is shorter than their contractual maturity due to prepayments. The average life of residential real estate loans is impacted by the current interest rate environment. The average life tends to increase when current mortgage loan rates are higher than the rates of certain loans in the portfolio and to decrease when current rates are lower than the rates of certain loans in the portfolio. Also, commercial and commercial real estate loans may be renewed at or near maturity, resulting in significant differences in principal payments actually received as compared to amounts contractually due in a period.

HarborOne Bancorp, Inc.

Securities.  Total investment securities at December 31, 2024 were $283.5 million, a decrease of $26.4 million, or 8.5%, from $309.9 million at December 31, 2023. Securities available for sale were negatively impacted by unrealized losses of $65.2 million at December 31, 2024, as compared to $62.0 million of unrealized losses as of December 31, 2023. As of December 31, 2024 and December 31, 2023, the gross unrealized loss positions were primarily related to mortgage-backed securities and other obligations issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Total gross unrealized losses were primarily attributable to changes in interest rates relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. Securities held to maturity amounted to $19.6 million and $19.8 million at December 31, 2024 and 2023, respectively.

The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2024. Weighted average yields in the table below have been calculated based on the amortized cost of the security:

			More than One Year		More than Five
	One Year or Less		to Five Years		Years to Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield

	(dollars in thousands)

Securities available for sale:
Debt securities:
U.S. government and government-sponsored enterprise obligations	$-	-%	$16,643	1.51%	$25,500	1.69%	$-	-%	$42,143	1.62%
U.S. government agency and government-sponsored residential mortgage-backed securities	-	-	-	-	1,720	2.97	281,803	2.26	283,523	2.26
SBA asset-backed securities	-	-	1,446	2.36	-	-	-	-	1,446	2.36
Corporate bonds	-	-	1,000	8.74	1,000	3.62	-	-	2,000	6.18
Total debt securities	$-	-%	$19,089	1.95%	$28,220	1.84%	$281,803	2.26%	$329,112	2.20%

Securities held to maturity:
Debt securities:
U.S. government and government-sponsored enterprise obligations	$-	-%	$15,000	3.83%	$-	-%	$-	-%	$15,000	3.83%
SBA asset-backed securities	-	-	-	-	4,627	4.54	-	-	4,627	4.54
Total debt securities	$-	-%	$15,000	3.83%	$4,627	4.54%	$-	-%	$19,627	4.00%

Mortgage Servicing Rights (“MSRs”).  MSRs are created as a result of our mortgage banking origination activities and accounted for at fair value. At December 31, 2024, we serviced mortgage loans for others with an aggregate outstanding principal balance of $3.36 billion. Total MSRs were $44.5 million at December 31, 2024, compared to $46.1 million at December 31, 2023. The change in total MSRs for the year ended December 31, 2024 reflects mortgage servicing rights retained of $1.1 million, amortization due to principal paydowns on the underlying mortgages of $2.2 million and a negative fair value mark of $542,000.

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

HarborOne Bancorp, Inc.

Deposits. Deposits increased $163.3 million, or 3.7%, to $4.55 billion at December 31, 2024 from $4.39 billion at December 31, 2023. The following table sets forth information concerning the composition of deposits:

	December 31,	December 31,	Increase (Decrease)
	2024	2023	Dollars	Percent

	(dollars in thousands)

Noninterest-bearing deposits	$690,647	$659,973	$30,674	4.6%
NOW accounts	298,329	305,774	(7,445)	(2.4)
Regular savings	895,232	1,265,315	(370,083)	(29.2)
Money market accounts	676,377	499,651	176,726	35.4
Term certificate accounts	1,069,222	858,241	210,981	24.6
Consumer and business deposits	3,629,807	3,588,954	40,853	1.1
Municipal deposits	519,462	471,817	47,645	10.1
Brokered deposits	401,484	326,638	74,846	22.9
Total deposits	$4,550,753	$4,387,409	$163,344	3.7%

Reciprocal deposits included in total deposits	$376,268	$209,401	$166,867	79.7%

The growth in deposits was driven by an increase of $40.9 million in consumer and business deposits, $74.8 million in brokered deposits and $47.6 million in municipal deposits. The consumer and business deposit mix changed, as regular savings accounts primarily migrated to certificates of deposit and money market accounts with higher rates.

At December 31, 2024, brokered deposits were $401.5 million. These wholesale deposits provide a channel for the Company to seek additional funding outside the Company’s core market. The Bank also participates in a reciprocal deposit program that converts deposits at the Bank into multiple deposits at other financial institutions. The reciprocal deposit program provides access to FDIC-insured deposit products in aggregate amounts exceeding the current limits for depositors. Total deposits included $376.3 million in reciprocal deposits. The increase in reciprocal deposits reflects municipal depositors increased utilization of the reciprocal deposit program, as municipal deposits are generally required to be insured or secured by FHLB letters of credit.

The following table sets forth the average balances and weighted average rates of our deposit products at the dates indicated:

	Year Ended December 31,
	2024			2023			2022
			Weighted			Weighted			Weighted
	Average		Average	Average		Average	Average		Average
	Balance	Percent	Rate	Balance	Percent	Rate	Balance	Percent	Rate

	(dollars in thousands)

Deposit type:
Noninterest-bearing deposits	$679,691	15.4%	-%	$705,438	16.5%	-%	$771,299	20.0%	-%
NOW accounts	293,592	6.6	0.13	280,218	6.5	0.10	302,530	7.9	0.05
Regular savings	1,032,715	23.4	1.64	1,386,891	32.4	1.82	1,284,364	33.4	0.45
Money market	1,094,757	24.8	3.75	875,722	20.5	3.33	879,133	22.9	0.64
Term certificates	1,316,447	29.8	4.23	1,032,452	24.1	3.25	608,005	15.8	0.67
Total	$4,417,202	100.0%	2.58%	$4,280,721	100.0%	2.06%	$3,845,331	100.0%	0.41%

HarborOne Bancorp, Inc.

The following table sets forth the maturity of certificates of deposit, excluding brokered deposits, of $250,000 or more as of December 31, 2024:

Maturity Period	Amount
(in thousands)

Three months or less	$128,792
Over three through six months	86,755
Over six months through one year	39,537
Over one year	50,500
Total	$305,584

The total of estimated deposits in excess of the FDIC insurance limits amounted to $1.4 billion as of December 31, 2024 and 2023. The Company calculates its uninsured deposits based on the guidance provided by the FDIC for regulatory reporting purposes, which includes subsidiary deposits.

The following table summarizes uninsured deposits at the date indicated:

	December 31,	December 31,
	2024	2023

	(in thousands)

Uninsured deposits, per regulatory reporting requirements	$1,394,783	$1,420,431
Less: Subsidiary deposits	428,632	349,748
Collateralized deposits	218,988	17,892
Uninsured deposits, after exclusions	$747,163	$1,052,791

Uninsured deposits, after excluding subsidiary deposits and collateralized deposits, represented 16% of total deposits at December 31, 2024. Management believes that this provides a more informative view of deposits at risk, as subsidiary deposits are eliminated in consolidation and collateralized deposits are secured.

Borrowings.  Total borrowings from the FHLB were $516.6 million at December 31, 2024, a decrease of $51.9 million from $568.5 million at December 31, 2023.

Stockholders’ equity.  Total stockholders’ equity was $575.0 million at December 31, 2024 compared to $583.8 million at December 31, 2023. Stockholders’ equity decreased 1.5% when compared to the year ended December 31, 2023 as earnings were offset by share repurchases and dividends. The Company continues to implement and execute share repurchase programs and repurchased 1,895,980 shares at an average price of $11.13 for a total of $21.1 million for the year ended December 31, 2024. During the year ended December 31, 2023, the Company purchased a total of 3,728,550 shares at an average price of $12.03 for a total of $44.9 million. The tangible-common-equity-to-tangible-assets ratio (non-GAAP) was 9.05% at December 31, 2024 and 9.33% at December 31, 2023.

Comparison of Results of Operations for the Years Ended December 31, 2024 and 2023

HarborOne Bancorp, Inc. Consolidated

Overview. Consolidated net income for the year ended December 31, 2024 was $27.4 million, or $0.66 per diluted share, compared to net income of $16.1 million or $0.37 per diluted share, for the year ended December 31, 2023. The results for the year ended December 31, 2023 were significantly impacted by the full impairment of goodwill at HarborOne Mortgage in the amount of $10.8 million. For the year ended December 31, 2024, return on average assets was 0.47% and return on average equity was 4.71%, as compared to 0.29% and 2.68%, respectively, for the prior year. The Bank contributed $27.3 million in net income, and HarborOne Mortgage. contributed $28,000. The provision for credit losses was $8.3 million and $5.7 million for the years ended December 31, 2024 and 2023, respectively.

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

HarborOne Bancorp, Inc.

	Year Ended December 31,
	2024			2023			2022
	Average			Average			Average
	Outstanding		Yield/	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost

	(dollars in thousands)

Interest-earning assets:
Investment securities (1)	$362,301	$8,147	2.25%	$378,828	$8,118	2.14%	$390,894	$7,590	1.94%
Other interest-earning assets	268,061	14,149	5.28	179,338	8,921	4.97	70,987	694	0.98
Loans held for sale	24,360	1,653	6.79	19,671	1,351	6.87	27,409	1,306	4.76
Loans
Commercial loans (2)(3)	3,100,344	173,671	5.60	2,956,956	157,379	5.32	2,493,646	110,305	4.42
Residential real estate loans (3)(4)	1,704,921	74,090	4.35	1,684,793	67,701	4.02	1,398,190	48,645	3.48
Consumer loans (3)	18,941	1,404	7.41	28,149	1,734	6.16	78,766	3,811	4.84
Total loans	4,824,206	249,165	5.16	4,669,898	226,814	4.86	3,970,602	162,761	4.10
Total interest-earning assets	5,478,928	273,114	4.98	5,247,735	245,204	4.67	4,459,892	172,351	3.86
Noninterest-earning assets	299,703			311,558			314,670
Total assets	$5,778,631			$5,559,293			$4,774,562
Interest-bearing liabilities:
Savings accounts	$1,032,715	16,974	1.64	$1,386,891	25,271	1.82	$1,284,364	5,794	0.45
NOW accounts	293,592	377	0.13	280,218	292	0.10	302,530	156	0.05
Money market accounts	1,094,757	41,017	3.75	875,722	29,138	3.33	879,133	5,632	0.64
Certificates of deposit	973,041	42,710	4.39	735,614	23,499	3.19	495,066	3,248	0.66
Brokered deposits	343,406	13,025	3.79	296,838	10,124	3.41	112,939	800	0.71
Total interest-bearing deposits	3,737,511	114,103	3.05	3,575,283	88,324	2.47	3,074,032	15,630	0.51
Borrowings	665,179	31,653	4.76	532,586	25,918	4.87	170,748	5,219	3.06
Subordinated debentures	-	-	-	31,378	2,775	8.84	34,221	2,095	6.12
Total borrowings	665,179	31,653	4.76	563,964	28,693	5.09	204,969	7,314	3.57
Total interest-bearing liabilities	4,402,690	145,756	3.31	4,139,247	117,017	2.83	3,279,001	22,944	0.70
Noninterest-bearing liabilities:
Noninterest-bearing deposits	679,691			705,438			771,299
Other noninterest-bearing liabilities	114,186			113,675			85,995
Total liabilities	5,196,567			4,958,360			4,136,295
Total equity	582,064			600,933			638,267
Total liabilities and equity	$5,778,631			$5,559,293			$4,774,562
Tax equivalent net interest income		127,358			128,187			149,407
Tax equivalent interest rate spread (5)			1.67%			1.84%			3.16%
Less: tax equivalent adjustment		1,706			916			421
Net interest income as reported		$125,652			$127,271			$148,986
Net interest-earning assets (6)	$1,076,238			$1,108,488			$1,180,891
Net interest margin (7)			2.29%			2.43%			3.34%
Tax equivalent effect			0.03			0.01			0.01
Net interest margin on a fully tax equivalent basis			2.32%			2.44%			3.35%
Ratio of interest-earning assets to interest-bearing liabilities	124.45%			126.78%			136.01%

Supplemental information:
Total deposits, including demand deposits	$4,417,202	$114,103		$4,280,721	$88,324		$3,845,331	$15,630
Cost of total deposits			2.58%			2.06%			0.41%
Total funding liabilities, including demand deposits	$5,082,381	$145,756		$4,844,685	$117,017		$4,050,300	$22,944
Cost of total funding liabilities			2.87%			2.42%			0.57%

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

	Year Ended December 31,
	2024 v. 2023			2023 v. 2022
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to Changes in		Increase	Due to Changes in		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

Interest-earning assets:
Investment securities	$(174)	$203	$29	$(240)	$768	$528
Other interest-earning assets	4,646	582	5,228	2,236	5,991	8,227
Loans held for sale	302	-	302	(433)	478	45
Loans
Commercial loans	7,788	8,504	16,292	22,089	24,985	47,074
Residential real estate loans	822	5,567	6,389	10,497	8,559	19,056
Consumer loans	(421)	91	(330)	(2,522)	445	(2,077)
Total loans	8,189	14,162	22,351	30,064	33,989	64,053
Total interest-earning assets	12,963	14,947	27,910	31,627	41,226	72,853
Interest-bearing liabilities:
Savings accounts	(6,015)	(2,282)	(8,297)	499	18,978	19,477
NOW accounts	13	72	85	(12)	148	136
Money market accounts	7,919	3,960	11,879	(22)	23,528	23,506
Certificates of deposit	8,875	10,336	19,211	2,259	17,992	20,251
Brokered deposit	1,691	1,210	2,901	2,790	6,534	9,324
Total interest-bearing deposits	12,483	13,296	25,779	5,514	67,180	72,694
Borrowings	5,796	(61)	5,735	15,260	5,439	20,699
Subordinated debentures	(2,775)	-	(2,775)	(186)	866	680
Total borrowings	3,021	(61)	2,960	15,074	6,305	21,379
Total interest-bearing liabilities	15,504	13,235	28,739	20,588	73,485	94,073
Change in net interest income	$(2,541)	$1,712	$(829)	$11,039	$(32,259)	$(21,220)

Interest and Dividend Income.  Interest and dividend income on a tax-equivalent basis increased $27.9 million, or 11.4%, in 2024, compared to 2023, primarily reflecting growth in average commercial and residential loan balances, in a higher interest rate environment. Loan interest income on a tax-equivalent basis increased $22.4 million to $249.2 million, average loans increased $154.3 million, and the yield increased 30 basis points from a year ago. Interest income on other interest-earning assets increased $5.2 million, or 58.6%, reflecting an increase in short-term investments to maintain liquidity.  Interest income on loans held for sale increased $302,000, or 22.4%, reflecting the increased origination volume.

Interest Expense.  Compared to 2023, interest expense for the year ended December 31, 2024 increased $28.7 million, or 24.6%, to $145.8 million from $117.0 million. The increase primarily reflects a 58-basis-point increase in the cost of interest-bearing deposits and an increase of $162.2 million in average interest-bearing deposits, resulting in a $25.8 million increase in interest expense on deposits. The cost of deposit funds was significantly impacted by rising rates, particularly the rates on certificates of deposits and money market accounts. The cost of borrowings decreased 11 basis points and the average balance increased $132.6 million, resulting in a $5.7 million increase in interest expense on borrowings. The Subordinated Notes were fully redeemed December 1, 2023 and the interest expense in the prior year included $715,000 of issuance cost amortization.

Net Interest and Dividend Income.  Compared to 2023, tax equivalent net interest and dividend income for the year ended December 31, 2024 decreased $829,000, or 0.6%, to $127.4 million from $128.2 million. The net interest margin on a tax equivalent basis also decreased 12 basis points to 2.32% for the year ended December 31, 2024 from 2.44% for the year ended December 31, 2023.

HarborOne Bancorp, Inc.

Income Tax Provision. The provision for income taxes and effective tax rate for the year ended December 31, 2024 were $6.9 million and 20.0%, respectively, compared to $9.0 million and 36.0%, respectively, for the year ended December 31, 2023. The effective tax rate for the year ended December 31, 2024 was impacted by a discrete tax benefit as a result of the filing of amended tax returns to properly reflect tax exempt interest and the expiration of reserves for uncertain tax positions. The effective tax rate for the year ended December 31, 2023 was impacted by the goodwill impairment charge that is not tax deductible.

Segments.  The Company has two reportable segments: HarborOne Bank and HarborOne Mortgage. Revenue from HarborOne Bank consists primarily of interest earned on loans and investment securities and service charges on deposit accounts. Revenue from HarborOne Mortgage is comprised of interest earned on loans and fees received as a result of the residential mortgage origination, sale and servicing process. Residential real estate portfolio loans are originated by HarborOne Mortgage and purchased by the Bank. The table below shows the results of operations for the Company’s segments, HarborOne Bank and HarborOne Mortgage, for the years ended December 31, 2024 and 2023, and the increase or decrease in those results.

	HarborOne Bank				HarborOne Mortgage
	Year Ended				Year Ended
	December 31,		Increase (Decrease)		December 31,		Increase (Decrease)
	2024	2023	Dollars	Percent	2024	2023	Dollars	Percent

	(dollars in thousands)

Net interest and dividend income	$125,044	$129,157	$(4,113)	(3.2)%	$565	$806	$(241)	(29.9)%
Provision for credit losses	8,277	5,680	2,597	45.7	-	-	-	-
Net interest and dividend income, after provision for credit losses	116,767	123,477	(6,710)	(5.4)	565	806	(241)	(29.9)
Mortgage banking income:
Gain on sale of mortgage loans	-	-	-	-	12,860	10,404	2,456	23.6
Intersegment (loss) gain	(1,218)	(1,063)	(155)	(14.6)	1,097	849	248	29.2
Changes in mortgage servicing rights fair value	(246)	(346)	100	28.9	(3,458)	(4,338)	880	20.3
Other	704	769	(65)	(8.5)	8,749	8,330	419	5.0
Total mortgage banking (loss) income	(760)	(640)	(120)	(18.8)	19,248	15,245	4,003	26.3
Other noninterest income (loss)	28,269	26,996	1,273	4.7	14	(2)	16	800.0
Total noninterest income	27,509	26,356	1,153	4.4	19,262	15,243	4,019	26.4
Goodwill impairment	-	-	-	-	-	10,760	(10,760)	(100.0)
Noninterest expense	109,350	107,268	2,082	1.9	20,670	20,212	458	2.3
Income (loss) before income taxes	34,926	42,565	(7,639)	(17.9)	(843)	(14,923)	14,080	94.4
Provision (benefit) for income taxes	7,586	10,559	(2,973)	(28.2)	(871)	(944)	73	7.7
Net income (loss)	$27,340	$32,006	$(4,666)	(14.6)%	$28	$(13,979)	$14,007	100.2%

HarborOne Bank Segment

Results of Operations for the Years Ended December 31, 2024 and 2023

Net Income.  Bank net income for the year ended December 31, 2024 decreased $4.7 million, or 14.6%, to $27.3 million from $32.0 million for the year ended December 31, 2023. Pre-tax income decreased $7.6 million, or 17.9%, to $34.9 million as compared to $42.6 million in 2023.

Allowance for Credit Losses.  The Bank recorded a provision for credit losses of $8.3 million for the year ended December 31, 2024 which included a $8.7 million ACL provision on loans and a negative $412,000 ACL provision on unfunded commitments, reflecting provisioning for loan growth, specific reserve allocations, and charge-off replenishment. The Bank recorded a provision for credit losses of $5.7 million for the year ended December 31, 2023 which included a $6.7 million ACL provision on loans and a negative $1.0 million ACL provision on unfunded commitments. For the year ended December 31, 2024, the Bank recorded net charge-offs of $560,000 compared to $4.0 million for the year ended December 31, 2023. Non-accrual loans were $29.5 million at December 31, 2024 compared to $17.5 million at December 31, 2023. The increase in non-accrual loans in 2024 primarily reflects an increase in commercial real estate non-accrual loans.

HarborOne Bancorp, Inc.

Noninterest Income.  Compared to the year ended December 31, 2023, total noninterest income for the year ended December 31, 2024 increased $1.2 million, or 4.4%, to $27.5 million from $26.4 million. The following table sets forth the components on non-interest income:

	Year Ended December 31,		Increase (Decrease)
	2024	2023	Dollars	Percent

	(dollars in thousands)

Intersegment loss	$(1,218)	$(1,063)	$(155)	(14.6)%
Secondary market loan servicing fees, net of guarantee fees	704	769	(65)	(8.5)
Changes in mortgage servicing rights fair value	(246)	(346)	100	28.9
Total mortgage banking loss	(760)	(640)	(120)	(18.8)
Interchange fees	11,424	11,167	257	2.3
Other deposit account fees	10,176	9,507	669	7.0
Income on retirement plan annuities	529	540	(11)	(2.0)
Gain on sale of asset held for sale	1,809	-	1,809	100.0
Loss on sale of securities	(1,041)	-	(1,041)	(100.0)
Bank-owned life insurance income	3,050	2,749	301	10.9
Swap fee income	715	818	(103)	(12.6)
Other	1,607	2,215	(608)	(27.4)
Total noninterest income	$27,509	$26,356	$1,153	4.4%

The primary reasons for the changes within the noninterest income categories shown in the preceding tables are noted below:

●	The Bank records an intersegment loss on loans purchased from HarborOne Mortgage that is offset in consolidation. The Bank purchased $97.3 million of residential mortgage loans from HarborOne Mortgage during 2024, as compared to $155.9 million during 2023. The intersegment loss increased, despite the volume decrease, due to the Bank purchasing a lower percentage of jumbo mortgages in 2024 as compared to 2023.
●	The change in the MSR fair value is generally consistent with the change in key benchmark residential mortgage rates. As interest rates rise and prepayment speeds decrease, MSR fair value tends to increase. Conversely, when interest rates fall and prepayment speeds increase, MSR fair value tends to decrease. The 2024 negative change in mortgage servicing rights fair value primarily reflects amortization due to payoffs of the underlying serviced loans.
●	The gain on sale of assets held for sale is the result of the sale of a building that housed our former headquarters, as well as a current bank branch.
●	The loss on sale of securities was the result of an investment securities sale in the amount of $17.5 million with a weighted average book yield of 2.84%.
●	The increase in BOLI income is due to increased crediting rates.
●	Swap fee income is collected and recorded at the time the swap contract is entered into, and therefore income fluctuates as a function of the swap agreements entered into in a period.
●	Other noninterest income in 2023 includes a $309,000 gain on the sale of a branch and no such gain is included in 2024.

HarborOne Bancorp, Inc.

Noninterest Expense. Total noninterest expense for the year ended December 31, 2024 increased $2.1 million, or 1.9% to $109.4 million from $107.3 million for the year ended December 31, 2023. The following table sets forth the components on noninterest expense:

	Year Ended December 31,		Increase (Decrease)
	2024	2023	Dollars	Percent

	(dollars in thousands)

Compensation and benefits	$61,250	$61,604	$(354)	(0.6)%
Occupancy and equipment	16,106	16,071	35	0.2
Data processing expenses	10,116	9,648	468	4.9
Loan expenses	577	464	113	24.4
Marketing	3,213	3,310	(97)	(2.9)
Deposit expenses	2,813	1,975	838	42.4
Postage and printing	1,500	1,526	(26)	(1.7)
Professional fees	3,835	4,014	(179)	(4.5)
Foreclosed and repossessed assets	6	(7)	13	185.7
Deposit insurance	4,348	3,485	863	24.8
Other expenses	5,586	5,178	408	7.9
Total noninterest expense	$109,350	$107,268	$2,082	1.9%

The primary reasons for the significant changes within the noninterest expense categories shown in the preceding table are noted below:

~~●~~	The compensation and benefits decrease reflects a decrease in salary and benefit costs as a result of decreased staffing levels partially offset by the impact of annual salary increases.
●	The increase in data processing expenses reflects increases in digital banking activity and debit card processing fees.
●	The increase in deposit expense reflects an increase in costs for FHLB letters of credit and reciprocal deposits that provide municipal depositors with collateralized or insured funds.
●	Deposit insurance expense increased due to an increase in the insurance rate and asset base at the time of measurement.
●	The increase in other expenses reflects increased cloud computing costs.

HarborOne Mortgage Segment

Results of Operations for the Year Ended December 31, 2024 and 2023

Net Income.  HarborOne Mortgage recorded net income of $28,000 for the year ended December 31, 2024, as compared to a net loss of $14.0 million for the year ended December 31, 2023. The HarborOne Mortgage segment’s results are heavily impacted by prevailing mortgage rates, refinancing activity and home sales. The results for the year ended December 31, 2023 were significantly impacted by the full impairment of goodwill at HarborOne Mortgage in the amount of $10.8 million. Throughout 2023 HarborOne Mortgage, and the mortgage banking industry in general, faced significant headwinds. The combination of the average residential mortgage rate reaching twenty year highs during 2023 and a housing market with low inventory and higher prices, generated the lowest annual residential mortgage loan origination volume in two decades. As a result of these conditions, the impairment analysis of goodwill completed in the fourth quarter of 2023 resulted in a determination that the goodwill at HarborOne Mortgage was fully impaired.

HarborOne Bancorp, Inc.

Noninterest Income.  For the years ended December 31, 2024 and 2023, noninterest income totaled $19.3 million and $15.2 million, respectively. Noninterest income is primarily from mortgage banking income, for which the following table provides further detail:

	Year Ended December 31,		Increase (Decrease)
	2024	2023	Dollars	Percent

	(dollars in thousands)

Gain on sale of mortgage loans	$12,860	$10,404	$2,456	23.6%
Intersegment gain	1,097	849	248	29.2
Processing, underwriting and closing fees	1,887	1,511	376	24.9
Secondary market loan servicing fees net of guarantee fees	6,862	6,819	43	0.6
Changes in mortgage servicing rights fair value	(3,458)	(4,338)	880	20.3
Other	14	(2)	16	800.0
Total noninterest income	$19,262	$15,243	$4,019	26.4%

Originated mortgage servicing rights included in gain on sale of mortgage loans	$1,107	$2,657	$(1,550)	(58.3)%

For the years ended December 31, 2024 and 2023, HarborOne Mortgage closed $663.7 million and $579.5 million, respectively, of residential mortgage loans. The following tables provide additional loan production detail:

	Year Ended December 31,
	2024		2023
	Loan		Loan
	Amount	% of Total	Amount	% of Total

	(dollars in thousands)

Product Type
Conventional	$458,398	69.0%	$326,960	56.4%
Government	60,148	9.1	44,641	7.7
State Housing Agency	25,740	3.9	37,127	6.4
Jumbo	119,247	18.0	170,724	29.5
Seconds	164	0.0	96	0.0
Total	$663,697	100.0%	$579,548	100.0%

Purpose
Purchase	$573,385	86.4%	$531,369	91.7%
Refinance	77,864	11.7	36,179	6.2
Construction	12,448	1.9	12,000	2.1
Total	$663,697	100.0%	$579,548	100.0%

HarborOne Bancorp, Inc.

The primary reason for the changes within the noninterest income categories shown in the preceding tables are noted below:

●	The change in the MSR fair value is generally consistent with the change in key benchmark residential mortgage rates. As interest rates rise and prepayment speeds decrease, MSR fair value tends to increase. Conversely, when interest rates fall and prepayment speeds increase, MSR fair value tends to decrease. The MSR valuation, including normal loan amortization, decreased $639,000 and amortization related to payoffs was $1.8 million for the year ended December 31, 2024, as compared to a MSR valuation decrease of $2.7 million and amortization related to payoffs of $1.6 million for the same period in 2023. During 2024, a hedge strategy was implemented to mitigate earnings volatility, that resulted in a $986,000 loss in 2024.
●	HarborOne Mortgage records an intersegment gain on loans sold to the Bank that is offset in consolidation. The Bank purchased $97.3 million of residential mortgage loans from HarborOne Mortgage during 2024, as compared to $155.9 million during 2023.
●	Gain on sale of mortgage loans increased $2.5 million, or 23.6%, due to increased residential mortgage demand in 2024.
●	Processing, underwriting and closing fees increased, consistent with the volume increase.
●	Secondary market loan servicing fees, net of guarantee fees, increased $43,000. Servicing fee income decreased consistent with a decrease in the servicing portfolio, partially offset by a decrease in subservicing expense. The unpaid balance of the servicing portfolio totaled $3.11 billion and $3.28 billion at December 31, 2024 and 2023, respectively.

Noninterest Expense. Noninterest expense decreased $10.3 million, or 33.3%, to $20.7 million for the year ended December 31, 2024 from $31.0 million. The following table sets forth the components on noninterest expense:

	Year Ended December 31,		Increase (Decrease)
	2024	2023	Dollars	Percent

	(dollars in thousands)

Compensation and benefits	$15,156	$14,506	$650	4.5%
Occupancy and equipment	2,278	2,552	(274)	(10.7)
Data processing expenses	75	123	(48)	(39.0)
Loan expenses	1,237	335	902	269.3
Marketing	119	401	(282)	(70.3)
Postage and printing	37	45	(8)	(17.8)
Professional fees	590	712	(122)	(17.1)
Goodwill impairment	-	10,760	(10,760)	(100.0)
Other expenses	1,178	1,538	(360)	(23.4)
Total noninterest expense	$20,670	$30,972	$(10,302)	(33.3)%

The primary reason for the changes within the noninterest expense categories shown in the preceding table are noted below:

●	The increase in compensation and benefits primarily reflects the commission expense increase consistent with the changes in mortgage origination volumes partially offset by a decreased average staffing level. Average full time equivalent employees decreased by 9 year-over-year.
●	Occupancy and equipment expense decreased due to a decrease in loan offices.
●	Loan expense primarily is for expenses to originate loans and is generally consistent with mortgage origination volumes. Loan expense in 2023 includes a $629,000 reversal of repurchase reserve and no such reversal in 2024.
●	The decrease in marketing expense reflects cost-cutting initiatives.
●	The decrease in other expenses reflects decreased intercompany fees, and employment agency fees.
●	Goodwill impairment charge of $10.8 million recorded at the end of 2023.

HarborOne Bancorp, Inc.

Asset Quality

The following table provides information with respect to our nonperforming assets at the dates indicated. We did not have any accruing loans past due 90 days or more at the dates presented.

		December 31,
	2024	2023	2022

	(dollars in thousands)

Non-accrual loans:
Commercial real estate	$16,836	$7,416	$2,039
Commercial construction	-	-	-
Commercial and industrial	2,204	1,791	3,329
Residential real estate:
One- to four-family	9,545	7,785	8,927
Second mortgages and equity lines of credit	864	473	421
Consumer	14	48	70
Total non-accrual loans	29,463	17,513	14,786
Other real estate owned and repossessed assets:
One- to four-family residential real estate owned	-	-	-
Other repossessed assets	10	69	54
Total nonperforming assets	$29,473	$17,582	$14,840

Period end allowance for credit losses balance	56,101	47,972	45,236
Period end total loan balance	4,852,499	4,750,311	4,549,670
Allowance for credit losses to total loans(1)	1.16%	1.01%	0.99%
Allowance for credit losses to non-accrual loans	190.41%	273.92%	305.94%
Total nonperforming loans to total loans (1)	0.61%	0.37%	0.32%
Total nonperforming assets to total assets	0.51%	0.31%	0.28%

(1) Total loans are presented before allowance for credit losses, but include deferred loan origination costs (fees), net, and the basis adjustment associated with the application of hedge accounting on certain residential real estate loans. Refer to Note 10 - Derivatives.

Despite an uptick in non-accrual loans, credit quality performance has remained strong, with total nonperforming assets of $29.5 million at December 31, 2024, compared to $17.6 million at December 31, 2023. Nonperforming assets as a percentage of total assets were 0.51% and 0.31%, at December 31, 2024 and 2023, respectively. The increase in 2024 in total non-accrual loans is primarily due to a single commercial real estate credit in the office sector with a carrying value of $16.8 million. During 2023, the increase in non-accrual loans was primarily due to a single commercial real estate credit in the metro office sector with a carrying value of $5.7 million that was resolved in 2024. As of December 31, 2024, CRE and CRE construction loans rated “substandard” amounted to $64.5 million, and included:

• A $16.8 million non-accrual loan collateralized by a property included in the office sector with a specific reserve of $4.7 million. This is a participation loan originated by another institution within our market and was current as of December 31, 2024.

• A $15.3 million loan, modified during the second quarter of 2024, due to the borrower experiencing financial difficulty with a specific reserve of $1.7 million. This loan is collateralized by a property included in the office sector. The borrower was provided a rate reduction modification and is performing in accordance with the modified terms. A workout is currently in progress that includes the assumption of a modified loan by a new borrower.

• A $11.8 million loan, collateralized by multifamily properties with a $116,000 reserve allocation. The loan is current and 98% occupied. An ongoing delinquent real estate tax issue has been recently addressed and the sponsor continues to cooperate with the bank in addressing the remaining credit weakness.

• Four additional credits totaling $20.6 million with specific reserves of $673,000. The loans are current and the sponsors continue to cooperate with the bank in addressing credit weakness.

Modified loans to borrowers experiencing financial difficulty was $15.4 million as of December 31, 2024, representing three credits, including the loan noted above, that were provided rate reduction and term extension modifications. As of December 31, 2024, the loans were performing in accordance with the modified terms and were current.

HarborOne Bancorp, Inc.

The CRE and CRE construction portfolio composition includes:

	As of December 31, 2024
			Risk Rating
		Percent	Special
	Balance	to Total	Mention	Substandard	Nonaccrual

	(dollars in thousands)

Flex/Industrial	$555,472	21.93%	$5,525	$4,530	$-
Multifamily	469,314	18.53%	5,584	16,799	-
Hotels	313,567	12.38%	12,149	4,811	-
Retail	302,146	11.93%	16,616	-	-
Office	223,355	8.82%	-	36,765	16,836
Healthcare	226,368	8.94%	35,832	-	-
All Other	442,778	17.47%	20,347	1,601	-
Total CRE and CRE construction	$2,533,000	100.00%	$96,053	$64,506	$16,836

Management continues to closely monitor the CRE loan portfolio for signs of deterioration given analysts’ projections of market softness over the near term due to higher vacancies and interest rates. The New England focused portfolio has limited near-term maturity risk with 73% of the loans maturing in 2027 or later. Management performs comprehensive reviews and works proactively with creditworthy borrowers facing financial stress and implements prudent accommodations to improve the Bank’s prospects of contractual repayment.

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

The ACL was $56.1 million, or 1.16% of total loans, at December 31, 2024, compared to $48.0 million, or 1.01% of total loans, at December 31, 2023. The ACL on individually analyzed loans amounted to $7.8 million. The ACL on unfunded commitments, included in other liabilities on the Consolidated Balance Sheets, amounted to $3.5 million at December 31, 2024, compared to $3.9 million at December 31, 2023.

HarborOne Bancorp, Inc.

The following table sets forth the breakdown of the allowance for credit losses on loans by loan category at the dates indicated:

				December 31,
		2024			2023			2022
		% of			% of			% of
		Allowance			Allowance			Allowance
		Amount to	% of Loans		Amount to	% of Loans		Amount to	% of Loans
		Total	in Category		Total	in Category		Total	in Category
	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans

	(dollars in thousands)

Commercial real estate	$30,764	54.84%	46.99%	$21,288	44.38%	49.35%	20,357	45.00	49.46
Commercial construction	4,257	7.59	5.21	4,824	10.06	4.39	4,645	10.27	4.38
Commercial and industrial	10,700	19.07	12.25	8,107	16.90	9.82	7,236	16.00	9.33
Residential real estate:
One- to four-family	8,720	15.55	31.05	12,101	25.22	31.87	$11,532	25.49%	31.48%
Second mortgages and equity lines of credit	1,348	2.40	3.91	964	2.01	3.73	924	2.04	3.65
Residential construction	186	0.33	0.23	418	0.87	0.38	280	0.62	0.79
Consumer	126	0.22	0.36	270	0.56	0.46	262	0.58	0.91
Total general and allocated allowance	56,101	100.00	100.00%	47,972	100.00	100.00%	45,236	100.00	100.00%
Unallocated	-	-		-	-		-	-
Total	$56,101	100.00%		$47,972	100.00%		$45,236	100.00%

HarborOne Bancorp, Inc.

The following table sets forth net charge-offs (recoveries) and the ratio of net charge-offs (recoveries) to average loans for the periods indicated:

	Year Ended December 31,
	2024			2023			2022
			Net			Net			Net
		Net	Charge-off		Net	Charge-off		Net	Charge-off
	Average	Charge-offs	(Recovery)	Average	Charge-offs	(Recovery)	Average	Charge-offs	(Recovery)
	Balance	(Recoveries)	Rate	Balance	(Recoveries)	Rate	Balance	(Recoveries)	Rate

	(dollars in thousands)

Commercial:
Commercial real estate	$2,448,648	$(103)	(0.00)%	$2,408,494	$4,167	0.17%	$2,018,006	$4,926	0.24%
Commercial construction	248,006	(40)	(0.02)%	208,529	-	-%	169,777	-	-%
Commercial and industrial	403,690	569	0.14%	339,933	(143)	(0.04)%	305,863	(1,310)	(0.43)%
Total commercial loans	3,100,344	426	0.01%	2,956,956	4,024	0.14%	2,493,646	3,616	0.15%

Residential real estate:
One- to four-family	1,512,023	(2)	(0.00)%	1,487,208	(1)	(0.00)%	1,210,259	(2)	(0.00)%
Second mortgages and equity lines of credit	178,650	(7)	(0.00)%	171,069	(88)	(0.05)%	150,078	(117)	(0.08)%
Residential real estate construction	14,248	-	-%	26,516	-	-%	37,853	-	-%
Total residential real estate loans	1,704,921	(9)	(0.00)%	1,684,793	(89)	(0.01)%	1,398,190	(119)	(0.01)%

Total Consumer loans	18,941	143	0.75%	28,149	18	0.06%	78,766	(3)	(0.00)%

Total loans	$4,824,206	$560	0.01%	$4,669,898	$3,953	0.08%	$3,970,602	$3,494	0.09%

The Bank recorded a provision for credit losses of $8.3 million for the year ended December 31, 2024, which included a $8.7 million provision for loan credit losses offset by a $412,000 negative provision on unfunded commitments. The provision for credit losses was impacted by loan growth, specific reserves, charge-offs, changes in historical charge-off trends, and adjusted for management’s assessment of certain qualitative factors. For the year ended December 31, 2023, we recorded a provision for credit losses of $5.7 million, consisting of a $6.7 million provision for loan credit losses offset by a $1.0 million negative provision on unfunded commitments.

Net charge-offs totaled $560,000, or 0.01% of average loans outstanding, for the year ended December 31, 2024, as compared to $4.0 million, or 0.08%, of average loans outstanding, for the year ended December 31, 2023. In 2023, the commercial real estate charge-offs were all related to one large credit in the metro office sector.

Management of Market Risk

The principal market risk facing the Company is interest-rate risk. The Company’s ALCO establishes exposure limits that govern the Company’s tolerance for interest-rate risk. The policy limits and guidelines serve as benchmarks for measuring interest-rate risk and for providing a framework for evaluation and interest-rate risk-management decision-making. The Company’s primary measure of its interest-rate risk is an income simulation model and an economic value of equity analysis.

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

HarborOne Bancorp, Inc.

The table below sets forth, as of December 31, 2024 and 2023, the net interest income simulation results that estimate the impact of interest rate changes on the Company’s estimated net interest income over year one and year two time horizons:

	Change in Net Interest Income
	(% change from year one base)
Changes in Interest Rates	December 31, 2024		December 31, 2023
(basis points) (1)	Year One	Year Two	Year One	Year Two
+400	(19.6)%	(15.5)%	(23.7)	(19.7)%
+300	(14.3)%	(11.0)%	(17.5)%	(14.2)%
+200	(9.4)%	(7.0)%	(11.6)%	(9.2)%
+100	(4.5)%	(3.1)%	(5.6)%	(4.2)%
-100	4.1%	3.2%	6.1%	5.3%
-200	6.4%	3.1%	8.7%	4.8%
-300	8.4%	1.9%	10.5%	2.7%
-400	10.0%	(0.2)%	N/A	N/A

(1) The calculated change in net interest income assumes an instantaneous parallel shift of the yield curve.

As of December 31, 2024, our models, as indicated above, show a decline in our net interest income in rising rate scenarios and an increase in our net interest income in falling rate scenarios. While the ALCO reviews and updates simulation assumptions and periodically back-tests the simulation results, income simulation may not always prove to be an accurate indicator of interest rate risk. If market competition prompts the Company to raise deposit rates more quickly, or results in reliance on higher-cost brokered deposits or other funding sources than is assumed in the simulation analysis, without an equivalent increase in interest rates on assets, net interest income would be negatively affected. Alternatively, net interest income would be positively affected if the Company were able to lag increases in deposit rates to a slower pace than the upward repricing of its loans. Additionally, historically unusual market conditions may result in market behavior that is not anticipated in our model, resulting in actual results that vary significantly from the simulated results of the model.

Economic Value of Equity Analysis.  The Company also uses the net present value of EVE methodology. This methodology calculates the difference between the present value of expected cash flows from assets and liabilities. The comparative scenarios assume an immediate parallel shift in the yield curve up 100, 200, 300 and 400 basis points and down 100, 200, 300 and 400 basis points.

The table below sets forth, as of December 31, 2024, the estimated changes in the EVE that would result from an instantaneous parallel shift in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

At December 31, 2024
				EVE as a Percentage of Economic
		Estimated Increase (Decrease)		Value of Assets
Changes in Interest Rates	Estimated	in EVE			Changes in
(basis points) (1)	EVE	Amount	Percent	EVE Ratio (2)	Percent
(dollars in thousands)

+ 400	$341,993	$(253,275)	(42.5)%	7.0%	(4.0)%
+ 300	414,021	(181,247)	(30.4)	8.3	(2.7)
+ 200	480,173	(115,095)	(19.3)	9.4	(1.6)
+ 100	545,117	(50,151)	(8.4)	10.4	(0.6)
0	595,268	-	-	11.0	-
- 100	637,163	41,895	7.0	11.5	0.5
- 200	617,541	22,273	3.7	10.9	(0.1)
- 300	579,564	(15,704)	(2.6)	10.0	(1.0)
- 400	517,988	(77,280)	(13.0)	8.8	(2.2)

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

Liquidity Management and Capital Resources

Liquidity measures the Company’s ability to meet both current and future financial obligations of a short- and long-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of securities, and borrowings from the FHLB. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, calls of investment securities and borrowed funds and prepayments on loans are greatly influenced by the general level of interest rates, economic conditions and competition.

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

We continue to focus on maintaining a strong liquidity position. We have access to immediate liquid resources in cash and cash equivalents of $231.1 million at December 31, 2024, which is primarily on deposit with FRBB. Maturities and payments on outstanding loans and investment securities also provide a steady flow of funds. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the FHLB and FRBB. As of December 31, 2024, we had additional borrowing capacity of $656.2 million from the FHLB, and $630.1 million from the FRBB based on the amount of collateral pledged. We also have additional borrowing capacity under a $25.0 million unsecured federal funds line with a correspondent bank. Potential sources of liquidity also include unpledged investment securities in our available-for-sale securities portfolio with a carrying value of $3.2 million and our ability to sell loans in the secondary market.

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

In the ordinary course of the Company’s operations, the Company has entered into certain contractual obligations and has made other commitments to make future payments. At December 31, 2024, we had outstanding commitments to originate loans of $64.1 million and unadvanced funds on loans of $719.4 million. Certificates of deposit that are scheduled to mature within one year from December 31, 2024 totaled $1.28 billion. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit will be renewed.

The Company believes that it will be able to meet its contractual obligations as they come due through the maintenance of adequate cash levels and liquidity. Our ability to maintain adequate levels of liquidity is dependent on our ability to continue to maintain a strong risk profile and capital base. The Company and the Bank are subject to various regulatory capital requirements. At December 31, 2024, the Company and the Bank exceeded all regulatory capital requirements and were considered “well capitalized” under regulatory guidelines. See Note 16 of the Notes to Consolidated Financial Statements.

There are no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. For additional information, see Note 11 of the Notes to Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Non-GAAP Financial Measures and Reconciliation to GAAP

In addition to results presented in accordance with GAAP, this Form 10-K contains certain non-GAAP financial measures including: “core net income,” “core earnings per common share,” “core return on average earning assets,” “core return on average earning equity,” “efficiency ratio,” “core efficiency ratio,” “tax equivalent efficiency ratio,” “tax equivalent core efficiency ratio,” “total adjusted noninterest expense”, “core noninterest expense,” “tax equivalent net interest and dividend income,” “total core noninterest income,” “tax equivalent total core revenue,” “tangible common equity,” “average tangible common equity,” “tangible assets,” “tangible book value per share,” “tangible common equity to tangible assets,” “return on average tangible common equity,” “core return on average tangible common equity” and certain ratios derived from these measures. Non-GAAP measures are utilized by management, regulators and market analysts to evaluate the Company’s financial position and therefore such information is useful to investors.

The tax equivalent basis adjusts for the tax-favored status from certain loans held by the Bank that are not taxable for federal income tax purposes.

Core net income, core noninterest income and core noninterest expense exclude certain items that management does not consider indicative of ongoing financial performance or enhances comparability of results with prior periods. These adjustments include goodwill impairment charges, gain or loss on the sale of certain assets and release of reserves for uncertain tax positions.

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

The following table reconciles the Company’s income statement results excluding the goodwill impairment charge, return on average assets, excluding the goodwill impairment charge, return on average equity, excluding goodwill impairment charge, the efficiency ratio, excluding the goodwill impairment charge and tangible-common-equity-to-tangible-assets ratio for the periods indicated:

		For the Years Ended
		December 31,	December 31,	December 31,	December 31,	December 31,
		2024	2023	2022	2021	2020
Core Net Income
Net income, as presented (GAAP)	(A)	$27,407	$16,077	$45,589	$58,517	$44,792
Add: Goodwill impairment charge		-	10,760	-	-	-
Add: Prepayment penalties on FHLB advances, net of taxes		-	-	-	865	-
Less: Gain on sale of asset held for sale, net of taxes		1,429	-	-	-	-
Less: Gain (Loss) on sale of securities, net of taxes		(822)	-	-	190	2,001
Less: Release of uncertain tax position reserves		546	-	-	-	-
Core Net Income (non-GAAP)	(B)	$26,254	$26,837	$45,589	$59,192	$42,791
Weighted average shares outstanding for the period:
Basic	(C)	41,220,885	43,221,738	46,483,664	50,746,302	54,313,368
Diluted	(D)	41,472,106	43,419,622	47,118,457	51,523,135	54,319,835
Earnings per common share (GAAP):
Basic	(A)/(C)	$0.66	$0.37	$0.98	$1.15	$0.82
Diluted	(A)/(D)	$0.66	$0.37	$0.97	$1.14	$0.82
Core Earnings per common share (non-GAAP):
Basic	(B)/(C)	$0.64	$0.62	$0.98	$1.17	$0.79
Diluted	(B)/(D)	$0.63	$0.62	$0.97	$1.15	$0.79

Return on average assets, as presented (GAAP)	(A)/(E)	0.47%	0.29%	0.95%	1.29%	1.05%
Core return on average earning assets(non-GAAP)	(B)/(E)	0.45%	0.48%	0.95%	1.30%	1.01%
Average assets	(E)	$5,778,631	$5,559,293	$4,774,562	$4,553,712	$4,251,067

Return on average equity, as presented (GAAP)	(A)/(F)	4.71%	2.68%	7.14%	8.45%	6.55%
Core return on average earning equity(non-GAAP)	(B)/(F)	4.51%	4.47%	7.14%	8.55%	6.26%
Average equity	(F)	$582,064	$600,933	$638,267	$692,280	$683,945

HarborOne Bancorp, Inc.

		For the Years Ended
		December 31,	December 31,	December 31,	December 31,	December 31,
		2024	2023	2022	2021	2020
Efficiency Ratio
Noninterest expense, as presented (GAAP)		$130,035	$138,320	$138,906	$158,862	$165,922
Less: Amortization of other intangible assets		758	757	892	1,206	1,665
Total adjusted noninterest expense(non-GAAP)	(G)	$129,277	$137,563	$138,014	$157,656	$164,257
Less:
Goodwill impairment charge		-	10,760	-	-	-
Prepayment penalties on FHLB advances		-	-	-	1,095	-
Core noninterest expense (non-GAAP)	(H)	$129,277	$126,803	$138,014	$156,561	$164,257

Net interest and dividend income (GAAP)	(I)	$125,652	$127,271	$148,986	$131,370	$120,066
Plus: tax equivalent adjustment		1,706	916	421	-	22
Tax equivalent net interest and dividend income (non-GAAP)	(J)	127,358	128,187	149,407	131,370	120,088
Total noninterest income	(K)	46,917	41,854	57,309	100,686	138,680
Less:
Gain on sale of asset held for sale		1,809	-	-	-	-
Gain (Loss) on sale of securities		(1,041)	-	-	241	2,533
Total core noninterest income (non-GAAP)	(L)	46,149	41,854	57,309	100,445	136,147
Tax equivalent total core revenue (non-GAAP)	(M)	$173,507	$170,041	$206,716	$231,815	$256,235

Efficiency ratio (non-GAAP)	(G)/(I)+(K)	74.91%	81.34%	66.90%	67.94%	63.48%
Core efficiency ratio (non-GAAP)	(H)/(I)+(L)	75.25%	74.98%	66.90%	67.54%	64.11%
Tax equivalent efficiency ratio (non-GAAP)	(G)/(J)+(K)	74.18%	80.90%	66.77%	67.94%	63.48%
Tax equivalent core efficiency ratio (non-GAAP)	(H)/(M)	74.51%	74.57%	66.77%	67.54%	64.10%
Tangible equity and assets
Total stockholders' equity, as presented (GAAP)	(N)	$575,011	$583,759	$616,976	$679,261	$696,314
Less: Goodwill and other intangible assets		59,799	60,557	72,074	72,966	74,172
Tangible common equity(non-GAAP)	(O)	$515,212	$523,202	$544,902	$606,295	$622,142

Average stockholders' equity	(P)	$582,064	$600,933	$638,267	$692,280	$683,945
Less: Average goodwill and other intangible assets		59,888	71,296	72,178	73,078	74,361
Average tangible common equity(non-GAAP)	(Q)	$522,176	$529,637	$566,089	$619,202	$609,584

Total assets, as presented(GAAP)		$5,753,133	$5,667,896	$5,359,545	$4,553,405	$4,483,615
Less: Goodwill and other intangible assets		59,799	60,557	72,074	72,966	74,172
Tangible assets(non-GAAP)	(R)	$5,693,334	$5,607,339	$5,287,471	$4,480,439	$4,409,443

Common stock outstanding	(S)	43,723,278	45,401,224	48,961,452	52,390,478	57,205,458

Book value per share	(N)/(S)	$13.15	$12.86	$12.60	$12.97	$12.17
Tangible book value per share (non-GAAP)	(O)/(S)	$11.78	$11.52	$11.13	$11.57	$10.88
Tangible common equity/tangible assets (non-GAAP)	(O)/(R)	9.05%	9.33%	10.31%	13.53%	14.11%
Return on average tangible common equity (non-GAAP)	(A)/(Q)	5.25%	3.04%	8.05%	9.45%	7.35%
Core return on average tangible common equity (non-GAAP)	(B)/(Q)	5.03%	5.07%	8.05%	9.56%	7.02%

k

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

Brockton, Massachusetts

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of HarborOne Bancorp, Inc. (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December  31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Allowance for Credit Losses on Loans – Qualitative Factors

The allowance for credit losses (“ACL”) is an accounting estimate of expected credit losses over the contractual life of financial assets carried at amortized cost. Refer to Note 1 – Summary of Significant Accounting Policies for the Company’s accounting policy related to the ACL and Note 4 – Loans and Allowance for Credit Losses for the Company’s disclosures related to loans and the associated ACL on loans. The Company has identified the ACL as a critical accounting estimate.

Management employs a process and methodology to estimate the ACL on loans that evaluates both quantitative and qualitative factors. The methodology for evaluating quantitative factors involves pooling loans into portfolio segments for loans that share similar risk characteristics.

For pooled loans, the Company utilizes a discounted cash flow (“DCF”) methodology to estimate credit losses over the expected life of the loan. The DCF methodology combines the probability of default, the loss given default, remaining life of the loan and prepayment speed assumptions to estimate a reserve for each loan. The loss rates are adjusted by current and forecasted econometric assumptions. These quantitative loss factors are also supplemented by certain qualitative risk factors reflecting management’s view of how losses may vary from those represented by quantitative loss rates. Qualitative factors considered by management include changes in lending policies, changes in international, national, regional and local economic conditions, changes in the nature of the portfolio and volume of past due loans, changes in the experience of lending staff, changes in the quality of the Company’s loan review system, changes in the value of underlying collateral, the existence and effect of any concentrations of credit and changes in such concentrations and the effect of other external factors. Changes in these assumptions could have a material effect on the Company’s financial results.

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

The primary procedures we performed to address this critical audit matter included:

●	Testing the effectiveness of internal controls over management’s allowance for credit losses qualitative factors calculation including controls over:
o	Completeness and accuracy of the data used in the determination of the qualitative factors.
o	The mathematical accuracy of the allowance for credit loss calculation, including qualitative factors.
o	Reasonableness of judgments and significant assumptions used in the development of the qualitative factors.

●	Substantively testing management’s process to estimate the allowance for credit losses qualitative factors calculation Including testing:
o	Testing the completeness and accuracy of the data utilized in the determination of the qualitative factors.
o	Testing the mathematical accuracy of the allowance for credit loss calculation, including qualitative factors.
o	The reasonableness of management’s judgments and significant assumptions used in the development of the qualitative factors.

Crowe LLP

We have served as the Company's auditor since 2020.

New York, New York

March 6, 2025

HarborOne Bancorp, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
(in thousands, except share data)	2024	2023

Assets
Cash and due from banks	$44,090	$38,876
Short-term investments	186,981	188,474
Total cash and cash equivalents	231,071	227,350

Securities available for sale, at fair value	263,904	290,151
Securities held to maturity, at amortized cost (fair value of $19,285 and $19,262 at December 31, 2024 and 2023, respectively)	19,627	19,796
Federal Home Loan Bank stock, at cost	23,277	27,098
Asset held for sale	-	348
Loans held for sale, at fair value	36,768	19,686
Loans	4,852,499	4,750,311
Less: Allowance for credit losses on loans	(56,101)	(47,972)
Net loans	4,796,398	4,702,339
Accrued interest receivable	18,393	18,169
Mortgage servicing rights, at fair value	44,500	46,111
Property and equipment, net	46,253	48,749
Retirement plan annuities	15,698	15,170
Bank-owned life insurance	97,726	94,675
Goodwill	59,042	59,042
Intangible assets	757	1,515
Other assets	99,719	97,697
Total assets	$5,753,133	$5,667,896

Liabilities and Stockholders' Equity
Deposits:
Demand deposit accounts	$690,647	$659,973
NOW accounts	298,337	305,825
Regular savings and club accounts	895,232	1,265,315
Money market deposit accounts	1,195,209	966,201
Term certificate accounts	1,069,844	863,457
Brokered deposits	401,484	326,638
Total deposits	4,550,753	4,387,409
Borrowings	516,555	568,462
Mortgagors' escrow accounts	8,537	8,872
Accrued interest payable	6,575	5,251
Other liabilities and accrued expenses	95,702	114,143
Total liabilities	5,178,122	5,084,137

Commitments and contingencies (Notes 7, 12 and 13)

Common stock, $0.01 par value; 150,000,000 shares authorized; 60,517,573 and 60,255,288 shares issued; 43,723,278 and 45,401,224 shares outstanding at December 31, 2024 and December 31, 2023, respectively	598	598
Additional paid-in capital	489,532	486,502
Unearned compensation - ESOP	(23,947)	(25,785)
Retained earnings	373,861	359,656
Treasury stock, at cost, 16,794,295 and 14,854,064 shares at December 31, 2024 and 2023, respectively	(215,138)	(193,590)
Accumulated other comprehensive loss	(49,895)	(43,622)
Total stockholders' equity	575,011	583,759
Total liabilities and stockholders' equity	$5,753,133	$5,667,896

The accompanying notes are an integral part of these Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Income

	Year Ended December 31,
(in thousands, except share data)	2024	2023	2022

Interest and dividend income:
Interest and fees on loans	$247,459	$225,898	$162,340
Interest on loans held for sale	1,653	1,351	1,306
Interest on securities	8,147	8,118	7,590
Other interest and dividend income	14,149	8,921	694
Total interest and dividend income	271,408	244,288	171,930

Interest expense:
Interest on deposits	114,103	88,324	15,630
Interest on borrowings	31,653	25,918	5,219
Interest on subordinated debentures	-	2,775	2,095
Total interest expense	145,756	117,017	22,944

Net interest and dividend income	125,652	127,271	148,986
Provision for credit losses	8,277	5,680	5,660

Net interest and dividend income, after provision for credit losses	117,375	121,591	143,326

Noninterest income:
Mortgage banking income:
Gain on sale of mortgage loans	12,860	10,404	15,970
Changes in mortgage servicing rights fair value	(3,704)	(4,684)	5,332
Other	9,453	9,099	9,948
Total mortgage banking income	18,609	14,819	31,250
Deposit account fees	21,600	20,674	19,658
Income on retirement plan annuities	529	540	456
Gain on sale of asset held for sale	1,809	-	-
Loss on sale of securities	(1,041)	-	-
Bank-owned life insurance income	3,050	2,749	1,981
Other income	2,361	3,072	3,964
Total noninterest income	46,917	41,854	57,309

Noninterest expense:
Compensation and benefits	74,016	73,917	83,273
Occupancy and equipment	18,522	18,773	19,767
Data processing	10,191	9,771	9,170
Loan expenses	1,814	798	1,387
Marketing	3,332	3,711	3,916
Deposit expenses	2,813	1,975	2,375
Postage and printing	1,560	1,597	1,610
Professional fees	5,436	5,679	6,122
Foreclosed and repossessed assets	6	(8)	18
Deposit insurance	4,348	3,485	1,445
Goodwill impairment	-	10,760	-
Other expenses	7,997	7,862	9,823
Total noninterest expense	130,035	138,320	138,906

Income before income taxes	34,257	25,125	61,729

Income tax provision	6,850	9,048	16,140

Net income	$27,407	$16,077	$45,589

Earnings per common share:
Basic	$0.66	$0.37	$0.98
Diluted	$0.66	$0.37	$0.97
Weighted average shares outstanding:
Basic	41,220,885	43,221,738	46,483,664
Diluted	41,472,106	43,419,622	47,118,457

The accompanying notes are an integral part of these Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in thousands)	2024	2023	2022

Net income	$27,407	$16,077	$45,589
Other comprehensive income:

Unrealized gain/loss on cashflow hedge:
Unrealized holding gains	828	1,403	7,815
Reclassification adjustment for net gains included in net income	(4,883)	(4,622)	(1,164)
Net change in unrealized (losses) gains on derivatives in cashflow hedging instruments	(4,055)	(3,219)	6,651
Related tax effect	1,160	905	(1,868)
Net-of-tax amount	(2,895)	(2,314)	4,783

Unrealized gain/loss on securities available for sale:
Unrealized holding (losses) gains	(4,243)	6,249	(64,620)
Reclassification adjustment for realized losses	1,041	-	-
Net unrealized (losses) gains	(3,202)	6,249	(64,620)
Related tax effect	(45)	(410)	14,242
Net-of-tax amount	(3,247)	5,839	(50,378)

Postretirement benefit:
Adjustment of accumulated obligation for postretirement benefits	(47)	1	251
Reclassification adjustment for gains recognized in net periodic benefit cost	(84)	(66)	(42)
Net gains (losses)	(131)	(65)	209
Related tax effect	-	-	(59)
Net-of-tax amount	(131)	(65)	150

Total other comprehensive (loss) income	(6,273)	3,460	(45,445)

Comprehensive income	$21,134	$19,537	$144

The accompanying notes are an integral part of these Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

						Accumulated
	Common Stock		Additional		Treasury	Other	Unearned	Total
	Outstanding		Paid-in	Retained	Stock,	Comprehensive	Compensation	Stockholders'
(in thousands, except share data)	Shares	Amount	Capital	Earnings	at Cost	Income (Loss)	- ESOP	Equity

Balance at December 31, 2021	52,390,478	$585	$469,934	$325,699	$(85,859)	$(1,637)	$(29,461)	$679,261

Cumulative effect of change in accounting principle - ASC 326	-	-	-	(1,884)	-	-	-	(1,884)
Comprehensive income (loss)	-	-	-	45,589	-	(45,445)	-	144
Dividends declared of $0.28 per share	-	-	-	(12,966)	-	-	-	(12,966)
ESOP shares committed to be released (230,723 shares)	-	-	1,440	-	-	-	1,838	3,278
Restricted stock awards granted, net of forfeitures	94,141	-	-	-	-	-	-	-
Performance stock units vested	14,596	-	-	-	-	-	-	-
Share-based compensation expense	-	2	3,303	-	-	-	-	3,305
Stock options exercised	868,808	9	8,354	-	-	-	-	8,363
Treasury stock purchased	(4,406,571)	-	-	-	(62,525)	-	-	(62,525)

Balance at December 31, 2022	48,961,452	$596	$483,031	$356,438	$(148,384)	$(47,082)	$(27,623)	$616,976

Comprehensive income (loss)	-	-	-	16,077	-	3,460	-	19,537
Dividends declared of $0.30 per share	-	-	-	(12,859)	-	-	-	(12,859)
ESOP shares committed to be released (230,723 shares)	-	-	663	-	-	-	1,838	2,501
Restricted stock awards granted, net of forfeitures	130,921	-	-	-	-	-	-	-
Share-based compensation expense	-	2	2,166	-	-	-	-	2,168
Stock options exercised	62,840	-	642	-	-	-	-	642
Treasury stock purchased	(3,753,989)	-	-	-	(45,206)	-	-	(45,206)

Balance at December 31, 2023	45,401,224	$598	$486,502	$359,656	$(193,590)	$(43,622)	$(25,785)	$583,759

Comprehensive income (loss)	-	-	-	27,407	-	(6,273)	-	21,134
Dividends declared of $0.32 per share	-	-	-	(13,202)	-	-	-	(13,202)
ESOP shares committed to be released (230,723 shares)	-	-	826	-	-	-	1,838	2,664
Restricted stock awards granted, net of forfeitures	185,425	-	-	-	-	-	-	-
Performance stock units vested	63,860	-	-	-	-	-	-	-
Share-based compensation expense	-	-	2,071	-	-	-	-	2,071
Stock options exercised	13,000	-	133	-	-	-	-	133
Treasury stock purchased	(1,940,231)	-	-	-	(21,548)	-	-	(21,548)

Balance at December 31, 2024	43,723,278	$598	$489,532	$373,861	$(215,138)	$(49,895)	$(23,947)	$575,011

The accompanying notes are an integral part of these Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2024	2023	2022

Cash flows from operating activities:
Net income	$27,407	$16,077	$45,589
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	8,277	5,680	5,660
Net amortization of securities premiums/discounts	365	433	943
Proceeds from sale of loans	565,546	433,233	602,948
Loans originated for sale	(569,736)	(423,776)	(560,942)
Accretion of net deferred loan costs/fees and premiums	(404)	(190)	(399)
Depreciation and amortization of premises and equipment	3,734	3,843	3,924
Change in mortgage servicing rights fair value	2,718	4,684	(5,332)
Mortgage servicing rights capitalized	(1,107)	(2,657)	(4,538)
Accretion of fair value adjustment on loans and deposits, net	(525)	(366)	(1,204)
Goodwill impairment	-	10,760	-
Amortization of other intangible assets	758	757	892
Amortization of subordinated debt issuance costs	-	715	126
Loss on sale of securities, net	1,041	-	-
Net gains on mortgage loan sales, including fair value adjustments	(12,892)	(10,600)	(14,908)
Bank-owned life insurance income	(3,050)	(2,749)	(1,981)
Income on retirement plan annuities	(529)	(540)	(456)
Write-down of asset held for sale	-	-	196
Net loss on disposal of premises and equipment	-	19	41
Net gain on sale of assets held for sale	(1,809)	(305)	-
Net gain on sale and write-down of other real estate owned and repossessed assets	(5)	(9)	(30)
Bargain purchase contribution	675	-	-
Deferred income tax expense	(5,053)	(1,778)	3,162
ESOP expense	2,664	2,501	3,278
Share-based compensation expense	2,071	2,168	3,305
Decrease (increase) in operating lease ROU assets	1,927	4,068	(161)
(Decrease) increase in operating lease liabilities	(1,840)	(4,067)	220
Change in other assets	(1,304)	(192)	(20,388)
Change in other liabilities	(15,089)	15,799	8,954
Net cash provided by operating activities	3,840	53,508	68,899

Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	20,680	21,414	43,426
Purchases	(15,634)	(4,606)	(16,102)
Sales	16,584	-	-
Activity in securities held to maturity:
Maturities, prepayment and calls	176	160	-
Purchases	-	-	(19,949)
Net (purchase) redemption of FHLB stock	3,821	(7,027)	(14,140)
Proceeds on asset held for sale	1,482	874	685
Loan pool purchase	-	-	(58,311)
Participation-in loan purchases	(10,789)	(33,169)	(197,000)
Net loan originations	(91,895)	(170,145)	(688,689)
Proceeds from sale of other real estate owned and repossessed assets	115	267	327
Additions to property and equipment	(1,238)	(4,481)	(2,265)
Net cash used by investing activities	(76,698)	(196,713)	(952,018)

(continued)

The accompanying notes are an integral part of these Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2024	2023	2022

Cash flows from financing activities:
Net increase in deposits	163,344	197,806	506,725
Net change in short-term borrowed funds	(91,000)	(82,000)	385,000
Proceeds from borrowings	427,526	325,000	-
Repayment of borrowings	(388,433)	(75,213)	(40,036)
Repayment of subordinated debt	-	(35,000)	-
Net change in mortgagors' escrow accounts	(335)	(665)	1,078
Proceeds from exercise of stock options	133	642	8,363
Treasury stock purchased	(21,548)	(45,206)	(62,525)
Dividends paid	(13,108)	(12,826)	(12,188)
Net cash provided by financing activities	76,579	272,538	786,417

Net change in cash and cash equivalents	3,721	129,333	(96,702)

Cash and cash equivalents at beginning of period	227,350	98,017	194,719

Cash and cash equivalents at end of period	$231,071	$227,350	$98,017

Supplemental cash flow information:
Interest paid on deposits	$112,323	$86,538	$14,235
Interest paid on borrowed funds	31,929	28,464	6,783
Income taxes paid, net	9,843	10,975	11,674
Transfer of loans to other real estate owned and repossessed assets	51	273	297
Transfer of assets to assets held for sale	-	918	-
Dividends declared	13,202	12,859	12,966

The accompanying notes are an integral part of these Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

HarborOne Bancorp, Inc. (the “Company”) is the stock holding company of HarborOne Bank (the “Bank”), a state-chartered trust company, which in turn owns a residential mortgage banking company, HarborOne Mortgage, LLC (“HarborOne Mortgage”). The Consolidated Financial Statements include the accounts of the Company, the Company’s subsidiaries, Legion Parkway Company LLC, and HarborOne Bank; and the Bank’s wholly owned subsidiaries, HarborOne Mortgage, one security corporation subsidiary, and one passive investment subsidiary. The passive investment corporation maintains and manages certain assets of the Bank.  The security company was established for the purpose of buying, holding, and selling securities on its own behalf. All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations

The Company provides a variety of financial services to individuals and businesses through its 30 full-service bank branches in Massachusetts and Rhode Island, and a commercial lending office in each of Boston, Massachusetts and Providence, Rhode Island. HarborOne Mortgage maintains offices in, Massachusetts, Rhode Island, New Hampshire, Maine, New Jersey and Florida and originates loans in five additional states.

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

Significant Group Concentration of Credit Risk

The Company has cash and federal fund balances on deposit at correspondent banks that exceed insurable limits. The Company has not experienced any losses on such amounts. Most of the Company’s lending activities are with borrowers located within southeastern New England. The ability and willingness of residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the borrowers’ geographic area and real estate values. Note 4 provides the detail of the Company’s loan portfolio and Note 2 provides the detail of the Company’s investment portfolio. The Company does not have any significant concentrations to any one industry or customer.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

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

A debt security is placed on non-accrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. When a debt security is placed on non-accrual status, accrued interest is reversed against interest income. There were no debt securities on non-accrual status, and therefore there was no accrued interest related to debt securities reversed against interest income, for the years ended December 31, 2024 and 2023.

The Company measures expected credit losses on held-to-maturity securities on a collective basis by major security type in accordance with the CECL methodology. As of December 31, 2024, the held-to-maturity securities were U.S. government-sponsored agency obligations. These securities are guaranteed by the government sponsored agency with a long history of no credit losses. As a result, Management has determined these securities to have a zero loss expectation and therefore does not estimate an allowance for credit losses on these securities.

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

Federal Home Loan Bank Stock

The Company, as a member of the FHLB system, is required to maintain an investment in capital stock of the FHLB of Boston. Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLB

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

may declare dividends on the stock. The Company reviews FHLB stock for impairment based on the ultimate recoverability of the cost basis. As of December 31, 2024 and 2023, no impairment has been recognized.

Mortgage Loans Held for Sale

Residential mortgage loans originated with the intent to sell are classified as held-for-sale and are carried at fair value. Loan origination costs for loans held for sale that the Company accounts for under the fair value option are recognized in noninterest expense when incurred. Changes in fair value are recognized in mortgage banking income. Gains and losses on residential loan sales are recognized at the settlement date and are included in mortgage banking income. Upfront fees and costs related to mortgage loans held for sale for which the fair value option was elected are recognized in mortgage banking income as received / incurred and are not deferred.

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

When a loan is placed on non-accrual status, all interest accrued but not received is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method until qualifying for return to accrual. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero.

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

Allowance for Credit Losses on Loans

The Company has made an accounting policy election to exclude accrued interest from the amortized cost basis of loans and reports accrued interest separately in other assets in the Consolidated Balance Sheets. The Company also excludes accrued interest from

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

the estimate of credit losses. Accrued interest receivable on loans totaled $16.0 million and $15.6 million, respectively, as of December 31, 2024 and 2023, respectively.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

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

Allowance for Credit Losses on Unfunded Commitments

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

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

At December 31, 2024, the Company had no finance lease ROU assets or lease liabilities. For operating leases, total lease cost is comprised of lease expense, short-term lease cost, and variable lease cost. Lease expense includes future minimum lease payments, which are recognized on a straight-line basis over the lease term, as well as common area maintenance charges, real estate taxes, insurance and other expenses, where applicable, which are expensed as incurred. Total lease cost for operating leases is recorded in occupancy and equipment noninterest expense. See Note 13, Operating Lease Right-of-Use Assets and Liabilities, for further information.

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

Under the fair value measurement method, the Company measures servicing rights at fair value at each reporting date and reports changes in fair value of servicing assets in earnings in the period in which the changes occur and are included with changes in mortgage servicing rights fair value on the income statement. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

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

The Company uses interest rate futures to mitigate the impact of fluctuations in interest rates and interest rate volatility on the fair value of the MSRs. Changes in their fair value are reflected in current period earnings in mortgage banking income.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

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

Goodwill and Identifiable Intangible Assets

The assets (including identifiable intangible assets) and liabilities acquired in a business combination are recorded at fair value at the date of acquisition. Goodwill is recognized for the excess of the acquisition cost over the fair values of the net assets acquired and is not subsequently amortized. Identifiable intangible assets is the core deposit premium and is being amortized over their estimated lives. Management assesses the recoverability of goodwill at least on an annual basis and all intangible assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The impairment test uses a combined qualitative and quantitative approach. The initial qualitative approach assesses whether the existence of events or circumstances led to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after this assessment, the Company determines that it is more likely than not that the fair value is less than the carrying value, a quantitative impairment test is performed. The quantitative impairment test compares book value to the fair value of the reporting unit. If the carrying amount exceeds fair value, an impairment charge is recorded through earnings. Management has identified two reporting units for purposes of testing goodwill for impairment. The Company’s reporting units are the same as the segments used for segment reporting - the Bank, including one security corporation and one passive investment company, and HarborOne Mortgage.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Recent Accounting Pronouncements

ASU 2023-07, “Segment Reporting: Improvements to Reportable Segment Disclosures.” ASU 2023-07 requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. Public entities are required to disclose significant expense categories and amounts for each reportable segment.  Significant expense categories are derived from expenses that are regularly reported to an entity’s CODM and included in a segment’s reported measures of profit or loss.  Public entities are also required to disclose the title and position of the CODM and explain how the CODM uses the reported measures of profit or loss to assess segment performance. The ASU requires interim disclosures of certain segment-related disclosures that previously were only required annually. The ASU was effective for us December 31, 2024, and interim periods beginning after December 15, 2024. The adoption of the ASU did not have a material impact on the Company’s consolidated financial position or results of operations.

ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires public business entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if items meet a quantitative threshold. ASU 2023-09 also requires all entities to disclose income taxes paid, net of refunds, disaggregated by federal, state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold, among other things. ASU 2023-09 is effective for us in 2025 and is not expected to have a significant impact on our financial statements.

ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires disaggregated disclosure of income statement expenses for public business entities. ASU 2024-03 requires new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense caption. The prescribed categories include, among other things, employee compensation, depreciation, and intangible asset amortization. Additionally, entities must disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. ASU 2024-03 is effective for us, on a prospective basis, for annual periods beginning in 2027, and interim periods within fiscal years beginning in 2028, though early adoption and retrospective application is permitted. ASU 2024-03 is not expected to have a significant impact on our financial statements.

2.	DEBT SECURITIES

The amortized cost and fair value of securities with gross unrealized gains and losses is as follows:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value

	(in thousands)

December 31, 2024:
Securities available for sale
U.S. government and government-sponsored enterprise obligations	$42,143	$-	$6,480	$-	$35,663
U.S. government agency and government-sponsored residential mortgage-backed securities	283,523	43	58,569	-	224,997
SBA asset-backed securities	1,446	-	64	-	1,382
Corporate bonds	2,000	13	151	-	1,862
Total securities available for sale	$329,112	$56	$65,264	$-	$263,904

Securities held to maturity
U.S. government and government-sponsored enterprise obligations	$15,000	$-	$228	$-	$14,772
SBA asset-backed securities	4,627	-	114	-	4,513
Total securities held to maturity	$19,627	$-	$342	$-	$19,285

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value

	(in thousands)

December 31, 2023:
Securities available for sale
U.S. government and government-sponsored enterprise obligations	$47,143	$-	$6,961	$-	$40,182
U.S. government agency and government-sponsored residential mortgage-backed securities	300,277	3	54,683	-	245,597
U.S. government-sponsored collateralized mortgage obligations	1,852	-	70	-	1,782
SBA asset-backed securities	1,885	-	107	-	1,778
Corporate bonds	1,000	-	188	-	812
Total securities available for sale	$352,157	$3	$62,009	$-	$290,151

Securities held to maturity
U.S. government and government-sponsored enterprise obligations	$15,000	$-	$438	$-	$14,562
SBA asset-backed securities	4,796	-	96	-	4,700
Total securities held to maturity	$19,796	$-	$534	$-	$19,262

Accrued interest receivable is excluded from the amortized cost basis of debt securities. Accrued interest receivable totaled $958,000 and $940,000 as of December 31, 2024 and 2023, respectively.  At December 31, 2024, available-for-sale debt securities with a fair value of $260.7 million and held-to-maturity securities with a fair value of $14.8 million were pledged as collateral to provide borrowing capacity through the Federal Reserve’s Discount Window.

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2024 is as follows:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(in thousands)

After 1 year through 5 years	$17,643	$15,693	$15,000	$14,772
After 5 years through 10 years	26,500	21,832	-	-
Over 10 years	-	-	-	-
	44,143	37,525	15,000	14,772

U.S. government agency and government-sponsored residential mortgage-backed securities	283,523	224,997	-	-
SBA asset-backed securities	1,446	1,382	4,627	4,513

Total	$329,112	$263,904	$19,627	$19,285

U.S. government-sponsored residential mortgage-backed securities and securities whose underlying assets are loans from the SBA have stated maturities of 2 to 30 years; however, it is expected that such securities will have shorter actual lives due to prepayments. U.S. government and GSE obligations and corporate bonds are callable at the discretion of the issuer. The U.S. government and GSE obligations and corporate bonds with a total fair value of $52.3 million have a final maturity of two to seven years and a call feature of one month to two years. At December 31, 2024 and 2023, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholder equity.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The following table shows proceeds and gross realized gains and losses related to the sales and calls of securities for the periods indicated:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)

Sales
Proceeds	$16,584	$-	$-
Gross gains	-	-	-
Gross losses	1,041	-	-

Information pertaining to securities with gross unrealized losses at December 31, 2024 and December 31, 2023 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months		Twelve Months and Over
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

	(in thousands)

December 31, 2024:
Securities available for sale

U.S. government and government-sponsored enterprise obligations	$-	$-	$6,480	$35,663
U.S. government agency and government-sponsored residential mortgage-backed securities	31	9,346	58,538	206,308
SBA asset-backed securities	-	-	64	1,382
Corporate bonds	-	-	151	849
	$31	$9,346	$65,233	$244,202

Securities held to maturity

U.S. government and government-sponsored enterprise obligations	$-	$-	228	14,772
SBA asset-backed securities	114	4,512	-	-
	$114	$4,512	$228	$14,772

December 31, 2023:
Securities available for sale

U.S. government and government-sponsored enterprise obligations	$-	$-	$6,961	$40,182
U.S. government agency and government-sponsored residential mortgage-backed securities	-	-	54,683	240,955
U.S. government-sponsored collateralized mortgage obligations	-	-	70	1,782
SBA asset-backed securities	-	-	107	1,778
Corporate bonds	-	-	188	812
	$-	$-	$62,009	$285,509

Securities held to maturity

U.S. government and government-sponsored enterprise obligations	$-	$-	438	14,562
SBA asset-backed securities	96	4,700	-	-
	$96	$4,700	$438	$14,562

Management assesses the decline in fair value of investment securities on a regular basis. Unrealized losses on debt securities may occur from current market conditions, increases in interest rates since the time of purchase, a structural change in an investment,

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

volatility of earnings of a specific issuer, or deterioration in credit quality of the issuer. Management evaluates both qualitative and quantitative factors to assess whether an impairment exists.

As of December 31, 2024, the Company’s security portfolio consisted of 112 debt securities, 105 of which were in an unrealized loss position. The unrealized losses are primarily related to the Company’s debt securities that were issued by U.S. government-sponsored enterprises and agencies. The Company does not believe that the debt securities that were in an unrealized loss position as of December 31, 2024 represent a credit loss impairment. As of December 31, 2024 and December 31, 2023, the gross unrealized loss positions were primarily related to mortgage-backed securities and other obligations issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Total gross unrealized losses were primarily attributable to changes in interest rates relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.

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

Management expects to recover the entire amortized cost basis of the available-for-sale debt securities with an unrealized loss. Furthermore, the Company does not intend to sell these securities, and it is unlikely that the Company will be required to sell these securities, before recovery of their cost basis, which may be at maturity. Therefore, no ACL was recorded at December 31, 2024.

As of December 31, 2024, the held-to-maturity securities were U.S. government sponsored agency obligations. These securities are guaranteed by the government sponsored agency with a long history of no credit losses and Management has determined these securities to have a zero loss expectation and therefore does not estimate an ACL on these securities.

3.	LOANS HELD FOR SALE

The following table provides the fair value and contractual principal balance outstanding of loans held for sale accounted for under the fair value option:

	December 31,	December 31,
	2024	2023

	(in thousands)

Loans held for sale, fair value	$36,768	$19,686
Loans held for sale, contractual principal outstanding	36,205	19,155
Fair value less unpaid principal balance	$563	$531

The Company has elected the fair value option for mortgage loans held for sale to better match changes in the fair value of the loans with changes in the fair value of the forward sale commitment contracts used to economically hedge them. Changes in fair value of mortgage loans held for sale accounted for under the fair value option election amounted to an increase of $32,000 in the year ended December 31, 2024 to $563,000, compared to an increase of $195,000 in the year ended December 31, 2023. These amounts are offset in earnings by the changes in fair value of forward sale commitments. The changes in fair value are reported as a component of gain on sale of mortgage loans in the Consolidated Statements of Income.

At December 31, 2024 and 2023, there were no loans held for sale that were greater than 90 days past due.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

4.	LOANS AND ALLOWANCE FOR CREDIT LOSSES

A summary of the balances of loans follows:

	December 31,	December 31,
	2024	2023

	(in thousands)

Commercial:
Commercial real estate	$2,280,309	$2,343,675
Commercial construction	252,691	208,443
Commercial and industrial	594,453	466,443
Total commercial loans	3,127,453	3,018,561

Residential real estate:
One- to four-family	1,506,571	1,513,554
Second mortgages and equity lines of credit	189,598	177,135
Residential real estate construction	11,307	18,132
Total residential real estate loans	1,707,476	1,708,821

Consumer loans:
Auto	8,550	13,603
Personal	8,940	8,433
Total consumer loans	17,490	22,036

Total loans before basis adjustment	4,852,419	4,749,418
Basis adjustment associated with fair value hedge (1)	80	893
Total loans	4,852,499	4,750,311
Allowance for credit losses on loans	(56,101)	(47,972)
Loans, net	$4,796,398	$4,702,339

(1) Represents the basis adjustment associated with the application of hedge accounting on certain loans. Refer to Note 10 - Derivatives.

The net unamortized deferred loan origination fees and costs included in total loans and leases were $8.8 million and $8.5 million as of December 31, 2024 and 2023, respectively.

The Company has transferred a portion of its originated commercial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying Consolidated Balance Sheets. The Company and participating lenders share ratably in cash flows and any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At December 31, 2024 and 2023, the Company was servicing loans for participants in the aggregate amount of $431.4 million and $413.0 million, respectively.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The following table presents the activity in the ACL on loans for the years ended December 31, 2024, 2023, and 2022:

					Second
					Mortgages
			Commercial		and	Residential
	Commercial	Commercial	and	One-to-Four-	Equity Lines	Real Estate
	Real Estate	Construction	Industrial	Family	Credit	Construction	Consumer	Unallocated	Total

	(in thousands)

Balance at December 31, 2021	$33,242	$2,010	$4,638	$3,631	$420	$69	$367	$1,000	$45,377
Adoption of Topic 326	(10,194)	1,698	2,288	5,198	391	185	123	(1,000)	(1,311)
Charge-offs	(4,964)	-	(253)	-	-	-	(76)	-	(5,293)
Recoveries	38	-	1,563	2	117	-	79	-	1,799
Provision	2,235	937	(1,000)	2,701	(4)	26	(231)	-	4,664
Balance at December 31, 2022	$20,357	$4,645	$7,236	$11,532	$924	$280	$262	$-	$45,236
Charge-offs	(4,171)	-	(166)	-	-	-	(89)	-	(4,426)
Recoveries	4	-	309	1	88	-	71	-	473
Provision	5,098	179	728	568	(48)	138	26	-	6,689
Balance at December 31, 2023	$21,288	$4,824	$8,107	$12,101	$964	$418	$270	$-	$47,972
Charge-offs	-	-	(628)	-	-	-	(154)	-	(782)
Recoveries	103	40	59	2	7	-	11	-	222
Provision	9,373	(607)	3,162	(3,383)	377	(232)	(1)	-	8,689
Balance at December 31, 2024	$30,764	$4,257	$10,700	$8,720	$1,348	$186	$126	$-	$56,101

Individually analyzed loans include non-accrual loans and certain other loans based on the underlying risk characteristics and the discretion of Management to individually analyze such loans. As of December 31, 2024, the carrying value of individually analyzed loans amounted to $87.2 million, with a related allowance of $7.8 million and $67.2 million were considered collateral-dependent.  As of December 31, 2023, the carrying value of individually analyzed loans amounted to $17.5 million, with a related allowance of $108,000, and $17.3 million were considered collateral-dependent.

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

The following table presents the carrying value of collateral-dependent individually analyzed loans as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
		Related		Related
	Carrying Value	Allowance	Carrying Value	Allowance

	(in thousands)

Commercial:
Commercial real estate	$44,983	$5,426	$7,416	$5
Commercial and industrial	11,935	560	1,793	101
Commercial construction	-	-	-	-
Total Commercial	56,918	5,986	9,209	106
Residential real estate	10,321	-	8,054	-
Total	$67,239	$5,986	$17,263	$106

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The following is a summary of past due and non-accrual loans at December 31, 2024 and 2023:

			90 Days
	30-59 Days	60-89 Days	or More	Total	Loans on
	Past Due	Past Due	Past Due	Past Due	Non-accrual

	(in thousands)

December 31, 2024
Commercial real estate	$3,803	$40	$-	$3,843	$16,836
Commercial construction	-	-	-	-	-
Commercial and industrial	8,273	684	1,269	10,226	2,204
Residential real estate:
One- to four-family	8,589	7,014	6,670	22,273	9,545
Construction	-	-	-	-	-
Second mortgages and equity lines of credit	466	312	183	961	864
Consumer:
Auto	52	10	-	62	-
Personal	42	16	4	62	14
Total	$21,225	$8,076	$8,126	$37,427	$29,463

December 31, 2023
Commercial real estate	$-	$-	$5,751	$5,751	$7,416
Commercial construction	-	-	-	-	-
Commercial and industrial	247	166	1,332	1,745	1,791
Residential real estate:
One- to four-family	4,704	2,413	4,418	11,535	7,785
Second mortgages and equity lines of credit	164	130	57	351	473
Consumer:
Auto	96	69	4	169	4
Personal	16	5	31	52	44
Total	$5,227	$2,783	$11,593	$19,603	$17,513

At December 31, 2024 and 2023, there were no loans past due 90 days or more and still accruing.

At December 31, 2024 and 2023, there were no foreclosed assets. Repossessed assets were automobiles with a total recorded value of $10,000 and $69,000, respectively. All foreclosed and repossessed assets are held for sale. Residential mortgage loans in the process of foreclosure totaled $4.0 million and $2.1 million as of December 31, 2024 and 2023, respectively, and are reported in loans.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The following table presents the amortized cost basis of loans at December 31, 2024 that were both experiencing financial difficulty and modified during the year ended December 31, 2024, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

	Year Ended December 31, 2024
			Combination Term	Total Class
	Term	Interest Rate	Extension Interest Rate	of Financing
	Extension	Reduction	Reduction	Receivable

	(in thousands)
Commercial real estate	$-	$15,277	$-	0.67%
Commercial and industrial	52	-	-	0.01%
Residential real estate	-	-	106	0.01%

Total	$52	$15,277	$106

The financial effect of the modifications to loans in the commercial real estate category was a reduced weighted-average contractual rate from 5.6% to 4%, and the financial effect of the modification to the loan in the commercial and industrial category was an additional 7.7 years to the life of the loan. The financial effect of the modification in the residential real estate category was a reduction in the contractual rate from 5.25% to 3.50% and an additional 31 years to the life of the loan. There were no material loan modifications based on borrower financial difficulty during the year ended December 31, 2023.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.  As of December 31, 2024, modified loans to borrowers experiencing financial difficulty had a current payment status. During the year ended December 31, 2024, there were no loans to borrowers experiencing financial difficulty that had a payment default  and were modified in the twelve months prior to that default. Default is determined at 90 or more days past due, upon charge-off, or upon foreclosure.  Modified loans in default are individually evaluated for the allowance for credit losses or if the modified loan is deemed uncollectible, the loan, or a portion of the loan, is written off, and the allowance for credit losses is adjusted accordingly.

Credit Quality Information

Commercial real estate, commercial construction and commercial and industrial loans are rated using a ten-grade internal loan rating system:

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

Loans rated 9 are considered “doubtful.” Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses, on the basis of currently existing facts, make the collection in full by payment or liquidation, highly questionable and improbable.

Loans rated 10 are considered “uncollectible” (loss), and of such little value that their continuance as loans is not warranted.

On an annual basis, or more often if needed, the Company formally reviews on a risk adjusted basis, the ratings on substantially all commercial real estate, construction and commercial and industrial loans. Semi-annually, the Company engages an independent third party to review a significant portion of loans within these segments. Management uses the results of these reviews as part of its annual

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

review process. The credit quality of residential real estate, residential construction, and consumer installment portfolios is evaluated monthly primarily through the use of delinquency reports.

The following table summarizes the Company’s loan portfolio by credit quality indicator and loan portfolio segment as of December 31, 2024:

								Revolving
							Revolving	Loans
							Loans	Converted
	Term Loans at Amortized Cost by Origination Year						Amortized	to Term
	2024	2023	2022	2021	2020	Prior	Cost	Loans	Total

	(in thousands)

As of December 31, 2024

Commercial real estate
Pass	$82,833	$162,401	$743,173	$433,482	$190,543	$525,120	$-	$-	$2,137,552
Special mention	-	6,872	39,614	7,539	12,077	12,149	-	-	78,251
Substandard	-	6,598	44,191	-	-	13,717	-	-	64,506
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate	82,833	175,871	826,978	441,021	202,620	550,986	-	-	2,280,309
YTD gross charge-offs	-	-	-	-	-	-	-	-	-

Commercial and industrial
Pass	80,926	78,767	72,636	82,638	63,043	93,493	104,897	-	576,400
Special mention	5	-	1,703	-	-	1,279	2,783	-	5,770
Substandard	-	178	2,874	3,844	-	3,841	260	-	10,997
Doubtful	-	-	-	-	-	1,237	49	-	1,286
Total commercial and industrial	80,931	78,945	77,213	86,482	63,043	99,850	107,989	-	594,453
YTD gross charge-offs	69	26	303	122	74	34	-	-	628

Commercial construction
Pass	31,074	45,739	82,447	73,657	-	-	1,972	-	234,889
Special mention	-	-	17,802	-	-	-	-	-	17,802
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial construction	31,074	45,739	100,249	73,657	-	-	1,972	-	252,691
YTD gross charge-offs	-	-	-	-	-	-	-	-	-

Residential real estate
Accrual	85,268	125,741	413,118	452,081	192,734	246,206	179,516	2,403	1,697,067
Non-accrual	-	-	469	673	113	8,572	577	5	10,409
Total residential real estate	85,268	125,741	413,587	452,754	192,847	254,778	180,093	2,408	1,707,476
YTD gross charge-offs	-	-	-	-	-	-	-	-	-

Consumer
Accrual	7,134	4,040	3,186	1,113	279	720	1,004	-	17,476
Non-accrual	3	-	11	-	-	-	-	-	14
Total Consumer	7,137	4,040	3,197	1,113	279	720	1,004	-	17,490
YTD gross charge-offs	-	63	35	25	10	21	-	-	154

Total loans before basis adjustment	$287,243	$430,336	$1,421,224	$1,055,027	$458,789	$906,334	$291,058	$2,408	$4,852,419
Total YTD gross charge-offs	$69	$89	$338	$147	$84	$55	$-	$-	$782

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The following table summarizes the Company’s loan portfolio by credit quality indicator and loan portfolio segment as of December 31, 2023:

								Revolving
							Revolving	Loans
							Loans	Converted
	Term Loans at Amortized Cost by Origination Year						Amortized	to Term
	2023	2022	2021	2020	2019	Prior	Cost	Loans	Total

	(in thousands)

As of December 31, 2023

Commercial real estate
Pass	$152,047	$828,335	$455,996	$234,585	$233,713	$405,103	$-	$-	$2,309,779
Special mention	-	10,971	-	4,300	8,977	2,232	-	-	26,480
Substandard	-	-	-	-	-	1,670	-	-	1,670
Doubtful	-	-	-	-	-	5,746	-	-	5,746
Total commercial real estate	152,047	839,306	455,996	238,885	242,690	414,751	-	-	2,343,675
YTD gross charge-offs	-	-	-	-	-	4,171	-	-	4,171

Commercial and industrial
Pass	73,240	52,190	94,570	70,565	22,988	75,493	74,125	-	463,171
Special mention	-	454	4	23	2	948	50	-	1,481
Substandard	-	52	8	-	-	367	18	-	445
Doubtful	-	-	-	-	-	1,297	49	-	1,346
Total commercial and industrial	73,240	52,696	94,582	70,588	22,990	78,105	74,242	-	466,443
YTD gross charge-offs	24	113	14	5	8	2	-	-	166

Commercial construction
Pass	35,181	109,291	60,113	843	-	-	425	-	205,853
Special mention	-	2,590	-	-	-	-	-	-	2,590
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial construction	35,181	111,881	60,113	843	-	-	425	-	208,443
YTD gross charge-offs	-	-	-	-	-	-	-	-	-

Residential real estate
Accrual	138,541	434,421	480,010	202,118	38,675	239,185	166,144	1,469	1,700,563
Non-accrual	-	-	-	127	956	6,959	216	-	8,258
Total residential real estate	138,541	434,421	480,010	202,245	39,631	246,144	166,360	1,469	1,708,821
YTD gross charge-offs	-	-	-	-	-	-	-	-	-

Consumer
Accrual	8,218	5,366	2,254	1,021	3,135	963	1,031	-	21,988
Non-accrual	14	18	5	-	2	4	5	-	48
Total Consumer	8,232	5,384	2,259	1,021	3,137	967	1,036	-	22,036
YTD gross charge-offs	7	16	4	15	18	29	-	-	89

Total loans before basis adjustment	$407,241	$1,443,688	$1,092,960	$513,582	$308,448	$739,967	$242,063	$1,469	$4,749,418
Total YTD gross charge-offs	$31	$129	$18	$20	$26	$4,202	$-	$-	$4,426

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

5.MORTGAGE LOAN SERVICING

The Company sells residential mortgages to government-sponsored entities and other parties. The Company retains no beneficial interests in these loans but may retain the servicing rights of the loans sold. Mortgage loans serviced for others are not included in the accompanying Consolidated Balance Sheets. The risks inherent in MSRs relate primarily to changes in prepayments that generally result from shifts in mortgage interest rates. The unpaid principal balances of mortgage loans serviced for others were $3.36 billion and $3.56 billion as of December 31, 2024 and 2023, respectively.

The Company accounts for MSRs at fair value. The Company obtains and reviews valuations from an independent third party to determine the fair value of MSRs. Key assumptions used in the estimation of fair value include prepayment speeds, discount rates, and default rates. At December 31, 2024 and 2023, the following weighted average assumptions were used in the calculation of fair value of MSRs:

	December 31,	December 31,
	2024	2023
Prepayment speed	7.67%	7.60%
Discount rate	9.97	9.81
Default rate	1.83	2.27

The following summarizes changes to MSRs for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022

Balance, beginning of period	$46,111	$48,138	$38,268
Additions	1,107	2,657	4,538
Changes in fair value due to:
Reductions from loans paid off during the period	(2,176)	(1,981)	(2,921)
Changes in valuation inputs or assumptions	(542)	(2,703)	8,253
Balance, end of period	$44,500	$46,111	$48,138

For the years ended December 31, 2024, 2023 and 2022, contractually specified servicing fees, net of subservicing expense, included in other mortgage banking income amounted to $7.8 million, $7.8 million, and $8.1 million respectively.

6.	PROPERTY AND EQUIPMENT

A summary of the cost and accumulated depreciation of property and equipment follows:

	December 31,
	2024	2023

	(in thousands)

Land	$12,053	$12,053
Buildings and leasehold improvements	49,615	49,355
Furniture, equipment and vehicles	18,401	18,762
Fixed assets in process	14	408
	80,083	80,578
Less accumulated depreciation and amortization	(33,830)	(31,829)
Property and equipment, net	$46,253	$48,749

Depreciation and amortization expense amounted to $3.7 million, $3.8 million and $3.9 million for the years ended December 31, 2024, 2023 and 2022, respectively. During the year ended December 31, 2023, the land and a building of two properties with a total net book value of $966,000 were transferred to assets held for sale. Both properties were sold, one in 2024 with a recognized gain of $1.8 million and one in 2023 with a recognized gain of $305,000. At December 31, 2024 and 2023, fixed assets in process represents building improvements and equipment not placed in service.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

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

As of December 31, 2024 and 2023 the carrying value of goodwill at the Bank was $59.0 million. In connection with the Company’s annual goodwill impairment test as of October 31, 2024, management tested goodwill for the Bank, utilizing a qualitative impairment test. The Company determined that it was more likely than not that the estimated fair value of the Bank reporting unit exceeded its carrying value as of October 31, 2024. Even though the Company determined that there was no goodwill impairment, a sustained decline in the value of its stock price as well as values of other financial institutions, declines in revenue for the Company beyond our current forecasts, or significant adverse changes in the operating environment for the financial industry may result in a future impairment charge.

For the year ended December 31, 2023 the Company recorded $10.8 million of goodwill impairment for HarborOne Mortgage, representing 100% of the goodwill balance for the HarborOne Mortgage reporting unit.

Core Deposit Intangible

The Company’s change in the gross amount of core deposit intangibles and the related accumulated amortization consisted of the following:

	December 31,
	2024	2023

	(in thousands)
Gross amount of CDI:
Balance, beginning of period	$8,952	$8,952
Additions due to acquisitions	-	-
Balance, end of period	8,952	8,952
Accumulated amortization:
Balance, beginning of period	(7,437)	(6,680)
Amortization	(758)	(757)
Balance, end of period	(8,195)	(7,437)
Net CDI, end of period	$757	$1,515

The estimated aggregate amortization expense related to the Company’s core deposit intangible assets is $757,000 and it will fully amortize in 2025. The weighted average original amortization period was 7.3 years.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

8.	DEPOSITS

A summary of deposit balances, by type, is as follows:

	December 31,	December 31,
	2024	2023

	(in thousands)

NOW and demand deposit accounts	$988,984	$965,798
Regular savings and club accounts	895,232	1,265,315
Money market deposit accounts	1,195,209	966,201
Total non-certificate accounts	3,079,425	3,197,314

Term certificate accounts greater than $250,000	303,334	240,702
Term certificate accounts less than or equal to $250,000	766,510	622,755
Brokered deposits	401,484	326,638
Total certificate accounts	1,471,328	1,190,095
Total deposits	$4,550,753	$4,387,409

Total municipal deposits included in the table amounted to $519.5 million and $471.8 million at December 31, 2024 and 2023, respectively. Municipal deposits are generally required to be fully insured. The Company provides supplemental insurance for municipal deposits through a reciprocal deposit program and letters of credit offered by the FHLB. DIF was exited February 24, 2023 and provided coverage until February 24, 2024 on deposits that existed at the exit date. The Company has established a relationship to participate in a reciprocal deposit program with other financial institutions. The reciprocal deposit program provides access to FDIC-insured deposit products in aggregate amounts exceeding the current limits for depositors. At December 31, 2024 and 2023, total reciprocal deposits were $376.3 million and $209.4 million, respectively, consisting primarily of non-certificate accounts.

A summary of certificate accounts by maturity at December 31, 2024 is as follows:

		Weighted
		Average
	Amount	Rate

	(dollars in thousands)

Within 1 year	$1,284,802	4.63%
Over 1 year to 2 years	155,744	4.27
Over 2 years to 3 years	27,401	4.15
Over 3 years to 4 years	1,893	3.44
Over 4 years to 5 years	1,488	3.48
Total certificate deposits	$1,471,328	4.58%

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

9.BORROWINGS

Borrowed funds at December 31, 2024 and 2023 consist of FHLB advances. Short-term advances were $212.0 million, with a weighted average rate of 4.50%, and $303.0 million, with a weighted average rate of 5.53%, at December 31, 2024 and 2023, respectively. Long-term advances are summarized by maturity date below:

	December 31, 2024			December 31, 2023
	Amount by		Weighted	Amount by		Weighted
	Scheduled	Amount by	Average	Scheduled	Amount by	Average
	Maturity*	Call Date (1)	Rate (2)	Maturity*	Call Date (1)	Rate (2)

	(dollars in thousands)

Year ending December 31:
2024	$-	$-	-%	$13,400	163,400	1.39%
2025	60,987	230,987	4.32	90,987	60,987	4.31
2026	75,000	40,000	4.39	110,000	40,000	4.20
2027	85,000	-	4.17	10,000	—	3.72
2028	59,198	19,198	4.04	40,000	—	3.86
2029	23,128	13,128	4.06	-	—	-
2030 and thereafter	1,242	1,242	1.68	1,075	1,075	2.00
	$304,555	$304,555	4.21%	$265,462	$265,462	4.02%

* Includes an amortizing advance requiring monthly principal and interest payments.

(1) Callable FHLB advances are shown in the respective periods assuming that the callable debt is redeemed at the call date, while all other advances are shown in the periods corresponding to their scheduled maturity date. There were nine callable advances at December 31, 2024.

(2) Weighted average rates are based on scheduled maturity dates.

The FHLB advances are secured by a blanket security agreement which requires the Bank to maintain certain qualifying assets as collateral, principally residential mortgage loans and commercial real estate loans held in the Bank’s portfolio. The carrying value of the loans pledged as collateral for these borrowings totaled $2.16 billion and $2.02 billion at December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company had $656.2 million of available borrowing capacity with the FHLB. Certain municipal deposits require collateralization that is provided by FHLB Letters of Credit. At December 31, 2024 there were $240.6 million in outstanding Letters of Credit.

The Federal Reserve Discount Window extends credit based on eligible collateral. At December 31, 2024, the Bank had $630.1 million of borrowing capacity at the FRBB secured by pledged loans and securities whose collateral value was $364.1 million and $266.0 million, respectively. At December 31, 2024, there was no balance outstanding. The Company also has additional borrowing capacity under a $25.0 million unsecured federal funds line with a correspondent bank.

On December 1, 2023, the Company fully redeemed its 5.625% Fixed-to-Floating Rate Subordinated Notes due September 1, 2028 and expensed the remaining unamortized issuance costs. Amortization of issuance costs was $0, $715,000, and $126,000 for the years ended December 31, 2024, 2023 and 2022, respectively.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

10.	INCOME TAXES

Allocation of the federal and state income taxes between current and deferred portions for the years ended December 31, 2024, 2023 and 2022 are as follows:

	2024	2023	2022

	(in thousands)
Current tax provision:
Federal	$8,455	$7,264	$8,962
State	3,448	3,562	4,016
	11,903	10,826	12,978
Deferred tax provision(benefit):
Federal	(3,583)	(1,255)	2,000
State	(1,470)	(523)	1,162
	(5,053)	(1,778)	3,162
Income tax provision	$6,850	$9,048	$16,140

The reasons for the differences between the statutory federal income tax and the actual income tax provision for the years ended December 31, 2024, 2023 and 2022 are summarized as follows:

	2024	2023	2022

	(dollars in thousands)

Statutory tax rate	21%	21%	21%
Statutory tax provision	$7,194	$5,276	$12,963
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	1,564	2,401	4,092
Bank-owned life insurance	(640)	(236)	(416)
Employee stock ownership plan expenses	173	139	303
Tax-exempt income	(756)	(503)	(932)
Goodwill impairment	-	2,260	-
Net addition (reduction) in uncertain federal tax positions	(541)	6	(115)
Amended return benefit	(508)	-	-
Other, net	364	(295)	245
Income tax provision	$6,850	$9,048	$16,140

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The deferred tax asset is included in Other Assets on the Consolidated Balance Sheet. The tax effects of each item that give rise to deferred taxes at December 31, 2024 and 2023 are as follows:

	2024	2023

	(in thousands)

Deferred tax assets:
Allowance for credit losses	$16,743	$14,851
Employee benefit plans	6,280	6,479
Mark-to-market loans	733	899
Accrued expenses not deducted for tax purposes	754	832
HarborOne Mortgage loan repurchase reserve	835	852
Net unrealized loss on securities available for sale	14,534	14,550
Operating lease liability	6,371	7,019
Other	949	519
	47,199	46,001
Deferred tax liabilities:
Derivatives	(331)	(2,457)
Deferred income annuities	(596)	(1,370)
Depreciation and amortization	(1,077)	(1,470)
Deferred loan fees	(4,351)	(4,445)
Mortgage servicing rights	(12,499)	(13,201)
Right of use asset	(5,884)	(6,547)
Core deposit intangible	(213)	(433)
Other	-	-
	(24,951)	(29,923)
Net deferred tax asset	$22,248	$16,078

A summary of the change in the net deferred tax asset (liability) for the years ended December 31, 2024, 2023 and 2022 is as follows:

	2024	2023	2022

	(in thousands)

Balance at beginning of year	$16,078	$13,872	$3,975
Deferred tax (provision) benefit	5,053	1,778	(3,162)
Adoption of CECL	-	-	736
Change in directors' retirement plan	-	-	(59)
Change in cash flow hedge	1,133	923	(1,862)
Change in securities available for sale	(16)	(495)	14,244
Balance at end of year	$22,248	$16,078	$13,872

The Company’s income tax returns are subject to review and examination by federal and state taxing authorities. The Company is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service (“IRS”) and the state taxing authorities for the years ended December 31, 2021 through 2024.

During 2024, tax benefits were recorded on the Company’s financial statements to reflect the income tax benefit for tax-exempt interest not previously recognized and amounts owed related to an Employee Retention Tax Credit refund claim. Amended tax returns are being filed for 2020 through 2022 to reflect this net impact of these changes. The tax benefit is approximately $508,000. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2024	2023	2022

	(in thousands)

Balance at beginning of year	$610	$599	$655
Additions based on tax positions related to current year	-	-	-
Additions for tax positions for prior years	5	142	244
Reductions for tax positions for prior years	(546)	(131)	(300)
Settlements	-	-	-
Balance at end of year	$69	$610	$599

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The balance of unrecognized tax benefits, the amount of related interest accrued and what Management believes to be the range of reasonably possible changes in the next 12 months, are:

Unrecognized tax benefits	$59
Accrued interest on unrecognized tax benefits	10
Portion that, if recognized, would reduce tax expense and effective tax rate	69
Reasonably possible reduction to the balance of unrecognized tax in subsequent year	69
Portion that, if recognized, would reduce tax expense and effective tax rate	69

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

11.	OTHER COMMITMENTS AND CONTINGENCIES

ACL on Unfunded Commitments

The ACL on unfunded commitments amounted to $3.5 million and $3.9 million at December 31, 2024 and 2023, respectively. The activity in the ACL on unfunded commitments for the years ended December 31, 2024 and 2023 is presented below:

	Commercial	Commercial	Commercial	Residential
	Real Estate	Construction	and Industrial	Real Estate	Consumer	Total

	(in thousands)
Balance at December 31, 2021	$-	$-	$-	$-	$-	$-
Adoption of Topic 326	380	2,561	658	318	14	3,931
Provision	248	518	212	18	-	996
Balance at December 31, 2022	$628	$3,079	$870	$336	$14	$4,927
Provision	(217)	(728)	12	(82)	6	(1,009)
Balance at December 31, 2023	$411	$2,351	$882	$254	$20	$3,918
Provision	536	(953)	(89)	105	(11)	(412)
Balance at December 31, 2024	$947	$1,398	$793	$359	$9	$3,506

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The following off-balance sheet financial instruments were outstanding at December 31, 2024 and 2023. The contract amounts represent credit risk.

	December 31,	December 31,
	2024	2023

	(in thousands)

Commitments to grant residential real estate loans-HarborOne Mortgage	$38,929	$35,029
Commitments to grant other loans	25,191	48,547
Unadvanced funds on home equity lines of credit	281,890	260,376
Unadvanced funds on revolving lines of credit	270,735	306,943
Unadvanced funds on construction loans	166,726	210,829

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

Reserve for Residential Mortgage Loan Repurchase Losses

The Company sells residential mortgage loans on a “whole-loan” basis to Fannie Mae and Freddie Mac, and to non-agency investors. These loan sales occur under industry standard contractual provisions that include various representations and warranties, which typically cover ownership of the loan, compliance with loan criteria set forth in the applicable agreement, validity of the lien securing the loan and other similar matters. The Company may be required to repurchase certain loans sold with identified defects, indemnify the investor, or reimburse the investor for any credit losses incurred. The Company establishes mortgage repurchase reserves related to various representations and warranties that reflect Management’s estimate for which we have a repurchase obligation. The reserves are established by a charge to loan expenses in our Consolidated Statements of Income. At December 31, 2024 and 2023, this reserve totaled $3.0 million and $3.0 million, respectively, and it is included in other liabilities and accrued expenses on the Consolidated Balance Sheets.

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

Certain loans were sold with recourse provisions, and at December 31, 2024 and 2023, the related maximum contingent liability related to loans sold amounted to $305,000 each year. Based on discounted cash flow of projected losses on sold loans in this portfolio at December 31, 2024 and 2023, the Company had no recourse liability.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Other

During the fiscal year ended December 31, 2024, the Company was not involved in any material pending legal proceedings as a plaintiff or as a defendant other than routine legal proceedings occurring in the ordinary course of business. Management believes that those routine legal proceedings involve, in the aggregate, amounts that are immaterial to the Company’s financial condition or results of operations.

12.DERIVATIVES

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

As of December 31, 2024, the Company had two interest rate swap agreements with a notional amount of $100.0 million that were designated as a fair value hedge of fixed-rate residential mortgages. The hedges were determined to be effective during the year ended December 31, 2024, and the Company expects the hedges to remain effective during the remaining terms of the swaps.

The following amounts were recorded on the Consolidated Balance Sheets related to the cumulative basis adjustment for fair value hedges as of the dates indicated:

			Cumulative Amount of Fair Value
			Hedging Adjustment Included in the
Line Item in the Consolidated Balance Sheets	Carrying Amount of the Hedged		Carrying Amount of the Hedged
in Which the Hedged Item is Included	Assets		Assets
	December 31,	December 31,	December 31,	December 31,
	2024	2023	2024	2023

	(in thousands)

Loans held for investment (1)	$100,080	$100,893	$80	$893
Total	$100,080	$100,893	$80	$893

(1) These amounts were included in the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At December 31, 2024, the amortized cost basis of the closed portfolios used in these hedging relationships was $1.14 billion; the cumulative basis adjustments associated with these hedging relationships was $80,000 and the amount of the designated hedged items were $100.0 million.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2024, the Company had one interest rate swap agreement with a notional amount of $100.0 million that was designated as a cashflow hedge of brokered deposits. The interest rate swap agreement has an average maturity of 0.27 years, the current weighted average fixed rate paid is 0.67%, the weighted average three-month SOFR swap receive rate is 4.986% and the fair value is $1.0 million. The Company expects approximately $1.0 million related to the cashflow hedge to be reclassified to interest expense, from other comprehensive income, in the next twelve months.

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

Interest Rate Swaps - The Company enters into interest rate swap agreements that are transacted to meet the financing needs of its commercial customers. Offsetting interest rate swap agreements are simultaneously transacted with a third-party financial institution to effectively eliminate the Company’s interest rate risk associated with the customer swaps. The primary risks associated with these transactions arise from exposure to the ability of the counterparties to meet the terms of the contract. At December 31, 2024, there were no securities pledged to secure the Company’s liability for the offsetting interest rate swaps (see Note 2). The interest rate swap notional amount is the aggregate notional amount of the customer swap and the offsetting third-party swap. The Company also assesses the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determines whether the credit valuation adjustments are significant to the overall valuation of its derivatives.

Interest Rate Futures - The Company uses interest rate futures to mitigate the impact of fluctuations in interest rates and interest rate volatility on the fair value of the MSRs. Changes in their fair value are reflected in current period earnings in mortgage banking income.

Risk Participation Agreements - The Company has entered into risk participation agreements with correspondent institutions and shares in any interest rate swap losses incurred as a result of the commercial loan customers’ termination of a loan level interest rate swap agreement prior to maturity. The Company records these risk participation agreements at fair value. The Company’s maximum credit exposure is based on its proportionate share of the settlement amount of the referenced interest rate swap. Settlement amounts are generally calculated based on the fair value of the swap plus outstanding accrued interest receivables from the customer.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The following tables present the outstanding notional balances and fair values of outstanding derivative instruments:

		Assets	Liabilities
	Notional	Fair	Fair
	Amount	Value	Value

	(in thousands)

December 31, 2024:
Derivatives designated as hedging instruments
Fair value hedge - interest rate swaps	$100,000	$112	$84
Cashflow hedge - interest rate swap	100,000	1,040	-
Total derivatives designated as hedging instruments		$1,152	$84
Derivatives not designated as hedging instruments
Derivative loan commitments	$38,929	$374	$61
Forward loan sale commitments	50,500	382	4
Interest rate swaps	1,015,448	23,021	23,021
Risk participation agreements	216,245	-	-
Interest Rate Futures	35,400	-	376
Total derivatives not designated as hedging instruments		$23,777	$23,462
Total derivatives		$24,929	$23,546

December 31, 2023:
Derivatives designated as hedging instruments
Fair value hedge - interest rate swaps	$100,000	$-	$855
Cashflow hedge - interest rate swap	100,000	5,095	-
Total derivatives designated as hedging instruments		$5,095	$855
Derivatives not designated as hedging instruments
Derivative loan commitments	$30,165	$480	$158
Forward loan sale commitments	30,000	4	293
Interest rate swaps	863,348	23,245	23,245
Risk participation agreements	189,275	-	-
Total derivatives not designated as hedging instruments		$23,729	$23,696
Total derivatives		$28,824	$24,551

The following table presents the recorded net gains and losses pertaining to the Company’s derivative instruments:

	Location of gain (loss)
	recognized in	Year Ended December 31,
	Income	2024	2023	2022

Derivatives designated as fair value hedge
Hedged items - loans	Interest income	$(814)	$893	$-
Interest rate swap contracts	Interest income	883	(855)	-
Total		$69	$38	$-
Derivatives not designated as hedging instruments
Derivative loan commitments	Mortgage banking income	$(10)	$150	$(1,259)
Forward loan sale commitments	Mortgage banking income	668	(500)	248
Interest rate futures	Mortgage banking income	(986)	-	-
Interest rate swaps	Other income	-	-	330
Total		$(328)	$(350)	$(681)

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The effect of cashflow hedge accounting on accumulated other comprehensive income is as follows:

	Year Ended December 31,
	2024	2023	2022

Derivatives designated as hedging instruments
(Loss) gain in OCI on derivatives (effective portion), net of tax	$(2,895)	$(2,314)	$4,783
Gain (loss) reclassified from OCI into interest income or interest expense (effective portion)	$4,883	$4,622	$1,164

Master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral or cash funds, in the event of default on, or termination of, any one contract. Collateral is provided by cash or securities received or posted by the counterparty with net liability positions, respectively, in accordance with contract thresholds.

The following table presents the offsetting of derivatives and amounts subject to an enforceable master netting arrangement, not offset in the Consolidated Balance Sheets at December 31, 2024:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
			Net Amounts
	Gross Amounts	Gross Amounts	Assets (Liabilities)		Cash
	of Recognized	Offset in the	presented in the		Collateral
	Assets	Consolidated	Consolidated	Financial	(Received)	Net
	(Liabilities)	Balance Sheets	Balance Sheets	Instruments	Posted	Amount

	(in thousands)
Derivatives designated as hedging instruments
Interest rate swap on deposits	$1,040	$-	$1,040	$-	$(1,040)	$-
Interest rate swaps on residential real estate loans	$28	$-	$28	$-	$-	$28
Derivatives not designated as hedging instruments
Customer interest rate swaps	$21,824	$-	$21,824	$-	$(6,560)	$15,264

13.	OPERATING LEASE RIGHT-OF-USE ASSETS AND LIABILITIES

Operating lease ROU assets, included in other assets, were $20.9 million and $22.9 million at December 31, 2024 and 2023, respectively.

Operating lease liabilities, included in other liabilities and accrued expenses, were $22.7 million and $24.5 million at December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, there were no leases that had not yet commenced. At December 31, 2024, lease expiration dates ranged from two months to 33.2 years and have a weighted average remaining lease term of 15.9 years. At December 31, 2023, lease expiration dates ranged from two months to 34.7 years and had a weighted average remaining lease term of 16.2 years.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Future minimum lease payments under non-cancellable leases and a reconciliation to the amount recorded as operating lease liabilities as of December 31, 2024 were as follows:

December 31,
2024
(in thousands)

2025	$2,829
2026	2,661
2027	2,536
2028	2,293
2029	2,045
Thereafter	15,084
Total lease payments	27,448
Imputed interest	(4,765)
Total present value of operating lease liabilities	$22,683

The weighted-average discount rate and remaining lease term for operating leases were as follows:

	December 31, 2024	December 31, 2023
Weighted-average discount rate	2.15%	2.08%
Weighted-average remaining lease term (years)	15.85	16.24

Rental expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease components, such as fair market value adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

The following table presents the components of total lease expense:

	Year Ended
	December 31,
	2024	2023	2022

Lease Expense:
Operating lease expense	$2,868	$3,123	$3,301
Short-term lease expense	116	135	138
Variable lease expense	21	15	-
Sublease income	-	(12)	(13)
Total lease expense	$3,005	$3,261	$3,426
Other Information
Cash paid for amounts included in the measurement of lease liabilities-
operating cash flows for operating leases	2,898	3,143	3,261
Operating Lease - Operating cash flows (Liability reduction)	2,410	2,609	2,722
ROU assets obtained in exchange for new operating lease liabilities	489	606	3,257

14.COMPENSATION AND BENEFIT PLANS

Defined Contribution Plan

The Company provides saving plans which qualify under Section 401(k) of the Internal Revenue Code and provides for voluntary contributions by participating employees up to the maximum amount permitted by law. For the years ended December 31, 2024, 2023 and 2022, the Bank contributed 3%, 3% and 4%, respectively, of each eligible employee’s compensation up to the social security wage base. For the year ended December 31, 2024, HarborOne Mortgage matched 50% of the first 4% of employee contributions up to a maximum of $500. For the years ended December 31, 2023 and 2022, HarborOne Mortgage matched 50% of the first 4% of employee contributions up to a maximum of $2,000. Contributions expensed were $1.1 million, $1.2 million and $1.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Management Incentive Program

The Company maintains incentive compensation plans for senior management and other employees to participate in at varying levels. In addition, the Company may also pay a discretionary bonus to senior management, officers, and/or non-officers of the Company. These programs are administered by the Compensation Committee of the Board of Directors. The expense for the incentive plans amounted to $2.4 million, $2.5 million and $4.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Supplemental Retirement Plans

The Company provides supplemental retirement benefits to one senior executive officer and one retired senior executive officer of the Company under the terms of Supplemental Executive Retirement Plan Agreement (the “SERPs”). Benefits to be paid under the SERPs are based primarily on the officer’s compensation and estimated mortality. At December 31, 2024, 2023 and 2022, included in other liabilities and accrued expenses is the Company’s obligation under the SERPs of $10.3 million, $10.8 million and $10.1 million, respectively. The retirement benefits, as defined in the SERPs, are accrued by charges to compensation expense over the required service periods of the officers. Expense related to these benefits was $497,000, $1.0 million and $1.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Split-Dollar Life Insurance Arrangement

The Company has an endorsement split-dollar life insurance agreement with a retired executive officer whereby the Company will pay to the retired executives’ estates or beneficiaries a portion of the death benefit that the Company will receive as beneficiary of such policy. At December 31, 2024, 2023 and 2022, included in other liabilities and accrued expenses is the Company’s obligation under the arrangement of $382,000, $389,000 and $394,000, respectively. There was no expense for this benefit for the years ended December 31, 2024 and 2023. Expense associated with this post-retirement benefit for the year ended December 31, 2022 amounted to $42,000. The cash surrender value of the policy is included in bank-owned life insurance on the Consolidated Balance Sheets.

Deferred Compensation Plans

The Company is the sole owner of an annuity policy pertaining to one of the Company’s executives that is included in retirement plan annuities on the balance sheet. The Company has an agreement with this executive whereby upon retirement the Company will pay to the executive an amount equal to the cash surrender value of the annuity less premiums paid accumulated at an interest rate of 1.5% per year. At December 31, 2024, 2023 and 2022, included in other liabilities and accrued expenses is the Company’s obligation under the plan of $528,000, $490,000 and $454,000, respectively. For the years ended December 31, 2024, 2023 and 2022, the expense amounted to $38,000, $36,000 and $35,000, respectively.

The Company has agreements with one executive officer and one former executive officer whereby the Company will pay the cost of the premium for individual supplemental medical and prescription drug coverage for their lifetime upon retirement at age 65 or later. Spousal coverage is provided each year the executive is eligible for coverage and the spouse is age 65 or over. At December 31, 2024, 2023 and 2022, included in other liabilities and accrued expenses is the Company’s obligation under the plan of $226,000, $164,000 and $160,000, respectively. For the years ended December 31, 2024, 2023 and 2022 a $64,000 credit, a $59,000 credit and a $9,000 credit to expense, respectively, was recognized, reflecting updated calculation assumptions.

Post-Retirement Life Insurance

Employees who are covered under the Company’s bank-owned life insurance program can elect to participate in the benefits of the program while employed by the Company. The Company granted post-employment coverage to certain executives. This post- retirement benefit is included in other liabilities and accrued expenses at December 31, 2024, 2023 and 2022 in the amount of $357,000, $321,000 and $295,000, respectively. For the years ended December 31, 2024, 2023 and 2022, the expense amounted to $36,000, $26,000 and $34,000, respectively.

Employee Stock Ownership Plan

On June 29, 2016, the Company established an ESOP to provide eligible employees the opportunity to own Company stock. The Company added shares to the ESOP as part of the Offering completed August 14, 2019. The plan is a tax-qualified retirement plan

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

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

The following table presents share information held by the ESOP:

	December 31,
	2024	2023

Allocated shares	1,501,269	1,336,207
Shares committed to be allocated	230,723	230,723
Unallocated shares	2,679,670	2,910,393
Total shares	4,411,662	4,477,323
Fair value of unallocated shares	$31,700,494	$34,866,506

Total compensation expense recognized in connection with the ESOP was $2.7 million, $2.5 million and $3.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.

ESOP Restoration Plan

During 2016, the Company also adopted an ESOP Restoration Plan (“RESOP”) for the benefit of ESOP eligible employees whose annual compensation exceeds the amount of annual compensation permitted to be recognized under the ESOP by the Internal Revenue Code. Under the RESOP, eligible participants would receive a credit each year equal to the amount they would have received under the ESOP but for the Internal Revenue Service imposed compensation limit. Any benefits earned under the RESOP would become payable at the earliest of six months and a day after the participant’s separation of service from the Bank, the participant’s death, a change in control of the Company or upon termination of the RESOP. These benefits are accrued over the period during which employees provide services to earn these benefits. For the years ended December 31, 2024 and 2022, compensation expense recognized in connection with the RESOP was $225,000 and $636,000, respectively. For the year ended December 31, 2023, a credit to compensation expense in the amount of $500,000 was recorded in connection with the RESOP.

Directors’ Retirement Plan

The Company has a frozen director fee continuation plan which provides postretirement benefits to eligible directors of the Company. Participants in the plan must have at least six years of service as a director to be vested in the benefit, which is determined based on number of years of service. At December 31, 2024, the benefit obligation was $1.9 million.

15.	STOCK-BASED COMPENSATION

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

Expense related to awards granted to employees is recognized as compensation expense, and expense related to awards granted to directors is recognized as directors’ fees within noninterest expense. Total expense for the Equity Plans was $2.1 million, $2.2 million and $3.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Stock Options

Stock options are generally granted with the exercise price equal to the market price of the Company’s common stock at the date of the grant with vesting periods ranging from one to three years and have 10-year contractual terms.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

●	Volatility is based on peer group volatility due to lack of sufficient trading history for the Company.

●	Expected life represents the period of time that the option is expected to be outstanding, taking into account the contractual term and the vesting period.

●	Expected dividend yield is based on the Company’s history and expectation of dividend payouts.

●	The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equivalent to the expected life of the option.

During the years ended December 31, 2024 and 2023, the Company made no awards of nonqualified options to purchase shares of common stock.

A summary of the status of the Company’s stock option grants for the year ended December 31, 2024 is presented in the table below:

	Outstanding				Nonvested
			Weighted
			Average			Weighted
		Weighted	Remaining	Aggregate		Average
	Stock Option	Average	Contractual	Intrinsic	Stock Option	Grant Date
	Awards	Exercise Price	Term (years)	Value	Awards	Fair Value

Balance at January 1, 2024	1,049,075	$10.00			-	$-
Exercised	(13,000)	10.23			-	-
Forfeited	-	-			-	-
Expired	-	-			-	-
Balance at December 31, 2024	1,036,075	$9.99	3.12	$1,903,072	-	$-
Exercisable at December 31, 2024	1,036,075	$9.99	3.12	$1,903,072

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The following table presents the activity in unvested stock awards under the Equity Plans for the year ended December 31, 2024:

	Restricted	Weighted Average
	Stock Awards	Grant Price

Non-vested stock awards at January 1, 2024	249,228	$13.68
Vested	(130,146)	13.45
Granted	220,917	10.20
Forfeited	(35,492)	11.65
Non-vested stock awards at December 31, 2024	304,507	$11.49
Unrecognized cost inclusive of directors' awards	$1,945,215
Weighted average remaining recognition period (years)	0.92

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

The following table presents the activity in non-vested performance restricted stock units under the 2020 Equity Plan for the year ended December 31, 2024:

	Performance	Weighted Average
	Restricted Stock Units	Grant Price

Non-vested performance restricted stock units at January 1, 2024	155,115	$13.42
Vested	(63,860)	11.95
Granted	65,305	10.02
Forfeited	(9,088)	12.87
Non-vested performance restricted stock units at December 31, 2024	147,472	$12.58
Unrecognized cost	$662,900
Weighted average remaining recognition period (years)	0.93

16.	MINIMUM REGULATORY CAPITAL REQUIREMENTS

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

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

At December 31, 2024, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The capital levels of both the Company and the Bank at December 31, 2024 also exceeded the minimum capital requirements, including the currently applicable capital conservation buffer of 2.5%.

The Company’s and Bank’s actual regulatory capital ratios as of December 31, 2024 and 2023 are presented in the table below.

					Minimum Required to be
					Considered "Well Capitalized"
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)

HarborOne Bancorp, Inc.
December 31, 2024
Common equity Tier 1 capital to risk-weighted assets	$565,319	11.8%	$215,789	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	565,319	11.8	287,718	6.0	N/A	N/A
Total capital to risk-weighted assets	624,926	13.0	383,624	8.0	N/A	N/A
Tier 1 capital to average assets	565,319	9.8	229,865	4.0	N/A	N/A

December 31, 2023
Common equity Tier 1 capital to risk-weighted assets	$567,248	12.0%	$212,816	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	567,248	12.0	283,755	6.0	N/A	N/A
Total capital to risk-weighted assets	619,138	13.1	378,340	8.0	N/A	N/A
Tier 1 capital to average assets	567,248	10.0	226,690	4.0	N/A	N/A

HarborOne Bank
December 31, 2024
Common equity Tier 1 capital to risk-weighted assets	$528,185	11.0%	$215,846	4.5%	311,778	6.5%
Tier 1 capital to risk-weighted assets	528,185	11.0	287,795	6.0	383,727	8.0
Total capital to risk-weighted assets	587,792	12.3	383,727	8.0	479,659	10.0
Tier 1 capital to average assets	528,185	9.2	229,836	4.0	287,295	5.0

December 31, 2023
Common equity Tier 1 capital to risk-weighted assets	$509,791	10.8%	$212,724	4.5%	$307,267	6.5%
Tier 1 capital to risk-weighted assets	509,791	10.8	283,632	6.0	378,175	8.0
Total capital to risk-weighted assets	561,682	11.9	378,175	8.0	472,719	10.0
Tier 1 capital to average assets	509,791	9.0	226,666	4.0	283,333	5.0

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

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

A seventh share repurchase program was ongoing at year end 2024, with a limit of $20 million or 2,222,568 shares. During the year ended December 31, 2024, the Company repurchased a total of 1,895,980 shares at an average price of $11.13 for a total of $21.1 million under its share repurchase programs. During the year ended December 31, 2024, an additional 44,251 shares were acquired in connection with the satisfaction of tax obligations on vested shares at an average price of $10.18 for a total of $450,000. During the year ended December 31, 2023, the Company repurchased a total of 3,728,550 shares at an average price of $12.03 for a total of $44.9 million under its share repurchase programs. During the year ended December 31, 2023, an additional 25,439 shares were acquired in connection with the satisfaction of tax obligations on vested restricted shares at an average price of $13.42 for a total of $341,000.

17.COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the stockholders’ equity section of the Consolidated Balance Sheets, such items, along with net income, are components of comprehensive income (loss).

The following tables present changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024				2023				2022

	Post-	Available	Cash		Post-	Available	Cash		Post-	Available	Cash
	retirement	for Sale	Flow		retirement	for Sale	Flow		retirement	for Sale	Flow
	Benefit	Securities	Hedge	Total	Benefit	Securities	Hedge	Total	Benefit	Securities	Hedge	Total

	(in thousands)
Balance at beginning of period	$85	$(47,373)	$3,666	$(43,622)	$150	$(53,212)	$5,980	$(47,082)	$-	$(2,834)	$1,197	$(1,637)
Other comprehensive income (loss) before reclassifications	(47)	(4,243)	828	(3,462)	1	6,249	1,403	7,653	251	(64,620)	7,815	(56,554)
Amounts reclassified from accumulated other comprehensive income (loss)	(84)	1,041	(4,883)	(3,926)	(66)	-	(4,622)	(4,688)	(42)	-	(1,164)	(1,206)
Net current period other comprehensive income (loss)	(131)	(3,202)	(4,055)	(7,388)	(65)	6,249	(3,219)	2,965	209	(64,620)	6,651	(57,760)
Related tax effect	-	(45)	1,160	1,115	-	(410)	905	495	(59)	14,242	(1,868)	12,315
Balance at end of period	$(46)	$(50,620)	$771	$(49,895)	$85	$(47,373)	$3,666	$(43,622)	$150	$(53,212)	$5,980	$(47,082)

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

18.FAIR VALUE OF ASSETS AND LIABILITIES

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

The following methods and assumptions were used by the Company in estimating fair value disclosures:

Debt Securities – Available-for-sale debt securities are recorded at fair value on a recurring basis. When available, the Company uses quoted market prices to determine the fair value of debt securities; such items are classified as Level 1. There were no Level 1 securities held at December 31, 2024 and 2023.

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

Debt securities not actively traded whose fair value is determined through the use of cash flows utilizing inputs that are unobservable are classified as Level 3. There were no Level 3 securities held at December 31, 2024 and 2023.

FHLB stock - FHLB stock has restrictions placed on its transferability. As a result, the fair value of FHLB stock was not practicable to determine.

Loans held for sale - The fair value of mortgage loans held for sale is estimated based on current market prices for similar loans in the secondary market and therefore are classified as Level 2 assets. There were no mortgage loans held for sale 90 days or more past due as of December 31, 2024 and 2023.

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

Forward loan sale commitments and derivative loan commitments - Forward loan sale commitments and derivative loan commitments are based on fair values of the underlying mortgage loans and the probability of such commitments being exercised. The assumptions for pull-through rates are derived from internal data and adjusted using Management’s judgment. Derivative loan commitments include the value of servicing rights and non-refundable costs of originating the loan based on the Company’s internal cost analysis that is not observable. The weighted average pull-through rate for derivative loan commitments was approximately 91% and 89% at December 31, 2024 and 2023, respectively.

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

Although the Company has determined that the majority of the inputs used to value its interest rate swaps and risk participation agreements fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with interest rate contracts and risk participation agreements utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of December 31, 2024 and 2023, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company classified its derivative valuations in their entirety as Level 2.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

				Total
	Level 1	Level 2	Level 3	Fair Value

	(in thousands)

December 31, 2024
Assets

Securities available for sale	$-	$263,904	$-	$263,904
Loans held for sale	-	36,768	-	36,768
Mortgage servicing rights	-	44,500	-	44,500
Derivatives	-	24,173	756	24,929
	$-	$369,345	$756	$370,101
Liabilities

Derivatives	$-	$23,481	$65	$23,546

December 31, 2023
Assets

Securities available for sale	$-	$290,151	$-	$290,151
Loans held for sale	-	19,686	-	19,686
Mortgage servicing rights	-	46,111	-	46,111
Derivatives	-	28,340	484	28,824
	$-	$384,288	$484	$384,772
Liabilities

Derivatives	$-	$24,100	$451	$24,551

The table below presents, for the years ended December 31, 2024, 2023 and 2022, the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis.

	Year Ended December 31,
	2024	2023	2022

Assets: Derivative and Forward Loan Sale Commitments:

Balance at beginning of period	$484	$487	$1,583

Total gains (losses) included in net income (1)	272	(3)	(1,096)
Balance at end of period	$756	$484	$487

Changes in unrealized gains relating to instruments at period end	$756	$484	$487

Liabilities: Derivative and Forward Loan Sale Commitments:

Balance at beginning of period	$(451)	$(104)	$(189)

Total gains (losses) included in net income (1)	386	(347)	85
Balance at end of period	$(65)	$(451)	$(104)

Changes in unrealized losses relating to instruments at period end	$(65)	$(451)	$(104)

(1) Included in mortgage banking income on the Consolidated Statements of Income.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Assets Measured at Fair Value on a Non-recurring Basis

The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with GAAP. The following is a summary of applicable non-recurring fair value measurements. There are no liabilities measured at fair value on a non-recurring basis at December 31, 2024 or 2023.

	December 31,			December 31,
	2024			2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

	(in thousands)

Collateral-dependent individually analyzed loans	$-	$-	$47,463	$-	$-	$5,746

The table below presents quantitative information about significant unobservable inputs (Level 3) for assets measured at fair value on a nonrecurring basis at the dates indicated.

	Fair Value
	December 31,	December 31,	Valuation Technique
	2024	2023

	(in thousands)

Collateral-dependent individually analyzed loans	$47,463	$5,908	Appraisals of collateral (1)

(1) Fair value is generally determined through independent appraisals of the underlying collateral, which includes unobservable inputs such as adjustments for differences between the comparable properties. Appraisals are adjusted for estimated liquidation expenses of 6% when the loan is expected to be repaid through the sale of the collateral. Management may also adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values resulting from its knowledge of the collateral.

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

	December 31, 2024
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total

	(in thousands)

Financial assets:
Cash and cash equivalents	$231,071	$231,071	$-	$-	$231,071
Securities available for sale	263,904	-	263,904	-	263,904
Securities held to maturity	19,627	-	19,285	-	19,285
Federal Home Loan Bank stock	23,277	N/A	N/A	N/A	N/A
Loans held for sale	36,768	-	36,768	-	36,768
Loans, net	4,796,398	-	-	4,577,140	4,577,140
Retirement plan annuities	15,698	-	-	15,698	15,698
Accrued interest receivable	18,393	-	18,393	-	18,393
Derivatives	24,929	-	24,173	756	24,929

Financial liabilities:
Deposits	4,550,753	-	-	4,549,755	4,549,755
Borrowed funds	516,555	-	516,287	-	516,287
Mortgagors' escrow accounts	8,537	-	-	8,537	8,537
Accrued interest payable	6,575	-	6,575	-	6,575
Derivatives	23,546	-	23,481	65	23,546

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

	December 31, 2023
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total

	(in thousands)

Financial assets:
Cash and cash equivalents	$227,350	$227,350	$-	$-	$227,350
Securities available for sale	290,151	-	290,151	-	290,151
Securities held to maturity	19,796	-	19,262	-	19,262
Federal Home Loan Bank stock	27,098	N/A	N/A	N/A	N/A
Loans held for sale	19,686	-	19,686	-	19,686
Loans, net	4,702,339	-	-	4,482,448	4,482,448
Retirement plan annuities	15,170	-	-	15,170	15,170
Accrued interest receivable	18,169	-	18,169	-	18,169
Derivatives	28,824	-	28,340	484	28,824

Financial liabilities:
Deposits	4,387,409	-	-	4,376,269	4,376,269
Borrowed funds	568,462	-	567,158	-	567,158
Mortgagors' escrow accounts	8,872	-	-	8,872	8,872
Accrued interest payable	5,251	-	5,251	-	5,251
Derivatives	24,551	-	24,100	451	24,551

19.EARNINGS PER SHARE (“EPS”)

Basic EPS represents net income attributable to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding, plus the effect of potential dilutive common stock equivalents outstanding during the period.  At December 31, 2024, there were no common shares considered anti-dilutive that were excluded from EPS. At December 31, 2023, and 2022, respectively, potential common shares of 58,572 and 20 were considered to be anti-dilutive and excluded from EPS.

The following table presents earnings per common share.

	Year Ended December 31,
	2024	2023	2022

Net income available to common stockholders (in thousands)	$27,407	$16,077	$45,589

Average number of common shares outstanding	44,537,282	46,732,435	50,293,762
Less: Average unallocated ESOP shares and non-vested restricted shares	(3,316,397)	(3,510,697)	(3,810,098)
Weighted average number of common shares outstanding used to calculate basic earnings per common share	41,220,885	43,221,738	46,483,664
Dilutive effect of share-based compensation	251,221	197,884	634,793
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	41,472,106	43,419,622	47,118,457

Earnings per common share:
Basic	$0.66	$0.37	$0.98
Diluted	$0.66	$0.37	$0.97

20.SEGMENT REPORTING

The Company’s reportable segments are determined by the Chief Financial Officer, who is the designated CODM based upon the products and services offered, primarily distinguished between banking and mortgage banking operations. They are also distinguished by the level of information provided to the CODM, who uses such information to review performance of various components of the business. The CODM assesses the performance of the Company’s segments by evaluating revenue streams, significant expenses, and comparing actual results to budgeted amounts. Segment pretax profit or loss is used to assess the performance

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

of the banking segment by monitoring net interest and dividend income.  Segment pretax profit or loss is used to assess the performance of the mortgage banking segment by monitoring mortgage banking income.

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

Information about the reportable segments and reconciliation to the Consolidated Financial Statements at December 31, 2024, 2023 and 2022, and for the years then-ended are presented in the tables below.

	Year Ended December 31, 2024
	HarborOne	HarborOne
	Bank	Mortgage	Other	Eliminations	Consolidated

	(in thousands)
Interest and dividend income	$270,677	$2,448	$14,042	$(15,759)	$271,408
Interest expense	(145,633)	(1,883)	-	1,760	(145,756)
Net interest and dividend income	125,044	565	14,042	(13,999)	125,652
Provision for credit losses	8,277	-	-	-	8,277
Net interest and dividend income, after provision for credit losses	116,767	565	14,042	(13,999)	117,375
Mortgage banking income:
Gain on sale of mortgage loans	-	12,860	-	-	12,860
Intersegment (loss) gain	(1,218)	1,097	-	121	-
Changes in mortgage servicing rights fair value	(246)	(3,458)	-	-	(3,704)
Other	704	8,749	-		9,453
Total mortgage banking (loss) income	(760)	19,248	-	121	18,609
Other noninterest income	28,269	14	25	-	28,308
Total noninterest income	27,509	19,262	25	121	46,917
Compensation and benefits	61,250	15,156	(2,390)		74,016
Other noninterest expense	48,100	5,514	2,404	1	56,019
Total noninterest expense	109,350	20,670	14	1	130,035
Income (loss) before income taxes	34,926	(843)	14,053	(13,879)	34,257
Provision (benefit) for income taxes	7,586	(871)	135	-	6,850
Net income (loss)	$27,340	$28	$13,918	$(13,879)	$27,407

Total assets at period end	$5,761,406	$117,411	$581,223	$(706,907)	$5,753,133
Total liabilities at period end	$5,223,543	$60,428	$6,212	$(112,061)	$5,178,122
Goodwill at period end	$59,042	$-	$-	$-	$59,042

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

	Year Ended December 31, 2023
	HarborOne	HarborOne
	Bank	Mortgage	Other		Eliminations	Consolidated

	(in thousands)
Interest and dividend income	$243,367	$2,106		$49,582	$(50,767)	$244,288
Interest expense	114,210	1,300		2,775	(1,268)	117,017
Net interest and dividend income	129,157	806		46,807	(49,499)	127,271
Provision for credit losses	5,680	-		-	-	5,680
Net interest and dividend income, after provision for credit losses	123,477	806		46,807	(49,499)	121,591
Mortgage banking income:
Gain on sale of mortgage loans	-	10,404		-	-	10,404
Intersegment (loss) gain	(1,063)	849		-	214	-
Changes in mortgage servicing rights fair value	(346)	(4,338)		-	-	(4,684)
Other	769	8,330		-	-	9,099
Total mortgage banking (loss) income	(640)	15,245		-	214	14,819
Other noninterest income	26,996	(2)		41	-	27,035
Total noninterest income	26,356	15,243		41	214	41,854
Compensation and benefits	61,604	14,506		(2,193)	-	73,917
Goodwill impairment	-	10,760		-	-	10,760
Other noninterest expense	45,664	5,706		2,273	-	53,643
Total noninterest expense	107,268	30,972		80	-	138,320
Income (loss) before income taxes	42,565	(14,923)		46,768	(49,285)	25,125
Provision (benefit) for income taxes	10,559	(944)		(567)		9,048
Net income (loss)	$32,006	$(13,979)		$47,335	$(49,285)	$16,077

Total assets at period end	$5,689,676	$96,942		$589,240	$(707,962)	$5,667,896
Total liabilities at period end	$5,149,259	$39,987		$5,481	$(110,590)	$5,084,137
Goodwill at period end	$59,042	$-	$		$-	$59,042

	Year Ended December 31, 2022
	HarborOne	HarborOne
	Bank	Mortgage	Other	Eliminations	Consolidated

	(in thousands)
Interest and dividend income	$170,250	$1,949	$13,163	$(13,432)	$171,930
Interest expense	20,949	332	2,095	(432)	22,944
Net interest and dividend income	149,301	1,617	11,068	(13,000)	148,986
Provision for credit losses	5,660	-	-	-	5,660
Net interest and dividend income, after provision for credit losses	143,641	1,617	11,068	(13,000)	143,326
Mortgage banking income:
Gain on sale of mortgage loans	-	15,970	-	-	15,970
Intersegment (loss) gain	(3,604)	3,185	-	419	-
Changes in mortgage servicing rights fair value	618	4,714	-	-	5,332
Other	873	9,075	-	-	9,948
Total mortgage banking (loss) income	(2,113)	32,944	-	419	31,250
Other noninterest income	25,930	129	-	-	26,059
Total noninterest income	23,817	33,073	-	419	57,309
Compensation and benefits	64,473	19,799	(999)	-	83,273
Goodwill impairment	-	-	-	-	-
Other noninterest expense	45,934	7,266	2,433	-	55,633
Total noninterest expense	110,407	27,065	1,434	-	138,906
Income (loss) before income taxes	57,051	7,625	9,634	(12,581)	61,729
Provision (benefit) for income taxes	14,090	2,777	(727)	-	16,140
Net income	$42,961	$4,848	$10,361	$(12,581)	$45,589

Total assets at period end	$5,373,911	$124,229	$656,627	$(795,222)	$5,359,545
Total liabilities at period end	$4,828,521	$25,295	$39,651	$(150,898)	$4,742,569
Goodwill at period end	$59,042	$10,760	$-	$-	$69,802

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

21.CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Condensed financial information relative to HarborOne Bancorp, Inc.’s balance sheet at December 31, 2024 and 2023 and the related statements of net income and cash flows for the years ended December 31, 2024, 2023 and 2022 are presented below. The statement of stockholders’ equity is not presented below, as the parent company’s stockholders’ equity is that of the consolidated company.

Balance Sheet	December 31,
	2024	2023

	(in thousands)

Assets
Cash and due from banks	$15,827	$34,319
Investment in common stock of HarborOne Bank	537,877	526,302
Loan receivable - ESOP	26,995	28,119
Other assets	524	500
Total assets	$581,223	$589,240

Liabilities and Stockholders' Equity
Other liabilities and accrued expenses	6,212	5,481
Stockholders' equity	575,011	583,759
Total liabilities and stockholders' equity	$581,223	$589,240

Statement of Net Income	Year Ended December 31,
	2024	2023	2022

	(in thousands)

Dividends from subsidiary	$14,000	$49,500	$13,000
Interest from bank deposits	42	82	159
Interest on short-term investments	-	-	4
Interest on ESOP loan	2,390	2,193	999
Other income	25	41	-
Total income	16,457	51,816	14,162
Interest expense	-	2,775	2,095
Operating expenses	2,404	2,273	2,432
Total expenses	2,404	5,048	4,527
Income before income taxes and equity in undistributed net income (loss)	14,053	46,768	9,635
of HarborOne Bank
Income tax provision (benefit)	135	(568)	(726)
Income before equity in income (loss) of subsidiaries	13,918	47,336	10,361
Equity in undistributed net income (loss) of HarborOne Bank	13,489	(31,259)	35,228
Net income	$27,407	$16,077	$45,589

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Statement of Cash Flows	Year Ended December 31,
	2024	2023	2022

	(in thousands)

Cash flows from operating activities:
Net income	$27,407	$16,077	$45,589
Adjustments to reconcile net income to net cash provided
by operating activities:
Equity in undistributed net (income) loss of HarborOne Bank	(13,489)	31,259	(35,228)
Deferred income tax provision (benefit)	31	(60)	138
Share-based compensation	377	454	286
Net change in other assets	(52)	42	18
Net change in other liabilities	(737)	83	(97)
Net cash provided by operating activities	13,537	47,855	10,706

Cash flows from investing activities:
Repayment of ESOP loan	1,125	1,123	1,497
Advances to subsidiary	(2,394)	(2,193)	(999)
Repayment of advances to subsidiary	2,390	2,194	998
Net cash provided by investing activities	1,121	1,124	1,496

Cash flows from financing activities:
Issuance of common stock	133	643	8,366
Repurchase of common stock	(21,548)	(45,206)	(62,525)
Proceeds from advance from subsidiary	1,373	-	-
Repayment of subordinated debt	-	(35,000)	-
Amortization of subordinated debt issuance costs	-	715	126
Dividends paid	(13,108)	(12,826)	(12,188)
Net cash used by financing activities	(33,150)	(91,674)	(66,221)

Net change in cash and cash equivalents	(18,492)	(42,695)	(54,019)
Cash and cash equivalents at beginning of year	34,319	77,014	131,033
Cash and cash equivalents at end of year	$15,827	$34,319	$77,014

22.REVENUE RECOGNITION

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of Management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures as of the end of the period ended December 31, 2024. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to Management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

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

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. As of December 31,2024, Management assessed the effectiveness of its internal control over financial reporting using the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and those criteria, Management believes that the Company maintained effective internal control over financial reporting as of December 31, 2024. In addition, the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by Crowe LLP, an independent registered public accounting firm. The report concerning the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 issued by Crowe LLP, appears in Item 8 of this Annual Report on Form 10-K.

There has been no change in our internal controls over financial reporting during the fourth quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

(a) None.

(b) Insider Trading Arrangements

During the quarter ended December 31, 2024, none of the Company’s directors or executive officers (as defined in Rule

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required herein is incorporated by reference from the Company’s proxy statement relating to its May 13, 2025 Annual Meeting of Shareholders (the “Definitive Proxy Statement”) that will be filed with the SEC within 120 days following the fiscal year end December 31, 2024 under the headings of “Board of Director Information,” “Executive Officer Information,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2024 about the securities authorized for issuance under the Equity Plans. The Company’s shareholders previously approved the plans and all amendments are subject to shareholder approval. The Company has no other equity compensation plans that have not been approved by shareholders.

	Number of		Number of
	Securities		Securities
	to Be Issued Upon		Remaining
	Exercise of	Weighted Average	Available for
	Outstanding	Exercise Price of	Future Issuance
	Options,	Outstanding	(Excluding
	Warrants,	Options, Warrants	Securities in
	and Rights	and Rights	Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by shareholders (1)	1,036,075	$9.99	3,322,986	(2)
Equity compensation plans not approved by shareholders	-	-	-
Total	1,036,075	$9.99	3,322,986

(1) Consists of the Company's 2017 Stock Option and Incentive Plan and the 2020 Equity Incentive Plan. For additional information, see Note 15 to the Consolidated Financial Statements.
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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

The following exhibits are included in this Annual Report on Form 10-K for the year ended December 31, 2024 (and are numbered in accordance with Item 601 of Regulation S-K):

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

10.6+	HarborOne Bancorp, Inc. 2017 Stock Option and Incentive Plan (incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 10, 2017)
10.7+

Form of Restricted Stock Award Agreement Under the HarborOne Bancorp, Inc. 2017 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 11, 2017)

10.8+

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors Under the HarborOne Bancorp, Inc. 2017 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 11, 2017)

10.9+

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

10.11+	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)
10.12+	HarborOne Bank Director Retirement Plan (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)
10.13+

First Amendment to Director Retirement Plan (incorporated by reference to Exhibit 10.11 to Amendment No.1 of the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 8, 2016)

10.14+	HarborOne Bancorp, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on October 1, 2020)
10.15	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to Form 10-Q filed with the Securities and Exchange Commission on November 6, 2020)
10.16+

Form of Restricted Stock Award Agreement under the HarborOne Bancorp, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Form S-8 filed with the Securities and Exchange Commission on October 5, 2020)

10.17+

Form of Non-Qualified Stock Option Award Agreement for Non-Employee Directors under the HarborOne Bancorp, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Form S-8 filed with the Securities and Exchange Commission on October 5, 2020)

10.18+

Form of Non-Qualified Stock Option Award Agreement for Employees under the HarborOne Bancorp, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Form S-8 filed with the Securities and Exchange Commission on October 5, 2020)

10.19+

Form of Incentive Stock Option Agreement under the HarborOne Bancorp, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Form S-8 filed with the Securities and Exchange Commission on October 5, 2020)

10.20+

Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the HarborOne Bancorp, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to Form S-8 filed with the Securities and Exchange Commission on October 5, 2020)

10.21+

Form of Restricted Stock Unit Award Agreement for Employees under the HarborOne Bancorp, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to Form S-8 filed with the Securities and Exchange Commission on October 5, 2020)

10.22+

Form of Performance Restricted Stock Unit Award Agreement for Employees under the HarborOne Bancorp, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.27 to Form 10-K filed with the Securities and Exchange Commission on March 12, 2021)

10.23+

Change in Control Agreement dated March 9, 2022 between HarborOne Bancorp, Inc. and H. Scott Sanborn (incorporated by reference to Exhibit 10.29 to Form 10-K filed with the Securities and Exchange Commission on March 11, 2022)

10.24+

First Amendment to the Amended and Restated Supplemental Executive Retirement Plan Agreement, dated as of February 25, 2016, by and between HarborOne Bank and Joseph F. Casey (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on April 29, 2022)

10.25+

Change in Control Agreement dated May 6, 2024 between HarborOne Bancorp, Inc. and Stephen W. Finocchio (incorporated by reference to Exhibit 10.27 to Form 10-Q filed with the Securities and Exchange Commission on May 7, 2024)

10.26*+	Form of Restricted Stock Award Agreement for Employees under the HarborOne Bancorp, Inc. 2020 Equity Incentive Plan
10.27*+	Form of Restricted Stock Award Agreement for Non-Employee Directors under the HarborOne Bancorp, Inc. 2020 Equity Incentive Plan
10.28*+	Form of Performance Restricted Stock Unit Award Agreement for Company Employees under the HarborOne Bancorp, Inc. 2020 Equity Incentive Plan

19.1*	HarborOne Bancorp, Inc. Statement of Company Policy on Insider Trading and Disclosure
19.2*	HarborOne Bancorp, Inc. Special Trading Procedures for Insiders
21*	Subsidiaries of the Registrant
23.1*	Consent of Crowe LLP
31.1*	Certification of Chief Executive Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act
31.2*	Certification of Chief Financial Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	HarborOne Bancorp, Inc. Compensation Recovery Policy Adopted as of November 29, 2023
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2024 and 2023, (ii) the Consolidated Statements of Income for the years ended December 31, 2024 and 2023, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2024 and 2023, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2024 and 2023, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023, and (vi) the Notes to the Consolidated Financial Statements.

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

HarborOne Bancorp, Inc.

Date:	March 6, 2025	By:	/s/ Joseph F. Casey
Joseph F. Casey
President and Chief Executive Officer
(Principal Executive Officer)
Date: March 6, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Joseph F. Casey	By:	/s/ Stephen W. Finocchio
	Joseph F. Casey		Stephen W. Finocchio
	President, Chief Executive Officer and Director		Executive Vice President and Chief Financial Officer
	(Principal Executive Officer)		(Principal Accounting and Financial Officer)
	Date: March 6, 2025		Date: March 6, 2025

By:	/s/ Timothy R. Lynch	By:	/s/ Anne Margulies
	Timothy R. Lynch,		Anne Margulies,
	Director		Director
	Date: March 6, 2025		Date: March 6, 2025

By:	/s/ Mandy Lee Berman	By:	/s/ William A. Payne
	Mandy Lee Berman,		William A. Payne,
	Director		Director
	Date: March 6, 2025		Date: March 6, 2025

By:	/s/ Damian W. Wilmot, Esq.	By:	/s/ Andreana Santangelo
	Damian W. Wilmot, Esq.,		Andreana Santangelo,
	Director		Director
	Date: March 6, 2025		Date: March 6, 2025

By:	/s/ David P. Frenette, Esq.	By:	/s/ Michael J. Sullivan, Esq.
	David P. Frenette, Esq.,		Michael J. Sullivan, Esq.,
	Director		Chairman and Director
	Date: March 6, 2025		Date: March 6, 2025

By:	/s/ Barry R. Koretz
Barry R. Koretz,
Director
Date: March 6, 2025