Form 10-Q
period 2025-03-31
HarborOne Bancorp, Inc.
filed 2025-05-06
CIK 1769617

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 1, 2025 there were 43,090,980 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

Glossary of Acronyms and Terms

The following is a list of common acronyms and terms used regularly in our financial reporting:

ACL	Allowance for Credit Losses
ASU	Accounting Standards Update
Bank	HarborOne Bank
BOLI	Bank-owned life insurance
Company	HarborOne Bancorp, Inc.
CRE	Commercial real estate
DCF	Discounted cash flow
EPS	Earnings Per Share
ESOP	Employee Stock Ownership Plan
Eastern	Eastern Bankshares, Inc., a Massachusetts corporation
EVE	Equity at risk
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Federal Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FRBB	Federal Reserve Bank of Boston
GAAP	Accounting principles generally accepted in the United States of America
HarborOne Mortgage	HarborOne Mortgage, LLC
Management	Company’s management
Merger Agreement	Agreement and Plan of Merger, by and among Eastern Bankshares, Inc., Eastern Bank, HarborOne Bancorp, Inc., and HarborOne Bank
MSRs	Mortgage servicing rights
ROU	Right-of-use
SBA	U.S. Small Business Administration
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Treasury	U.S. Department of the Treasury

HarborOne Bancorp, Inc.

Consolidated Balance Sheets (unaudited)

	March 31,	December 31,
(in thousands, except share data)	2025	2024

Assets
Cash and due from banks	$44,383	$44,090
Short-term investments	186,109	186,981
Total cash and cash equivalents	230,492	231,071

Securities available for sale, at fair value	265,644	263,904
Securities held to maturity, at amortized cost (fair value of $19,067 at March 31, 2025 and $19,285 at December 31, 2024)	19,211	19,627
Federal Home Loan Bank stock, at cost	18,330	23,277
Loans held for sale, at fair value	19,304	36,768
Loans	4,821,033	4,852,499
Less: Allowance for credit losses on loans	(49,323)	(56,101)
Net loans	4,771,710	4,796,398
Accrued interest receivable	18,158	18,393
Mortgage servicing rights, at fair value	42,620	44,500
Property and equipment, net	45,510	46,253
Retirement plan annuities	15,817	15,698
Bank-owned life insurance	98,469	97,726
Goodwill	59,042	59,042
Intangible assets	568	757
Other assets	95,455	99,719
Total assets	$5,700,330	$5,753,133

Liabilities and Stockholders' Equity
Deposits:
Demand deposit accounts	$703,736	$690,647
NOW accounts	340,194	298,337
Regular savings and club accounts	908,136	895,232
Money market deposit accounts	1,200,600	1,195,209
Term certificate accounts	1,076,195	1,069,844
Brokered deposits	389,860	401,484
Total deposits	4,618,721	4,550,753
Borrowings	399,547	516,555
Mortgagors' escrow accounts	10,370	8,537
Accrued interest payable	7,027	6,575
Other liabilities and accrued expenses	88,698	95,702
Total liabilities	5,124,363	5,178,122

Commitments and contingencies (Notes 7, 12 and 13)

Common stock, $0.01 par value; 150,000,000 shares authorized; 60,754,801 and 60,517,573 shares issued; 43,408,480 and 43,723,278 shares outstanding at March 31, 2025 and December 31, 2024, respectively	598	598
Additional paid-in capital	490,327	489,532
Retained earnings	375,710	373,861
Treasury stock, at cost, 17,346,321 and 16,794,295 shares at March 31, 2025 and December 31, 2024, respectively	(221,516)	(215,138)
Accumulated other comprehensive loss	(45,664)	(49,895)
Unearned compensation - ESOP	(23,488)	(23,947)
Total stockholders' equity	575,967	575,011
Total liabilities and stockholders' equity	$5,700,330	$5,753,133

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Income (unaudited)

	Three Months Ended March 31,
(in thousands, except share data)	2025	2024

Interest and dividend income:
Interest and fees on loans	$59,872	$59,937
Interest on loans held for sale	296	243
Interest on securities	1,993	2,065
Other interest and dividend income	2,278	4,659
Total interest and dividend income	64,439	66,904

Interest expense:
Interest on deposits	27,643	26,899
Interest on borrowings	5,327	9,423
Total interest expense	32,970	36,322

Net interest and dividend income	31,469	30,582
Provision for credit (benefits) losses	1,385	(168)

Net interest and dividend income, after provision for credit (benefits) losses	30,084	30,750

Noninterest income:
Mortgage banking income:
Gain on sale of mortgage loans	2,716	2,013
Changes in mortgage servicing rights fair value	(1,372)	54
Other	2,108	2,276
Total mortgage banking income	3,452	4,343
Deposit account fees	5,153	4,983
Income on retirement plan annuities	119	145
Bank-owned life insurance income	743	746
Other income	424	524
Total noninterest income	9,891	10,741

Noninterest expense:
Compensation and benefits	18,785	17,636
Occupancy and equipment	4,627	4,781
Data processing	2,625	2,479
Loan expenses	431	371
Marketing	588	816
Deposit expenses	843	690
Postage and printing	353	438
Professional fees	1,382	1,457
Foreclosed and repossessed assets	5	4
Deposit insurance	1,050	1,164
Other expenses	2,161	1,914
Total noninterest expense	32,850	31,750

Income before income taxes	7,125	9,741

Income tax provision	1,625	2,441

Net income	$5,500	$7,300

Earnings per common share:
Basic	$0.14	$0.17
Diluted	$0.14	$0.17
Weighted average shares outstanding:
Basic	40,344,922	41,912,421
Diluted	40,605,799	42,127,037

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024

Net income	$5,500	$7,300
Other comprehensive income:

Unrealized gain/loss on cashflow hedge:
Unrealized holding gains	23	718
Reclassification adjustment for net gains included in net income	(987)	(1,235)
Net change in unrealized losses on derivatives in cashflow hedging instruments	(964)	(517)
Related tax effect	256	148
Net-of-tax amount	(708)	(369)

Unrealized gain/loss on securities available for sale:
Unrealized holding gains (losses)	6,360	(4,940)
Related tax effect	(1,421)	348
Net-of-tax amount	4,939	(4,592)

Postretirement benefit:
Adjustment of accumulated obligation for postretirement benefits	3	(1)
Reclassification adjustment for gains recognized in net periodic benefit cost	(3)	(20)
Net gains	—	(21)

Total other comprehensive income (loss)	4,231	(4,982)

Comprehensive income	$9,731	$2,318

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

						Accumulated
	Common Stock		Additional		Treasury	Other	Unearned	Total
	Outstanding		Paid-in	Retained	Stock,	Comprehensive	Compensation	Stockholders'
(in thousands, except share data)	Shares	Amount	Capital	Earnings	at Cost	Income (Loss)	- ESOP	Equity

Balance at December 31, 2023	45,401,224	$598	$486,502	$359,656	$(193,590)	$(43,622)	$(25,785)	$583,759

Comprehensive income (loss)	—	—	—	7,300	—	(4,982)	—	2,318
Dividends declared of $0.08 per share	—	—	—	(3,365)	—	—	—	(3,365)
ESOP shares committed to be released (57,681 shares)	—	—	162	—	—	—	459	621
Restricted stock awards granted, net of forfeitures	193,073	—	—	—	—	—	—	—
Performance stock units vested	63,860	—	—	—	—	—	—	—
Share-based compensation expense	—		613	—	—	—	—	613
Treasury stock purchased	(603,151)	—	—	—	(6,263)	—	—	(6,263)

Balance at March 31, 2024	45,055,006	$598	$487,277	$363,591	$(199,853)	$(48,604)	$(25,326)	$577,683

Balance at December 31, 2024	43,723,278	$598	$489,532	$373,861	$(215,138)	$(49,895)	$(23,947)	$575,011

Comprehensive income	—	—	—	5,500	—	4,231	—	9,731
Dividends declared of $0.09 per share	—	—	—	(3,651)	—	—	—	(3,651)
ESOP shares committed to be released (57,681 shares)	—	—	200	—	—	—	459	659
Restricted stock awards granted, net of forfeitures	228,195	—	—	—	—	—	—	—
Performance stock units vested	9,033	—	—	—	—	—	—	—
Share-based compensation expense	—	—	595	—	—	—	—	595
Treasury stock purchased	(552,026)	—	—	—	(6,378)	—	—	(6,378)

Balance at March 31, 2025	43,408,480	$598	$490,327	$375,710	$(221,516)	$(45,664)	$(23,488)	$575,967

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024

Cash flows from operating activities:
Net income	$5,500	$7,300
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses (benefit)	1,385	(168)
Net amortization of securities premiums/discounts	74	88
Proceeds from sale of loans	125,945	92,798
Loans originated for sale	(105,861)	(87,755)
Accretion of net deferred loan costs/fees and premiums	(101)	(56)
Depreciation and amortization of premises and equipment	906	946
Change in mortgage servicing rights fair value	1,933	(275)
Mortgage servicing rights capitalized	(53)	(211)
Accretion of fair value adjustment on loans and deposits, net	(108)	(92)
Amortization of other intangible assets	189	189
Net gains on mortgage loan sales, including fair value adjustments	(2,620)	(1,790)
Bank-owned life insurance income	(743)	(746)
Income on retirement plan annuities	(119)	(145)
Net loss on disposal of premises and equipment	45	—
Net gain on sale and write-down of other real estate owned and repossessed assets	5	4
ESOP expense	659	621
Share-based compensation expense	595	613
Decrease in operating lease ROU assets	523	462
Decrease in operating lease liabilities	(540)	(443)
Change in other assets	1,842	(3,803)
Change in other liabilities	(6,094)	7,437
Net cash provided by operating activities	23,362	14,974

Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	4,543	4,801
Purchases	—	(10,689)
Activity in securities held to maturity:
Maturities, prepayment and calls	420	74
Net redemption of FHLB stock	4,947	533
Net loan repayments (originations)	23,487	(27,822)
Proceeds from sale of other real estate owned and repossessed assets	5	65
Additions to property and equipment	(208)	(110)
Net cash provided by (used in) investing activities	33,194	(33,148)

(continued)

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024

Cash flows from financing activities:
Net increase in deposits	67,968	6,615
Net change in short-term borrowed funds	(57,000)	(68,000)
Proceeds from borrowings	—	317,326
Repayment of borrowings	(60,008)	(63,408)
Net change in mortgagors' escrow accounts	1,833	1,492
Treasury stock purchased	(6,378)	(6,263)
Dividends paid	(3,550)	(3,497)
Net cash (used in) provided by financing activities	(57,135)	184,265

Net change in cash and cash equivalents	(579)	166,091

Cash and cash equivalents at beginning of period	231,071	227,350

Cash and cash equivalents at end of period	$230,492	$393,441

Supplemental cash flow information:
Interest paid on deposits	$26,850	$26,781
Interest paid on borrowed funds	5,635	7,501
Income taxes paid, net	4,666	2,103
Transfer of loans to other real estate owned and repossessed assets	6	41
Dividends declared	3,651	3,365

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The unaudited interim Consolidated Financial Statements of HarborOne Bancorp, Inc. presented herein have been prepared pursuant to the rules of the SEC for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by GAAP. In the opinion of Management, all adjustments and disclosures considered necessary for the fair presentation of the accompanying unaudited interim Consolidated Financial Statements have been included. Interim results are not necessarily reflective of the results of the entire year. The accompanying unaudited interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements for the years ended December 31, 2024 and 2023 and notes thereto included in the Company’s Annual Report on Form 10-K.

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

Merger

On April 24, 2025, the Company, the Bank, Eastern, and Eastern Bank entered into the Merger Agreement. Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Eastern will acquire the Company and the Bank through the merger of the Company with and into Eastern, with Eastern as the surviving entity (the “Merger”). The Merger Agreement further provides that following the Merger, the Bank will merge with and into Eastern Bank, with Eastern Bank as the surviving entity. Under the terms of the Merger Agreement, the Company’s shareholders will receive for each share of Company common stock, at the holder’s election, either (i) 0.765 shares of Eastern common stock (the “Stock Consideration”) or (ii) $12.00 in cash (the “Cash Consideration”), subject to allocation procedures to ensure that the total number of shares of the Company’s common stock that receive the Stock Consideration represents between 75% and 85% of the total number of shares of the Company’s common stock outstanding immediately prior to the completion of the Merger.

Each outstanding and unexercised option to acquire a share of Company common stock will be converted into an option to purchase that number of whole shares of Company Common Stock (rounded down to the nearest whole share) equal to the product of (i) the number of shares of HarborOne Common Stock subject to such HarborOne Stock Option multiplied by (ii) 0.765 (the “Exchange Ratio”) with an exercise price per share of Company Common Stock (rounded up to the nearest whole cent) equal to the quotient of (x) the exercise price per share of HarborOne Common Stock of such HarborOne Stock Option divided by (y) the Exchange Ratio. Except as expressly provided in the immediately preceding sentence, each such Company Stock Option replacing a HarborOne Stock Option will be subject to the same terms and conditions (including vesting and exercisability terms) as applied to the corresponding HarborOne Stock Option. Each restricted stock award of the Company, whether or not vested, that is outstanding immediately prior to the effective time of the Merger will fully vest and be canceled and converted into the right to receive the per share Cash Consideration and/or Stock Consideration (the “Merger Consideration”). In addition, each HarborOne performance-based restricted stock unit that is outstanding and unvested will accelerate in full and fully vest, with any applicable performance-based vesting condition to be deemed achieved at the target level of performance, and shall be converted into the right to receive the Merger Consideration.

Completion of the Merger is subject to customary closing conditions, including receipt of regulatory approvals and approval by the Company’s shareholders. The Company anticipates that the Merger will close during the fourth quarter of 2025, although Eastern has the right under the Merger Agreement to defer the closing until February 20, 2026 if the closing conditions are satisfied after October 31, 2025 but before February 20, 2026.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

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

Summary of Significant Accounting Policies and Recently Adopted Accounting Standards Updates

Significant accounting policies in effect and disclosed within the Company’s most recent audited Consolidated Financial Statements as of December 31, 2024 remain substantially unchanged.

2.DEBT SECURITIES

The following is a summary of securities available for sale and held to maturity:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value

	(in thousands)

March 31, 2025:
Securities available for sale
U.S. government and government-sponsored enterprise obligations	$42,143	$—	$5,454	$—	$36,689
U.S. government agency and government-sponsored residential mortgage-backed securities	279,192	214	53,449	—	225,957
SBA asset-backed securities	1,157	—	38	—	1,119
Corporate bonds	2,000	30	151	—	1,879
Total securities available for sale	$324,492	$244	$59,092	$—	$265,644

Securities held to maturity
U.S. government and government-sponsored enterprise obligations	$15,000	$—	$137	$—	$14,863
SBA asset-backed securities	4,211	—	7	—	4,204
Total securities held to maturity	$19,211	$—	$144	$—	$19,067

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value

	(in thousands)

December 31, 2024:
Securities available for sale
U.S. government and government-sponsored enterprise obligations	$42,143	$—	$6,480	$—	$35,663
U.S. government agency and government-sponsored residential mortgage-backed securities	283,523	43	58,569	—	224,997
SBA asset-backed securities	1,446	—	64	—	1,382
Corporate bonds	2,000	13	151	—	1,862
Total securities available for sale	$329,112	$56	$65,264	$—	$263,904

Securities held to maturity
U.S. government and government-sponsored enterprise obligations	$15,000	$—	$228	$—	$14,772
SBA asset-backed securities	4,627	—	114	—	4,513
Total securities held to maturity	$19,627	$—	$342	$—	$19,285

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Accrued interest receivable is excluded from the amortized cost basis of debt securities. Accrued interest receivable totaled $852,000 and $958,000 as of March 31, 2025 and December 31, 2024, respectively. At March 31, 2025,  available-for-sale debt securities with a fair value of $262.6 million and held-to-maturity securities with a fair value of $14.9 million were pledged as collateral to provide borrowing capacity through the Federal Reserve’s Discount Window.

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2025 is as follows:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(in thousands)

After 1 year through 5 years	$17,643	$16,029	$15,000	$14,863
After 5 years through 10 years	26,500	22,539	—	—
Over 10 years	—	—	—	—
	44,143	38,568	15,000	14,863

U.S. government agency and government-sponsored residential mortgage-backed securities	279,192	225,957	—	—
SBA asset-backed securities	1,157	1,119	4,211	4,204

Total	$324,492	$265,644	$19,211	$19,067

U.S. government-sponsored residential mortgage-backed securities and securities whose underlying assets are loans from the SBA have stated maturities of two to 30 years; however, it is expected that such securities will have shorter actual lives due to prepayments. U.S. government and government-sponsored enterprise obligations and corporate bonds are callable at the discretion of the issuer. U.S. government and government-sponsored enterprise obligations and corporate bonds with a total fair value of $53.4 million have a final maturity of two to seven years and a call feature of one month to two years. At March 31, 2025 there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholder equity.

There were no sales or calls of securities in the three months ended March 31, 2025 and 2024.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Information pertaining to securities with gross unrealized losses at March 31, 2025 and December 31, 2024, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Twelve Months and Over
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

	(in thousands)
March 31, 2025:
Securities available for sale

U.S. government and government-sponsored enterprise obligations	$—	$—	$5,454	$36,689
U.S. government agency and government-sponsored residential mortgage-backed securities	—	—	53,449	207,424
SBA asset-backed securities	—	—	38	1,119
Corporate bonds	—	—	151	849
	$—	$—	$59,092	$246,081

Securities held to maturity

U.S. government and government-sponsored enterprise obligations	$—	$—	137	14,863
SBA asset-backed securities	7	4,204	—	—
	$7	$4,204	$137	$14,863

December 31, 2024:
Securities available for sale

U.S. government and government-sponsored enterprise obligations	$-	$-	$6,480	$35,663
U.S. government agency and government-sponsored residential mortgage-backed securities	31	9,346	58,538	206,308
SBA asset-backed securities	-	-	64	1,382
Corporate bonds	-	-	151	849
	$31	$9,346	$65,233	$244,202

Securities held to maturity

U.S. government and government-sponsored enterprise obligations	$-	$-	228	14,772
SBA asset-backed securities	114	4,512	-	-
	$114	$4,512	$228	$14,772

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

As of March 31, 2025, the Company’s security portfolio consisted of 112 debt securities, 101 of which were in an unrealized loss position. The unrealized losses are primarily related to the Company’s debt securities that were issued by U.S. government-sponsored enterprises and agencies. The Company does not believe that the debt securities that were in an unrealized loss position as of March 31, 2025 represent a credit loss impairment. As of March 31, 2025, and December 31, 2024, the gross unrealized loss positions were primarily related to mortgage-backed securities and other obligations issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Total gross unrealized losses were primarily attributable to changes in interest rates relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.

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

Management expects to recover the entire amortized cost basis of the available-for-sale debt securities with an unrealized loss. Furthermore, the Company does not intend to sell these securities, and it is unlikely that the Company will be required to sell these securities, before recovery of their cost basis, which may be at maturity. Therefore, no ACL was recorded at March 31, 2025.

As of March 31, 2025, the held-to-maturity securities were U.S. government-sponsored enterprise obligations. These securities are guaranteed by the government-sponsored enterprise with a long history of no credit losses, and Management has determined these securities to have a zero loss expectation and therefore does not estimate an ACL on these securities.

3.LOANS HELD FOR SALE

The following table provides the fair value and contractual principal balance outstanding of loans held for sale accounted for under the fair value option:

	March 31,	December 31,
	2025	2024

	(in thousands)

Loans held for sale, fair value	$19,304	$36,768
Loans held for sale, contractual principal outstanding	18,837	36,205
Fair value less unpaid principal balance	$467	$563

The Company has elected the fair value option for mortgage loans held for sale to better match changes in fair value of the loans with changes in the fair value of the forward sale commitment contracts used to economically hedge them. Changes in fair value of mortgage loans held for sale accounted for under the fair value option election amounted to a decrease of $96,000 in the three months ended March 31, 2025 to $467,000, compared to a decrease of $222,000 in the three months ended March 31, 2024 to $309,000. These amounts are offset in earnings by the changes in fair value of forward sale commitments. The changes in fair value are reported as a component of gain on sale of mortgage loans in the unaudited Consolidated Statements of Income.

At March 31, 2025 and December 31, 2024, there were no loans held for sale that were greater than 90 days past due.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

4.LOANS AND ALLOWANCE FOR CREDIT LOSSES

A summary of the balances of loans follows:

	March 31,	December 31,
	2025	2024

	(in thousands)
Commercial:
Commercial real estate	$2,272,480	$2,280,309
Commercial construction	216,013	252,691
Commercial and industrial	627,480	594,453
Total commercial loans	3,115,973	3,127,453

Residential real estate:
One- to four-family	1,487,942	1,506,571
Second mortgages and equity lines of credit	190,621	189,598
Residential real estate construction	10,551	11,307
Total residential real estate loans	1,689,114	1,707,476

Consumer loans:
Auto	7,672	8,550
Personal	7,707	8,940
Total consumer loans	15,379	17,490

Total loans before basis adjustment	4,820,466	4,852,419
Basis adjustment associated with fair value hedge (1)	567	80
Total loans	4,821,033	4,852,499
Allowance for credit losses on loans	(49,323)	(56,101)
Loans, net	$4,771,710	$4,796,398

(1) Represents the basis adjustment associated with the application of hedge accounting on certain loans. Refer to Note 10 - Derivatives.

The net unamortized deferred loan origination fees and costs included in total loans and leases were $8.9 million and $8.8 million as of March 31, 2025 and December 31, 2024, respectively.

The Company has transferred a portion of its originated commercial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying unaudited interim Consolidated Balance Sheets. The Company and participating lenders share ratably in cash flows and any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders, and disburses required escrow funds to relevant parties. At March 31, 2025 and December 31, 2024, the Company was servicing loans for participants in the aggregate amounts of $438.5 million and $431.4 million, respectively.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents the activity in the ACL on loans for the three months ended March 31, 2025 and 2024:

					Second
					Mortgages
			Commercial		and	Residential
	Commercial	Commercial	and	One- to Four-	Equity Lines	Real Estate
	Real Estate	Construction	Industrial	Family	of Credit	Construction	Consumer	Total

	(in thousands)

Balance at December 31, 2024	$30,764	$4,257	$10,700	$8,720	$1,348	$186	$126	$56,101

Charge-offs	(8,304)		(384)				(28)	(8,716)
Recoveries	4		22		10		11	47
Provision	2,360	(800)	628	(130)	(155)	(18)	6	1,891
Balance at March 31, 2025	$24,824	$3,457	$10,966	$8,590	$1,203	$168	$115	$49,323

					Second
					Mortgages
			Commercial		and	Residential
	Commercial	Commercial	and	One- to Four-	Equity Lines	Real Estate
	Real Estate	Construction	Industrial	Family	of Credit	Construction	Consumer	Total

	(in thousands)

Balance at December 31, 2023	$21,288	$4,824	$8,107	$12,101	$964	$418	$270	$47,972

Charge-offs	—	—	(228)	—	—	—	(49)	(277)
Recoveries	100	—	46	—	3	—	3	152
Provision	(125)	498	138	(66)	(25)	(87)	5	338
Balance at March 31, 2024	$21,263	$5,322	$8,063	$12,035	$942	$331	$229	$48,185

Individually analyzed loans include non-accrual loans and certain other loans based on the underlying risk characteristics and the discretion of Management to individually analyze such loans. As of March 31, 2025, the carrying value of individually analyzed loans amounted to $78.7 million, with a related allowance of $2.3 million, and $59.3 million of individually analyzed loans were considered collateral-dependent. As of December 31, 2024, the carrying value of individually analyzed loans amounted to $87.2 million, with a related allowance of $7.8 million, and $67.2 million of individually analyzed loans were considered collateral-dependent.

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

The following table presents the carrying value of collateral-dependent individually analyzed loans as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Carrying	Related	Carrying	Related
	Value	Allowance	Value	Allowance

	(in thousands)
Commercial:
Commercial real estate (1)	$36,261	$457	$44,983	$5,426
Commercial and industrial (2)	11,378	87	11,935	560
Commercial construction	—	—	—	—
Total Commercial	47,639	544	56,918	5,986
Residential real estate (1)	11,704	90	10,321	—
Total	$59,343	$634	$67,239	$5,986

(1) The collateral type is real estate.

(2) The collateral type is business enterprise value and business assets.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following is a summary of past due and non-accrual loans at March 31, 2025 and December 31, 2024:

			90 Days		Non-accrual Loans
	30-59 Days	60-89 Days	or More	Total	With	Without
	Past Due	Past Due	Past Due	Past Due	an ACL	an ACL

	(in thousands)
March 31, 2025
Commercial real estate	$30	$8,610	$—	$8,640	$—	$8,610
Commercial construction	—	—	—	—	—	—
Commercial and industrial	3,039	3	1,461	4,503	152	10,386
Residential real estate:
One- to four-family	8,688	1,131	5,937	15,756	306	10,458
Second mortgages and equity lines of credit	221	137	450	808	—	941
Consumer:
Auto	26	—	8	34	9	—
Personal	33	16	31	80	40	—
Total	$12,037	$9,897	$7,887	$29,821	$507	$30,395

December 31, 2024
Commercial real estate	$3,803	$40	$—	$3,843	$16,836	$—
Commercial construction	—	—	—	—	—	—
Commercial and industrial	8,273	684	1,269	10,226	665	1,539
Residential real estate:
One- to four-family	8,589	7,014	6,670	22,273	—	9,545
Second mortgages and equity lines of credit	466	312	183	961	89	775
Consumer:
Auto	52	10	—	62	—	—
Personal	42	16	4	62	14	—
Total	$21,225	$8,076	$8,126	$37,427	$17,604	$11,859

At March 31, 2025 and December 31, 2024, there were no loans past due 90 days or more and still accruing.

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

The following table presents the amortized cost basis of loans at March 31, 2025 that were both experiencing financial difficulty and modified during the three months ended March 31, 2025 by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

	Three Months Ended March 31, 2025
			Combination Term	Total Class
	Term	Interest Rate	Extension Interest Rate	of Financing
	Extension	Reduction	Reduction	Receivable

	(in thousands)

Residential real estate	$—	$—	$429	0.03%

Total	$—	$—	$429

The financial effect of the modifications to the loan in the residential real estate category was a reduced weighted-average contractual rate from 6.63% to 5.0%, and an additional 11.4 years to the life of the loan. There were no material loan modifications based on borrower financial difficulty during the three months ended March 31, 2024.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. As of March 31, 2025, modified loans to borrowers experiencing financial difficulty had a current payment status. During the three months ended March 31, 2025 and 2024, there were no loans to borrowers experiencing financial difficulty that had a payment default and were modified in the twelve months prior to that default. Default is determined at 90 or more days past due, upon charge-off, or upon foreclosure. Modified loans in default are individually evaluated for the allowance for credit losses or if the modified loan is deemed uncollectible, the loan, or a portion of the loan, is written off, and the allowance for credit losses is adjusted accordingly.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table summarizes the Company’s loan portfolio by credit quality indicator and loan portfolio segment as of March 31, 2025:

								Revolving
							Revolving	Loans
							Loans	Converted
	Term Loans at Amortized Cost by Origination Year						Amortized	to Term
	2025	2024	2023	2022	2021	Prior	Cost	Loans	Total

	(in thousands)
Balance at March 31, 2025

Commercial real estate
Pass	$10,814	$83,643	$160,911	$733,666	$465,523	$670,876	$—	$—	$2,125,433
Special mention	—	—	7,064	49,623	10,967	24,136	—	—	91,790
Substandard	—	—	5,921	27,018	—	13,708	—	—	46,647
Doubtful	—	—	—	8,610	—	—	—	—	8,610
Total commercial real estate	10,814	83,643	173,896	818,917	476,490	708,720	—	—	2,272,480
YTD gross charge-offs	—	—	—	8,298	—	6	—	—	8,304

Commercial and industrial
Pass	28,905	85,922	71,157	78,126	80,540	150,752	107,456	—	602,858
Special mention	—	4	6,222	1,650	—	1,283	—	—	9,159
Substandard	—	—	61	2,798	3,767	3,593	3,750	—	13,969
Doubtful	—	—	—	—	—	1,320	174	—	1,494
Total commercial and industrial	28,905	85,926	77,440	82,574	84,307	156,948	111,380	—	627,480
YTD gross charge-offs	—	180	48	—	—	156	—	—	384

Commercial construction
Pass	860	33,898	49,671	78,517	35,835	—	1,827	—	200,608
Special mention	—	—	—	15,405	—	—	—	—	15,405
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction	860	33,898	49,671	93,922	35,835	—	1,827	—	216,013
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

Residential real estate
Accrual	6,924	83,455	123,742	406,850	447,088	426,244	180,689	2,417	1,677,409
Non-accrual	—	—	—	852	664	9,601	570	18	11,705
Total residential real estate	6,924	83,455	123,742	407,702	447,752	435,845	181,259	2,435	1,689,114
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer
Accrual	2,174	4,306	3,521	2,772	900	744	913	—	15,330
Non-accrual	—	—	27	4	—	—	18	—	49
Total Consumer	2,174	4,306	3,548	2,776	900	744	931	—	15,379
YTD gross charge-offs	—	17	3	—	—	8	—	—	28

Total loans before basis adjustment	$49,677	$291,228	$428,297	$1,405,891	$1,045,284	$1,302,257	$295,397	$2,435	$4,820,466
Total YTD gross charge-offs	$—	$197	$51	$8,298	$—	$170	$—	$—	$8,716

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table summarizes the Company’s loan portfolio by credit quality indicator and loan portfolio segment as of December 31, 2024:

								Revolving
							Revolving	Loans
							Loans	Converted
	Term Loans at Amortized Cost by Origination Year						Amortized	to Term
	2024	2023	2022	2021	2020	Prior	Cost	Loans	Total

	(in thousands)
Balance at December 31, 2024

Commercial real estate
Pass	$82,833	$162,401	$743,173	$433,482	$190,543	$525,120	$-	$-	$2,137,552
Special mention	-	6,872	39,614	7,539	12,077	12,149	-	-	78,251
Substandard	-	6,598	44,191	-	-	13,717	-	-	64,506
Doubtful	-	-	-	-	-	-	-	-	—
Total commercial real estate	82,833	175,871	826,978	441,021	202,620	550,986	-	-	2,280,309
YTD gross charge-offs	-	-	-	-	-	-	-	-	—

Commercial and industrial
Pass	80,926	78,767	72,636	82,638	63,043	93,493	104,897	-	576,400
Special mention	5	-	1,703	-	-	1,279	2,783	-	5,770
Substandard	-	178	2,874	3,844	-	3,841	260	-	10,997
Doubtful	-	-	-	-	-	1,237	49	-	1,286
Total commercial and industrial	80,931	78,945	77,213	86,482	63,043	99,850	107,989	-	594,453
YTD gross charge-offs	69	26	303	122	74	34	-	-	628

Commercial construction
Pass	31,074	45,739	82,447	73,657	-	-	1,972	-	234,889
Special mention	-	-	17,802	-	-	-	-	-	17,802
Substandard	-	-	-	-	-	-	-	-	—
Doubtful	-	-	-	-	-	-	-	-	—
Total commercial construction	31,074	45,739	100,249	73,657	-	-	1,972	-	252,691
YTD gross charge-offs	-	-	-	-	-	-	-	-	—

Residential real estate
Accrual	85,268	125,741	413,118	452,081	192,734	246,206	179,516	2,403	1,697,067
Non-accrual	-	-	469	673	113	8,572	577	5	10,409
Total residential real estate	85,268	125,741	413,587	452,754	192,847	254,778	180,093	2,408	1,707,476
YTD gross charge-offs	-	-	-	-	-	-	-	-	—

Consumer
Accrual	7,134	4,040	3,186	1,113	279	720	1,004	-	17,476
Non-accrual	3	-	11	-	-	-	-	-	14
Total Consumer	7,137	4,040	3,197	1,113	279	720	1,004	-	17,490
YTD gross charge-offs	-	63	35	25	10	21	-	-	154

Total loans before basis adjustment	$287,243	$430,336	$1,421,224	$1,055,027	$458,789	$906,334	$291,058	$2,408	$4,852,419
Total YTD gross charge-offs	$69	$89	$338	$147	$84	$55	$—	$—	$782

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

5.	MORTGAGE LOAN SERVICING

The Company sells residential mortgages to government-sponsored enterprises and other parties. The Company retains no beneficial interests in these loans, but it may retain the servicing rights of the loans sold. Mortgage loans serviced for others are not included in the accompanying unaudited interim Consolidated Balance Sheets. The risks inherent in MSRs relate primarily to changes in prepayments that generally result from shifts in mortgage interest rates. The unpaid principal balance of mortgage loans serviced for others was $3.31 billion and $3.36 billion as of March 31, 2025 and December 31, 2024, respectively.

The Company accounts for MSRs at fair value. The Company obtains and reviews valuations from an independent third party to determine the fair value of MSRs. Key assumptions used in the estimation of fair value include prepayment speeds, discount rates, and default rates. At March 31, 2025 and December 31, 2024, the following weighted average assumptions were used in the calculation of fair value of MSRs:

	March 31,	December 31,
	2025	2024
Prepayment speed	7.90%	7.67%
Discount rate	9.92	9.97
Default rate	1.85	1.83

The following summarizes changes to MSRs for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024

	(in thousands)

Balance, beginning of period	$44,500	$46,111
Additions	53	211
Changes in fair value due to:
Reductions from loans paid off during the period	(782)	(769)
Changes in valuation inputs or assumptions	(1,151)	1,044
Balance, end of period	$42,620	$46,597

Contractually specified servicing fees, net of subservicing expense, included in other mortgage banking income amounted to $1.8 million and $2.0 million for the three ended March 31, 2025 and 2024, respectively.

6.GOODWILL AND OTHER INTANGIBLE ASSETS

At March 31, 2025 and December 31, 2024, the carrying value of the Bank’s goodwill was $59.0 million as of both dates.

Goodwill is tested for impairment annually on October 31 or on an interim basis if an event triggering impairment may have occurred. As of March 31, 2025, the Company assessed whether there were additional events or changes in circumstances since its annual goodwill impairment test that would indicate that it was more likely than not that the fair value of the reporting unit was less than the reporting unit’s carrying amounts that would require an interim impairment assessment after October 31, 2024, including evaluating the reporting unit value as compared to the value implied by the merger agreement.

Management considered the merger agreement to be a triggering event under ASC 350. Accordingly, an interim qualitative assessment was performed. The qualitative assessment indicated that it was not more likely than not that impairment existed at March 31, 2025.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The process of evaluating fair value is highly subjective and requires significant judgment and estimates. The goodwill at the Bank is at risk of future impairment in the event of a sustained decline in the value of its stock as well as values of other financial institutions, declines in revenue for the Company beyond current forecasts, or significant adverse changes in the operating environment for the financial industry.

Other intangible assets were $568,000 and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company determined that there was no triggering event that warranted an interim impairment test at March 31, 2025.

7.DEPOSITS

A summary of deposit balances, by type, is as follows:

	March 31,	December 31,
	2025	2024

	(in thousands)

NOW and demand deposit accounts	$1,043,930	$988,984
Regular savings and club accounts	908,136	895,232
Money market deposit accounts	1,200,600	1,195,209
Total non-certificate accounts	3,152,666	3,079,425

Term certificate accounts greater than $250,000	307,098	303,334
Term certificate accounts less than or equal to $250,000	769,097	766,510
Brokered deposits	389,860	401,484
Total certificate accounts	1,466,055	1,471,328
Total deposits	$4,618,721	$4,550,753

Total municipal deposits included in the table amounted to $478.9 million at March 31, 2025 and $519.5 million at December 31, 2024. Municipal deposits are generally required to be fully insured. The Company provides supplemental insurance for municipal deposits through a reciprocal deposit program and letters of credit offered by the FHLB. The Company participates in a reciprocal deposit program with other financial institutions that provides access to FDIC-insured deposit products in aggregate amounts exceeding the current limits for depositors. At March 31, 2025 and December 31, 2024, total reciprocal deposits were $399.1 million and $376.3 million, respectively.

A summary of certificate accounts by maturity at March 31, 2025 is as follows:

		Weighted
		Average
	Amount	Rate

	(dollars in thousands)

Within 1 year	$1,287,399	4.32%
Over 1 year to 2 years	172,747	4.30
Over 2 years to 3 years	2,848	3.11
Over 3 years to 4 years	1,457	2.97
Over 4 years to 5 years	1,604	3.43
Total certificate deposits	$1,466,055	4.31%

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

8.BORROWINGS

Borrowed funds at March 31, 2025 and December 31, 2024 consisted of FHLB advances. Short-term advances were $155.0 million and $212.0 million with a weighted average rate of 4.53% and 4.50%, at March 31, 2025 and December 31, 2024, respectively. Long-term borrowings are summarized by maturity date below.

	March 31, 2025			December 31, 2024
	Amount by		Weighted	Amount by		Weighted
	Scheduled	Amount by	Average	Scheduled	Amount by	Average
	Maturity*	Call Date (1)	Rate (2)	Maturity*	Call Date (1)	Rate (2)

	(dollars in thousands)
Year ending December 31:
2025	$987	170,987	—%	$60,987	230,987	4.32%
2026	75,000	40,000	4.39	75,000	40,000	4.39
2027	85,000	—	4.17	85,000	—	4.17
2028	59,198	19,198	4.04	59,198	19,198	4.04
2029	23,128	13,128	4.06	23,128	13,128	4.06
2030	—	—	—	—	—	—
2031 and thereafter	1,234	1,234	1.68	1,242	1,242	1.68
	$244,547	244,547	4.17%	$304,555	$304,555	4.21%

* Includes an amortizing advance requiring monthly principal and interest payments.

(1) Callable FHLB advances are shown in the respective periods assuming that the callable debt is redeemed at the call date, while all other advances are shown in the periods corresponding to their scheduled maturity date. There were 9 callable advances at March 31, 2025.

(2) Weighted average rates are based on scheduled maturity dates.

The FHLB advances are secured by a blanket security agreement which requires the Bank to maintain certain qualifying assets as collateral, principally residential mortgage loans and commercial real estate loans held in the Bank’s portfolio. The carrying value of the loans pledged as collateral for these borrowings totaled $2.10 billion at March 31, 2025 and $2.16 billion at December 31, 2024. As of March 31, 2025, the Company had $762.0 million of available borrowing capacity with the FHLB.

The Federal Reserve Discount Window extends credit based on eligible collateral. At March 31, 2025, the Bank had $629.4 million of borrowing capacity at the FRBB secured by pledged loans and securities whose collateral value was $362.1 million and $267.3 million, respectively. At March 31, 2025, there was no balance outstanding. The Company also has additional borrowing capacity under a $25.0 million unsecured federal funds line with a correspondent bank.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

9.OTHER COMMITMENTS AND CONTINGENCIES

ACL on Unfunded Commitments

The ACL on unfunded commitments amounted to $3.0 million and $3.4 million at March 31, 2025 and 2024, respectively. The activity in the ACL on unfunded commitments for the three months ended March 31, 2025 and 2024 is presented below:

	Commercial	Commercial	Commercial	Residential
	Real Estate	Construction	and Industrial	Real Estate	Consumer	Total

	(in thousands)

Balance at December 31, 2024	$947	$1,398	$793	$359	$9	$3,506
Provision	(40)	(354)	(103)	(9)	—	(506)
Balance at March 31, 2025	$907	$1,044	$690	$350	$9	$3,000

Balance at December 31, 2023	$411	$2,351	$882	$254	$20	$3,918
Provision	(51)	(421)	(37)	4	(1)	(506)
Balance at March 31, 2024	$360	$1,930	$845	$258	$19	$3,412

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

The following off-balance sheet financial instruments were outstanding at March 31, 2025 and December 31, 2024. The contract amounts represent credit risk.

	March 31,	December 31,
	2025	2024

	(in thousands)

Commitments to grant residential real estate loans-HarborOne Mortgage	$50,920	$38,929
Commitments to grant other loans	48,522	25,191
Unadvanced funds on home equity lines of credit	285,840	281,890
Unadvanced funds on revolving lines of credit	242,041	270,735
Unadvanced funds on construction loans	142,615	166,726

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

As of March 31, 2025, the Company had two interest rate swap agreements with a notional amount of $100.0 million that were designated as a fair value hedge of fixed-rate residential mortgages. The hedges were determined to be effective during the three months ended March 31, 2025, and the Company expects the hedges to remain effective during the remaining terms of the swaps.

The following amounts were recorded on the Consolidated Balance Sheets related to cumulative basis adjustment for fair value hedges as of the dates indicated:

			Cumulative Amount of Fair Value
			Hedging Adjustment Included in the
Line Item in the Consolidated Balance Sheets	Carrying Amount of the Hedged		Carrying Amount of the Hedged
in Which the Hedged Item is Included	Assets		Assets
	March 31,	December 31,	March 31,	December 31,
	2025	2024	2025	2024

	(in thousands)

Loans held for investment (1)	$100,567	$100,080	$567	$80
Total	$100,567	$100,080	$567	$80

(1) These amounts were included in the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At March 31, 2025, the amortized cost basis of the closed portfolios used in these hedging relationships was $1.12 billion; the cumulative basis adjustments associated with these hedging relationships was $567,000 and the amount of the designated hedged items were $100.0 million.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

As of March 31, 2025, the Company had one interest rate swap agreement with a notional amount of $100.0 million that was designated as a cashflow hedge of brokered deposits. The interest rate swap agreement has an average maturity of 0.02 years, the current weighted average fixed rate paid is 0.67%, the weighted average three-month SOFR swap receive rate is 4.64%, and the fair value is $76,000. The Company expects approximately $76,000 related to the cashflow hedge to be reclassified to interest expense, from other comprehensive income, in the next twelve months.

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

Interest Rate Futures -The Company uses interest rate futures to mitigate the impact of fluctuations in interest rates and interest rate volatility on the fair value of the MSRs. Changes in their fair value are reflected in current-period earnings in mortgage banking income.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

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

The following table presents the outstanding notional balances and fair values of outstanding derivative instruments:

		Assets	Liabilities
	Notional	Fair	Fair
	Amount	Value	Value

	(in thousands)
March 31, 2025:
Derivatives designated as hedging instruments
Fair value hedge - interest rate swaps	$100,000	$—	$455
Cashflow hedge - interest rate swaps	100,000	76	—
Total derivatives designated as hedging instruments		$76	$455
Derivatives not designated as hedging instruments
Derivative loan commitments	$41,938	$540	$54
Forward loan sale commitments	28,500	9	63
Interest rate swaps	980,343	18,850	18,850
Risk participation agreements	215,355	—	—
Interest Rate Futures	31,600	595	—
Total derivatives not designated as hedging instruments		$19,994	$18,967
Total derivatives		$20,070	$19,422

December 31, 2024:
Derivatives designated as hedging instruments
Fair value hedge - interest rate swaps	$100,000	$112	$84
Cashflow hedge - interest rate swaps	$100,000	$1,040	$—
Total derivatives designated as hedging instruments		$1,152	$84
Derivatives not designated as hedging instruments
Derivative loan commitments	$38,929	$374	$61
Forward loan sale commitments	50,500	382	4
Interest rate swaps	1,015,448	23,021	23,021
Risk participation agreements	216,245	—	—
Interest Rate Futures	35,400	—	376
Total derivatives not designated as hedging instruments		$23,777	$23,462
Total derivatives		$24,929	$23,546

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents the recorded net gains and losses pertaining to the Company’s derivative instruments:

	Location of gain (loss)
	recognized in	Three Months Ended March 31,
	Income	2025	2024

		(in thousands)
Derivatives designated as fair value hedge
Hedged items - loans	Interest income	$488	$(1,429)
Interest rate swap contracts	Interest income	(483)	1,420
Total		$5	$(9)
Derivatives not designated as hedging instruments
Derivative loan commitments	Mortgage banking income	$174	$57
Forward loan sale commitments	Mortgage banking income	(431)	310
Interest rate futures	Mortgage banking income	561	(221)
Interest rate swaps	Other income	—	—
Total		$304	$146

The effect of cashflow hedge accounting on accumulated other comprehensive income is as follows:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Derivatives designated as hedging instruments
Loss in OCI on derivatives (effective portion), net of tax	$(708)	$(369)
Gain reclassified from OCI into interest income (effective portion)	$987	$1,235

Master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral or cash funds, in the event of default on, or termination of, any one contract. Collateral is provided by cash or securities received or posted by the counterparty with net liability positions, respectively, in accordance with contract thresholds.

The following table presents the offsetting of derivatives and amounts subject to an enforceable master netting arrangement, not offset in the Consolidated Balance Sheets at March 31, 2025:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
			Net Amounts
	Gross Amounts	Gross Amounts	Assets (Liabilities)		Cash
	of Recognized	Offset in the	presented in the		Collateral
	Assets	Consolidated	Consolidated	Financial	(Received)	Net
	(Liabilities)	Balance Sheets	Balance Sheets	Instruments	Posted	Amount

	(in thousands)
Derivatives designated as hedging instruments
Interest rate swap on deposits	$76	$—	$76	$—	$(76)	$—
Interest rate swap on residential real estate loans	$(455)	$—	$(455)	$—	$510	$55
Derivatives not designated as hedging instruments
Customer interest rate swaps	$15,842	$—	$15,842	$—	$(14,524)	$1,318

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

11.OPERATING LEASE ROU ASSETS AND LIABILITIES

Operating lease ROU assets, included in other assets, were $20.4 million and $20.9 million at March 31, 2025 and December 31, 2024, respectively.

Operating lease liabilities, included in other liabilities and accrued expenses, were $22.1 million and $22.7 million at March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025 and December 31, 2024, there were no leases that had not yet commenced. At March 31, 2025, lease expiration dates ranged from nine months to 32.9 years and had a weighted average remaining lease term of 15.8 years. At December 31, 2024, lease expiration dates ranged from two months to 33.2 years and had a weighted average remaining lease term of 15.9 years.

Future minimum lease payments under non-cancellable leases and a reconciliation to the amount recorded as operating lease liabilities as of March 31, 2025 were as follows:

March 31,
2025
(in thousands)

2025	$2,137
2026	2,679
2027	2,555
2028	2,296
2029	2,045
Thereafter	15,083
Total lease payments	26,795
Imputed interest	(4,652)
Total present value of operating lease liabilities	$22,143

The weighted-average discount rate and remaining lease term for operating leases were as follows:

	March 31, 2025	December 31, 2024
Weighted-average discount rate	2.16%	2.15%
Weighted-average remaining lease term (years)	15.81	15.85

Rental expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease components, such as fair-market value adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

The following table presents the components of total lease expense:

	Three Months Ended
	March 31,
	2025	2024

	(in thousands)
Lease Expense:
Operating lease expense	$690	$747
Short-term lease expense	31	26
Variable lease expense	6	5
Total lease expense	$727	$778
Other Information
Cash paid for amounts included in the measurement of lease liabilities-
operating cash flows for operating leases	706	737
Operating Lease - Operating cash flows (Liability reduction)	591	615
ROU assets obtained in exchange for new operating lease liabilities	51	38

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

At March 31, 2025, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements, and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The capital levels of both the Company and the Bank at March 31, 2025 also exceeded the minimum capital requirements, including the currently applicable capital conservation buffer of 2.5%.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The Company’s and the Bank’s actual regulatory capital ratios as of March 31, 2025 and December 31, 2024 are presented in the table below.

					Minimum Required to be
					Considered "Well Capitalized"
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
HarborOne Bancorp, Inc.
March 31, 2025
Common equity Tier 1 capital to risk-weighted assets	$562,181	11.9%	$213,244	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	562,181	11.9	284,325	6.0	N/A	N/A
Total capital to risk-weighted assets	614,504	13.0	379,100	8.0	N/A	N/A
Tier 1 capital to average assets	562,181	9.8	228,390	4.0	N/A	N/A

December 31, 2024
Common equity Tier 1 capital to risk-weighted assets	$565,319	11.8%	$215,789	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	565,319	11.8	287,718	6.0	N/A	N/A
Total capital to risk-weighted assets	624,926	13.0	383,624	8.0	N/A	N/A
Tier 1 capital to average assets	565,319	9.8	229,865	4.0	N/A	N/A

HarborOne Bank
March 31, 2025
Common equity Tier 1 capital to risk-weighted assets	$525,104	11.1%	$213,251	4.5%	$308,030	6.5%
Tier 1 capital to risk-weighted assets	525,104	11.1	284,335	6.0	379,113	8.0
Total capital to risk-weighted assets	577,427	12.2	379,113	8.0	473,892	10.0
Tier 1 capital to average assets	525,104	9.2	228,360	4.0	285,450	5.0

December 31, 2024
Common equity Tier 1 capital to risk-weighted assets	$528,185	11.0%	$215,846	4.5%	$311,778	6.5%
Tier 1 capital to risk-weighted assets	528,185	11.0	287,795	6.0	383,727	8.0
Total capital to risk-weighted assets	587,792	12.3	383,727	8.0	479,659	10.0
Tier 1 capital to average assets	528,185	9.2	229,836	4.0	287,295	5.0

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

13.COMPREHENSIVE (LOSS) INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the stockholders’ equity section of the unaudited Consolidated Balance Sheets, such items, along with net income, are components of comprehensive (loss) income.

The following table presents changes in accumulated other comprehensive (loss) income by component for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025				2024

	Post-	Available-	Cash		Post-	Available-	Cash
	retirement	for-Sale	Flow		retirement	for-Sale	Flow
	Benefit	Securities	Hedge	Total	Benefit	Securities	Hedge	Total

	(in thousands)

Balance at beginning of period	$(46)	$(50,620)	$771	$(49,895)	$85	$(47,373)	$3,666	$(43,622)

Other comprehensive (loss) income before reclassifications	3	6,360	23	6,386	(1)	(4,940)	718	(4,223)
Amounts reclassified from accumulated other comprehensive (loss) income	(3)	—	(987)	(990)	(20)	—	(1,235)	(1,255)
Net current-period other comprehensive (loss) income	—	6,360	(964)	5,396	(21)	(4,940)	(517)	(5,478)
Related tax effect	—	(1,421)	256	(1,165)	—	348	148	496
Balance at end of period	$(46)	$(45,681)	$63	$(45,664)	$64	$(51,965)	$3,297	$(48,604)

14.FAIR VALUE OF ASSETS AND LIABILITIES

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

●	Level 1 – Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
●	Level 2 – Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
●	Level 3 – Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The following methods and assumptions were used by the Company in estimating fair value disclosures:

Debt Securities – Available-for-sale debt securities are recorded at fair value on a recurring basis. When available, the Company uses quoted market prices to determine the fair value of debt securities; such items are classified as Level 1. There were no Level 1 securities held at March 31, 2025 and December 31, 2024.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Debt securities not actively traded whose fair value is determined through the use of cash flows utilizing inputs that are unobservable are classified as Level 3. There were no Level 3 securities held at March 31, 2025 and December 31, 2024.

Loans held for sale - The fair value of mortgage loans held for sale is estimated based on current market prices for similar loans in the secondary market and therefore are classified as Level 2 assets. There were no mortgage loans held for sale 90 days or more past due as of March 31, 2025 and December 31, 2024.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Forward loan sale commitments and derivative loan commitments - Forward loan sale commitments and derivative loan commitments are based on fair values of the underlying mortgage loans and the probability of such commitments being exercised. The assumptions for pull-through rates are derived from internal data and adjusted using Management judgment. Derivative loan commitments include the value of servicing rights and non-refundable costs of originating the loan based on the Company’s internal cost analysis that is not observable. The weighted average pull-through rate for derivative loan commitments was approximately 92% and 91% at March 31, 2025 and December 31, 2024, respectively.

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

Although the Company has determined that the majority of the inputs used to value its interest rate swaps and risk participation agreements fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with interest rate contracts and risk participation agreements utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of March 31, 2025 and December 31, 2024, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company classified its derivative valuations in their entirety as Level 2.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

				Total
	Level 1	Level 2	Level 3	Fair Value

	(in thousands)
March 31, 2025
Assets

Securities available for sale	$—	$265,644	$—	$265,644
Loans held for sale	—	19,304	—	19,304
Mortgage servicing rights	—	42,620	—	42,620
Derivatives	—	19,521	549	20,070
	$—	$347,089	$549	$347,638
Liabilities

Derivatives	$—	$19,305	$117	$19,422

December 31, 2024
Assets

Securities available for sale	$—	$263,904	$—	$263,904
Loans held for sale	—	36,768	—	36,768
Mortgage servicing rights	—	44,500	—	44,500
Derivatives	—	24,173	756	24,929
	$—	$369,345	$756	$370,101
Liabilities

Derivatives	$—	$23,481	$65	$23,546

The table below presents, for the three months ended March 31, 2025 and 2024, the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis.

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Assets: Derivative and Forward Loan Sale Commitments:
Balance at beginning of period	$756	$484
Total losses included in net income (1)	(207)	(35)
Balance at end of period	$549	$449
Changes in unrealized gains relating to instruments at period end	$549	$449

Liabilities: Derivative and Forward Loan Sale Commitments:
Balance at beginning of period	$(65)	$(451)
Total (losses) gains included in net income (1)	(52)	401
Balance at end of period	$(117)	$(50)
Changes in unrealized losses relating to instruments at period end	$(117)	$(50)

(1) Included in mortgage banking income on the Consolidated Statements of Income.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Assets Measured at Fair Value on a Non-recurring Basis

The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with GAAP. The following is a summary of applicable non-recurring fair value measurements. There are no liabilities measured at fair value on a non-recurring basis at March 31, 2025 or December 31, 2024.

	March 31,			December 31,
	2025			2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

	(in thousands)

Collateral-dependent individually analyzed loans	$—	$—	$15,037	$—	$—	$47,463

The table below presents quantitative information about significant unobservable inputs (Level 3) for assets measured at fair value on a non-recurring basis at the dates indicated.

	Fair Value
	March 31,	December 31,	Valuation Technique
	2025	2024

	(in thousands)

Collateral-dependent individually analyzed loans	$15,037	$47,463	Appraisals of collateral (1)

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

	March 31, 2025
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total

	(in thousands)

Financial assets:
Cash and cash equivalents	$230,492	$230,492	$—	$—	$230,492
Securities available for sale	265,644	—	265,644	—	265,644
Securities held to maturity	19,211	—	19,067	—	19,067
Federal Home Loan Bank stock	18,330	N/A	N/A	N/A	N/A
Loans held for sale	19,304	—	19,304	—	19,304
Loans, net	4,771,710	—	—	4,581,889	4,581,889
Retirement plan annuities	15,817	—	—	15,817	15,817
Accrued interest receivable	18,158	—	18,158	—	18,158
Derivatives	20,070	—	19,521	549	20,070

Financial liabilities:
Deposits	4,618,721	—	—	4,618,333	4,618,333
Borrowed funds	399,547	—	400,102	—	400,102
Mortgagors' escrow accounts	10,370	—	—	10,370	10,370
Accrued interest payable	7,027	—	7,027	—	7,027
Derivatives	19,422	—	19,305	117	19,422

	December 31, 2024
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total

	(in thousands)
Financial assets:
Cash and cash equivalents	$231,071	$231,071	$—	$—	$231,071
Securities available for sale	263,904	—	263,904	—	263,904
Securities held to maturity	19,627	—	19,285	—	19,285
Federal Home Loan Bank stock	23,277	N/A	N/A	N/A	N/A
Loans held for sale	36,768	—	36,768	—	36,768
Loans, net	4,796,398	—	—	4,577,140	4,577,140
Retirement plan annuities	15,698	—	—	15,698	15,698
Accrued interest receivable	18,393	—	18,393	—	18,393
Derivatives	24,929	—	24,173	756	24,929

Financial liabilities:
Deposits	4,550,753	—	—	4,549,755	4,549,755
Borrowed funds	516,555	—	516,287	—	516,287
Mortgagors' escrow accounts	8,537	—	—	8,537	8,537
Accrued interest payable	6,575	—	6,575	—	6,575
Derivatives	23,546	—	23,481	65	23,546

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

15.EARNINGS PER SHARE

Basic EPS represents net income attributable to common shareholders divided by the weighted-average number of common shares outstanding during the period. Non-vested restricted shares that are participating securities are included in the computation of basic EPS. Diluted EPS is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding, plus the effect of potential dilutive common stock equivalents outstanding during the period. At March 31, 2025 and 2024, respectively, potential common shares of 115,552 and 105,836 were considered to be anti-dilutive and excluded from EPS.

The following table presents earnings per common share.

	Three Months Ended March 31,
	2025	2024

Net income available to common stockholders (in thousands)	$5,500	$7,300

Average number of common shares outstanding	43,544,104	45,285,471
Less: Average unallocated ESOP shares and non-vested restricted shares	(3,199,182)	(3,373,050)
Weighted average number of common shares outstanding used to calculate basic earnings per common share	40,344,922	41,912,421
Dilutive effect of share-based compensation	260,877	214,616
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	40,605,799	42,127,037

Earnings per common share:
Basic	$0.14	$0.17
Diluted	$0.14	$0.17

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

17.SEGMENT REPORTING

The Company’s reportable segments are determined by the Chief Financial Officer, who is the designated CODM based upon the products and services offered, primarily distinguished between banking and mortgage banking operations. They are also distinguished by the level of information provided to the CODM, who uses such information to review performance of various components of the business. The CODM assesses the performance of the Company’s segments by evaluating revenue streams, significant expenses, and comparing actual results to budgeted amounts. Segment pretax profit or loss is used to assess the performance of the banking segment by monitoring net interest and dividend income. Segment pretax profit or loss is used to assess the performance of the mortgage banking segment by monitoring mortgage banking income.

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

Information about the reportable segments and reconciliation to the unaudited interim Consolidated Financial Statements at March 31, 2025 and 2024 and for the three months ended March 31, 2025 and 2024 is presented in the tables below.

	Three Months Ended March 31, 2025
	HarborOne	HarborOne
	Bank	Mortgage	Other	Eliminations	Consolidated

	(in thousands)
Interest and dividend income	$64,205	$470	$10,005	$(10,241)	$64,439
Interest expense	(32,890)	(321)	-	241	(32,970)
Net interest and dividend income	31,315	149	10,005	(10,000)	31,469
Provision for credit losses	1,385	-	-	-	1,385
Net interest and dividend income, after provision for credit losses	29,930	149	10,005	(10,000)	30,084
Mortgage banking income:
Gain on sale of mortgage loans	-	2,716	-	-	2,716
Intersegment (loss) gain	(81)	209	-	(128)	-
Changes in mortgage servicing rights fair value	(134)	(1,238)	-	-	(1,372)
Other	167	1,941	-	-	2,108
Total mortgage banking (loss) income	(48)	3,628	-	(128)	3,452
Other noninterest income	6,440	-	-	(1)	6,439
Total noninterest income	6,392	3,628	-	(129)	9,891
Compensation and benefits	16,117	3,167	(499)	-	18,785
Other noninterest expense	12,068	1,337	660	-	14,065
Total noninterest expense	28,185	4,504	161	-	32,850
Income (loss) before income taxes	8,137	(727)	9,844	(10,129)	7,125
Provision (benefit) for income taxes	1,903	(236)	(42)	-	1,625
Net income (loss)	$6,234	$(491)	$9,886	$(10,129)	$5,500

Total assets at period end	$5,704,033	$92,729	$580,866	$(677,298)	$5,700,330
Total liabilities at period end	$5,164,508	$36,237	$4,899	$(81,281)	$5,124,363
Goodwill at period end	$59,042	$-	$-	$-	$59,042

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

	Three Months Ended March 31, 2024
	HarborOne	HarborOne
	Bank	Mortgage	Other	Eliminations	Consolidated

	(in thousands)
Interest and dividend income	$66,743	443	3,517	(3,799)	$66,904
Interest expense	(36,258)	(363)	-	299	(36,322)
Net interest and dividend income	30,485	80	3,517	(3,500)	30,582
Provision for credit losses	(168)	-	-	-	(168)
Net interest and dividend income, after provision for credit losses	30,653	80	3,517	(3,500)	30,750
Mortgage banking income:
Gain on sale of mortgage loans	-	2,013	-	-	2,013
Intersegment (loss) gain	(236)	308	-	(72)	-
Changes in mortgage servicing rights fair value	(32)	86	-	-	54
Other	180	2,097	-	(1)	2,276
Total mortgage banking (loss) income	(88)	4,504	-	(73)	4,343
Other noninterest income	6,391	10	(3)	-	6,398
Total noninterest income	6,303	4,514	(3)	(73)	10,741
Compensation and benefits	15,307	2,919	(590)	-	17,636
Other noninterest expense	12,100	1,392	622	-	14,114
Total noninterest expense	27,407	4,311	32	-	31,750
Income (loss) before income taxes	9,549	283	3,482	(3,573)	9,741
Provision (benefit) for income taxes	2,386	60	(5)	-	2,441
Net income (loss)	$7,163	$223	$3,487	$(3,573)	$7,300

Total assets at period end	$5,867,715	$92,719	$578,808	$(677,020)	$5,862,222
Total liabilities at period end	$5,341,467	$35,541	$5,665	$(98,134)	$5,284,539
Goodwill at period end	$59,042	$-	$-	$-	$59,042

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section is intended to assist in the understanding of the financial performance of the Company and its subsidiaries through a discussion of our financial condition at March 31, 2025, and our results of operations for the three months ended March 31, 2025 and 2024. This section should be read in conjunction with the unaudited interim Consolidated Financial Statements and Notes thereto of the Company appearing in Part I, Item 1 of this Form 10-Q.

Forward-Looking Statements

Certain statements herein constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We may also make forward-looking statements in other documents we file with the SEC, in our annual reports to shareholders, in press releases and other written materials, and in oral statements made by our officers, directors or employees. Such statements may be identified by words such as “believes,” “will,” “would,” “expects,” “project,” “may,” “could,” “developments,” “strategic,” “launching,” “opportunities,” “anticipates,” “estimates,” “intends,” “plans,” “targets” and similar expressions. These statements are based upon the current beliefs and expectations of the Company’s Management and are subject to significant risks and uncertainties. Actual results may differ materially from those set forth in the forward-looking statements as a result of numerous factors. Factors that could cause such differences to exist include, but are not limited to, changes in general business and economic conditions (including the impact of recently imposed tariffs by the U.S. Administration and foreign governments, inflation and concerns about liquidity) on a national basis and in the local markets in which the Company operates, including changes that adversely affect borrowers’ ability to service and repay the Company’s loans; changes in customer behavior; ongoing turbulence in the capital and debt markets and the impact of such conditions on the Company’s business activities; changes in interest rates; increases in loan default and charge-off rates; decreases in the value of securities in the Company’s investment portfolio; failure to complete the Merger or unexpected delays related to the Merger or either party’s inability to satisfy closing conditions required to complete the Merger; failure to obtain necessary regulatory approvals (and the risk that such approvals may result in the imposition of conditions that could adversely affect Eastern or the expected benefits of the Merger); certain restrictions during the pendency of the Merger that may impact the Company’s ability to pursue certain business opportunities or strategic transactions; the diversion of Management’s attention from ongoing business operations and opportunities; fluctuations in real estate values; the possibility that future credit losses may be higher than currently expected due to changes in economic assumptions, customer behavior or adverse economic developments; the adequacy of loan loss reserves; decreases in deposit levels necessitating increased borrowing to fund loans and investments; competitive pressures from other financial institutions; cybersecurity incidents, fraud, natural disasters, war, terrorism, civil unrest, and future pandemics; changes in regulation; changes in accounting standards and practices; the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired; demand for loans in the Company’s market area; the Company’s ability to attract and maintain deposits; risks related to the implementation of acquisitions, dispositions, and restructurings; the risk that the Company may not be successful in the implementation of its business strategy; changes in assumptions used in making such forward-looking statements and the risk factors described in the Annual Report on Form 10-K and Quarterly Reports on Form 10-Q as filed with the SEC, which are available at the SEC’s website, www.sec.gov. Should one or more of these risks materialize or should underlying beliefs or assumptions prove incorrect, HarborOne’s actual results could differ materially from those discussed. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this release. The Company disclaims any obligation to publicly update or revise any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes, except as required by law.

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

Management has identified the Company’s most critical accounting policies as related to:

●	Allowance for Credit Losses
●	Goodwill
●	Deferred Tax Assets

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

Recent Events

On April 24, 2025, the Company, the Bank, Eastern, and Eastern Bank, entered into the Merger Agreement. Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Eastern will acquire the Company and the Bank through the merger of HarborOne with and into Eastern, with Eastern as the surviving entity. The Merger Agreement further provides that following the Merger, HarborOne Bank will merge with and into Eastern Bank, with Eastern Bank as the surviving entity. Under the terms of the Merger Agreement, the Company’s shareholders will receive for each share of Company common stock, at the holder’s election, either (i) the Stock Consideration or (ii) the Cash Consideration, subject to allocation procedures to ensure that the total number of shares of the Company’s common stock that receive the Stock Consideration represents between 75% and 85% of the total number of shares of the Company’s common stock outstanding immediately prior to the completion of the Merger.

Completion of the Merger is subject to customary closing conditions, including receipt of regulatory approvals and approval by the Company’s shareholders. The Company anticipates that the Merger will close during the fourth quarter of 2025, although Eastern has the right under the Merger Agreement to defer the closing until February 20, 2026 if the closing conditions are satisfied after October 31, 2025 but before February 20, 2026.

Comparison of Financial Condition at March 31, 2025 and December 31, 2024

Total Assets.  Total assets decreased $52.8 million, or 0.9%, to $5.70 billion at March 31, 2025 from $5.75 billion at December 31, 2024. The decrease primarily reflects a decrease of $31.5 million in loans and a $17.5 million decrease in loans held for sale.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Cash and Cash Equivalents.  Cash and cash equivalents decreased $579,000 to $230.5 million at March 31, 2025 from $231.1 million at December 31, 2024.

Loans Held for Sale.  Loans held for sale at March 31, 2025 were $19.3 million, a decrease of $17.5 million from $36.8 million at December 31, 2024, reflecting decreased loan production at HarborOne Mortgage due to constrained loan demand from an uptick in mortgage rates and low for-sale inventory.

Loans, net.  Net loans decreased $24.7 million, or 0.5%, to $4.77 billion at March 31, 2025 from $4.80 billion at December 31, 2024. The following table sets forth information concerning the composition of loans:

	March 31,	December 31,	Increase (Decrease)
	2025	2024	Dollars	Percent

	(dollars in thousands)
Commercial:
Commercial real estate	$2,272,480	$2,280,309	$(7,829)	(0.3)%
Commercial construction	216,013	252,691	(36,678)	(14.5)
Commercial and industrial	627,480	594,453	33,027	5.6
Total commercial loans	3,115,973	3,127,453	(11,480)	(0.4)
Residential real estate:
One- to four-family	1,487,942	1,506,571	(18,629)	(1.2)
Second mortgages and equity lines of credit	190,621	189,598	1,023	0.5
Residential construction	10,551	11,307	(756)	(6.7)
Total residential real estate loans	1,689,114	1,707,476	(18,362)	(1.1)
Consumer loans	15,379	17,490	(2,111)	(12.1)
Total loans before basis adjustment	4,820,466	4,852,419	(31,953)	(0.7) `
Basis adjustment associated with fair value hedge (1)	567	80	487	608.8
Total loans	4,821,033	4,852,499	(31,466)	(0.6)
Allowance for credit losses on loans	(49,323)	(56,101)	6,778	(12.1)
Loans, net	$4,771,710	$4,796,398	$(24,688)	(0.5)%

(1) Represents the basis adjustment associated with the application of hedge accounting on certain residential real estate loans. Refer to Note 10 - Derivatives.

Commercial real estate and construction loans decreased $44.5 million, as lending activity was subdued and Management favored payoffs over renewals for maturing loans secured by commercial real estate. Commercial and industrial loans increased $33.0 million. Residential real estate and consumer loans decreased $20.0 million, partly reflecting minimal loan purchases from HarborOne Mortgage during the quarter. Management continues to seek prudent commercial lending opportunities that deepen relationships with existing customers and that develop new relationships with strong borrowers.

Securities.  Investment securities available for sale at March 31, 2025 were $265.6 million, an increase of $1.7 million, or 0.7%, from $263.9 million at December 31, 2024. The fair value of securities available for sale improved during the first quarter of 2025 but remain negatively impacted by unrealized losses of $58.8 million and $65.2 million as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025 and December 31, 2024, the gross unrealized loss positions were primarily related to mortgage-backed securities and other obligations issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Total gross unrealized losses were primarily attributable to changes in interest rates relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.

Securities held to maturity amounted to $19.2 million at March 31, 2025 and $19.6 million at December 31, 2024, with a fair value of $19.1 million and $19.3 million, respectively.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Mortgage servicing rights.  MSRs are created as a result of our mortgage banking origination activities and accounted for at fair value. At March 31, 2025 we serviced mortgage loans for others with an aggregate outstanding principal balance of $3.31 billion. Total MSRs were $42.6 million at March 31, 2025 and $44.5 million at December 31, 2024. The change in total MSRs for the three months ended March 31, 2025 reflects additions of $53,000 from new mortgage originations, amortization from loan repayments of $782,000 and a negative fair value mark of $1.2 million.

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

The assumptions used in the MSR fair value calculation are significantly impacted by residential mortgage benchmark indices. Decreasing mortgage rates normally encourages increased mortgage refinancing activity, which reduces the life of the loans underlying the MSRs, thereby reducing the value of MSRs, whereas increasing interest rates would result in increases in fair value, and a corresponding increase in earnings. MSRs recorded during periods of historically low interest rates may be less sensitive to falling rates in the future as they were originated in a low mortgage rate environment.

Deposits.  Deposits were $4.62 billion and $4.55 billion at March 31, 2025 and December 31, 2024, respectively. The following table sets forth information concerning the composition of deposits:

	March 31,	December 31,	Increase (Decrease)
	2025	2024	Dollars	Percent

	(dollars in thousands)

Noninterest-bearing deposits	$703,736	$690,647	$13,089	1.9%
NOW accounts	340,185	298,329	41,856	14.0
Regular savings	908,136	895,232	12,904	1.4
Money market accounts	722,298	676,377	45,921	6.8
Term certificate accounts	1,075,565	1,069,222	6,343	0.6
Consumer and business deposits	3,749,920	3,629,807	120,113	3.3
Municipal deposits	478,941	519,462	(40,521)	(7.8)
Brokered deposits	389,860	401,484	(11,624)	(2.9)
Total deposits	$4,618,721	$4,550,753	$67,968	1.5%

Reciprocal deposits	$399,117	$376,268	$22,849	6.1%

Total deposits increased $68.0 million reflecting an increase of $120.1 million in consumer and business deposits partially offset by decreases in municipal deposits of $40.5 million and brokered deposits of $11.6 million. Brokered deposits provide a channel for the Company to seek additional funding outside the Company’s core market. We also participate in a reciprocal deposit program that provides access to FDIC-insured deposit products in aggregate amounts exceeding the current limits for depositors. Total deposits included $399.1 million in reciprocal deposits. The increase in reciprocal deposits primarily reflects municipal depositors increased utilization of the reciprocal deposit program, as municipal deposits are generally required to be insured or secured by FHLB letters of credit.

The total of estimated deposits in excess of the FDIC insurance limits amounted to $1.4 billion as of March 31, 2025 and December 31, 2024.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The following table summarizes uninsured deposits at the date indicated:

	March 31,	December 31,
	2025	2024

	(in thousands)

Uninsured deposits, per regulatory reporting requirements	$1,383,958	$1,394,783
Less: Subsidiary deposits	440,385	428,632
Collateralized deposits	189,217	218,988
Uninsured deposits, after exclusions	$754,356	$747,163

Uninsured deposits, after excluding subsidiary deposits and collateralized deposits, represented 16% of total deposits at March 31, 2025. Management believes that this provides a more informative view of uninsured deposits, as subsidiary deposits are eliminated in consolidation and collateralized deposits are secured.

Borrowed Funds.  Borrowings decreased $117.0 million to $399.5 million at March 31, 2025 from $516.6 million at December 31, 2024. At March 31, 2025, FHLB short-term borrowings were $155.0 million and long-term borrowings were $244.5 million. As of March 31, 2025, the Bank had $1.4 billion in available borrowing capacity across multiple relationships.

Stockholders’ equity.  Total stockholders’ equity was $576.0 million at March 31, 2025, compared to $575.0 million at December 31, 2024 and $577.7 million at March 31, 2024. Stockholders’ equity increased 0.2% when compared to the year end, as earnings and a decrease in unrealized loss on available-for-sale securities were partially offset by share repurchases and dividends. Share repurchases for the three months ended March 31, 2025 were 513,855 shares totaling $5.9 million.

The tangible-common-equity-to-tangible-assets ratio (non-GAAP) was 9.15% at March 31, 2025, 9.05% at December 31, 2024, and 8.92% at March 31, 2024. See reconciliation in section entitled “Non-GAAP Financial Measures and Reconciliation to GAAP” below. At March 31, 2025, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements, and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The capital levels of both the Company and the Bank at March 31, 2025, also exceeded the minimum capital requirements, including the currently applicable capital conservation buffer of 2.5%. Regulatory capital ratios are not impacted by the decline in other comprehensive income as a result of the unrealized losses on available-for-sale investment securities.

Comparison of Results of Operations for the Three Months Ended March 31, 2025 and 2024

HarborOne Bancorp, Inc. Consolidated

Overview.  Consolidated net income for the three months ended March 31, 2025 and 2024 was $5.5 million and $7.3 million, respectively.

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

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

	Three Months Ended March 31,
	2025			2024
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Cost (8)	Balance	Interest	Cost (8)

	(dollars in thousands)
Interest-earning assets:
Investment securities (1)	$346,902	$1,993	2.33%	$372,787	$2,065	2.23%
Other interest-earning assets	213,400	2,278	4.33	356,470	4,659	5.26
Loans held for sale	17,237	296	6.96	14,260	243	6.85
Loans
Commercial loans (2)(3)	3,125,369	41,796	5.42	3,040,835	41,653	5.51
Residential real estate loans (3)(4)	1,696,444	18,243	4.36	1,700,694	18,175	4.30
Consumer loans (3)	16,601	294	7.18	20,539	358	7.01
Total loans	4,838,414	60,333	5.06	4,762,068	60,186	5.08
Total interest-earning assets	5,415,953	64,900	4.86	5,505,585	67,153	4.91
Noninterest-earning assets	290,734			299,153
Total assets	$5,706,687			$5,804,738
Interest-bearing liabilities:
Savings accounts	$908,434	3,050	1.36	$1,186,201	5,523	1.87
NOW accounts	303,719	127	0.17	289,902	75	0.10
Money market accounts	1,190,811	9,648	3.29	994,353	9,313	3.77
Certificates of deposit	1,060,313	11,343	4.34	855,070	8,554	4.02
Brokered deposits	387,294	3,475	3.64	356,459	3,434	3.87
Total interest-bearing deposits	3,850,571	27,643	2.91	3,681,985	26,899	2.94
Total borrowings	493,206	5,327	4.38	764,623	9,423	4.96
Total interest-bearing liabilities	4,343,777	32,970	3.08	4,446,608	36,322	3.29
Noninterest-bearing liabilities:
Noninterest-bearing deposits	677,314			654,436
Other noninterest-bearing liabilities	105,747			119,289
Total liabilities	5,126,838			5,220,333
Total equity	579,849			584,405
Total liabilities and equity	$5,706,687			$5,804,738
Tax equivalent net interest income		31,930			30,831
Tax equivalent interest rate spread (5)			1.78%			1.62%
Less: tax equivalent adjustment		461			249
Net interest income as reported		$31,469			$30,582
Net interest-earning assets (6)	$1,072,176			$1,058,977
Net interest margin (7)			2.36%			2.23%
Tax equivalent effect			0.03			0.02
Net interest margin on a fully tax equivalent basis			2.39%			2.25%
Ratio of interest-earning assets to interest-bearing liabilities	124.68%			123.82%

Supplemental information:
Total deposits, including demand deposits	$4,527,885	$27,643		$4,336,421	$26,899
Cost of total deposits			2.48%			2.49%
Total funding liabilities, including demand deposits	$5,021,091	$32,970		$5,101,044	$36,322
Cost of total funding liabilities			2.66%			2.86%

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

	Three Months Ended March 31,
	2025 v. 2024
	Increase (Decrease)		Total
	Due to Changes in		Increase
	Volume	Rate	(Decrease)

	(in thousands)
Interest-earning assets:
Investment securities	$(158)	$86	$(72)
Other interest-earning assets	(1,654)	(727)	(2,381)
Loans held for sale	49	4	53
Loans
Commercial loans	927	(784)	143
Residential real estate loans	(69)	137	68
Consumer loans	(72)	8	(64)
Total loans	786	(639)	147
Total interest-earning assets	(977)	(1,276)	(2,253)
Interest-bearing liabilities:
Savings accounts	(1,142)	(1,331)	(2,473)
NOW accounts	4	48	52
Money market accounts	1,656	(1,321)	335
Certificates of deposit	2,103	686	2,789
Brokered deposit	271	(230)	41
Total interest-bearing deposits	2,892	(2,148)	744
Borrowings	(3,085)	(1,011)	(4,096)
Total interest-bearing liabilities	(193)	(3,159)	(3,352)
Change in net interest income	$(784)	$1,883	$1,099

Interest and Dividend Income.  Interest and dividend income on a tax equivalent basis decreased $2.3 million, or 3.4%, to $64.9 million for the three months ended March 31, 2025, compared to $67.2 million for the three months ended March 31, 2024. The significant components of the decrease were:

●	Interest on other earning assets decreased $2.4 million, or 51.1%, primarily reflecting a decrease in the average cash held at the FRB.
●	Interest on loans increased $147,000 primarily reflecting an increase in the average balance of loans.

Interest Expense.  Interest expense decreased $3.4 million, or 9.2%, to $33.0 million for the three months ended March 31, 2025 from $36.3 million for the three months ended March 31, 2024. The significant components of the decrease were:

●	Interest expense on borrowings decreased $4.1 million or 43.5%, reflecting a decrease in the average balance and a 58-basis-point decrease in the cost of borrowings.
●	Interest expense on deposits increased $744,000, reflecting a $168.6 million increase in the average balance of interest-bearing deposits and a 3-basis-point decrease in the cost of deposits.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Net Interest and Dividend Income.  Net interest and dividend income on a tax equivalent basis increased $1.1 million, or 3.6%, to $31.9 million for the three months ended March 31, 2025 from $30.8 million for the three months ended March 31, 2024. The average balance of interest-earning assets and liabilities decreased $89.6 million and $102.8 million, respectively, and rate decreases on interest-bearing liabilities outpaced the decrease in the yield on interest-earning assets by 16 basis points. The net interest margin on a fully tax equivalent basis increased 14 basis points to 2.39% for the three months ended March 31, 2025 from 2.25% for three months ended March 31, 2024.

Income Tax Provision.  The provision for income taxes was $1.6 million and $2.4 million for the three months ended March 31, 2025 and 2024, respectively. The effective tax rate for three months ended March 31, 2025 and 2024 was 22.8% and 25.1%, respectively.

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

The tables below show the results of operations for the Company’s segments, HarborOne Bank and HarborOne Mortgage, for the three months ended March 31, 2025 and 2024, and the increase or decrease in those results:

	HarborOne Bank				HarborOne Mortgage
	Three Months Ended				Three Months Ended
	March 31,		Increase (Decrease)		March 31,		Increase (Decrease)
	2025	2024	Dollars	Percent	2025	2024	Dollars	Percent

	(dollars in thousands)

Net interest and dividend income	$31,315	$30,485	$830	2.7%	$149	$80	$69	86.3%
Provision (benefit) for credit losses	1,385	(168)	1,553	(924.4)	—	—	—	—
Net interest and dividend income, after provision (benefit) for credit losses	29,930	30,653	(723)	(2.4)	149	80	69	86.3
Mortgage banking income:
Gain on sale of mortgage loans	—	—	—	—	2,716	2,013	703	34.9
Intersegment gain (loss)	(81)	(236)	155	(65.7)	209	308	(99)	(32.1)
Changes in mortgage servicing rights fair value	(134)	(32)	(102)	318.8	(1,238)	86	(1,324)	(1,539.5)
Other	167	180	(13)	(7.2)	1,941	2,097	(156)	(7.4)
Total mortgage banking income (loss)	(48)	(88)	40	(45.5)	3,628	4,504	(876)	(19.4)
Other noninterest income	6,440	6,391	49	0.8	—	10	(10)	(100.0)
Total noninterest income	6,392	6,303	89	1.4	3,628	4,514	(886)	(19.6)
Noninterest expense	28,185	27,407	778	2.8	4,504	4,311	193	4.5
Income (loss) before income taxes	8,137	9,549	(1,412)	(14.8)	(727)	283	(1,010)	(356.9)
Provision (benefit) for income taxes	1,903	2,386	(483)	(20.2)	(236)	60	(296)	(493.3)
Net income (loss)	$6,234	$7,163	$(929)	(13.0)%	$(491)	$223	$(714)	(320.2)%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

HarborOne Bank Segment

Results of Operations for the Three Months Ended March 31, 2025 and 2024

Net Income. The Bank’s net income decreased $929,000, or 13.0% to $6.2 million for the three months ended March 31, 2025 compared to $7.2 million for the three months ended March 31, 2024. The decrease in net income reflects a $1.6 million increase in provision for credit losses and a $778,000 increase in noninterest expense, partially offset by an $830,000 increase in net interest and dividend income and an $89,000 increase in noninterest income.

Provision for Credit Losses.  The Bank recorded a provision for credit losses of $1.4 million for the three months ended March 31, 2025. The provision for loan credit losses was $1.9 million and the provision for unfunded commitments was a negative $506,000. The provision for loan credit losses was primarily due to a further specific reserve allocation for a previously identified classified commercial real estate loan, partially offset by a decrease in loan balances and qualitative factor adjustments.

Noninterest Income.  Total noninterest income was $6.4 million for the three months ended March 31, 2025 compared to $6.3 million for the respective prior year period. The following table sets forth the components of noninterest income:

	Three Months Ended March 31,		Increase (Decrease)
	2025	2024	Dollars	Percent

	(dollars in thousands)

Intersegment loss	$(81)	$(236)	$155	(65.7)%
Secondary market loan servicing fees, net of guarantee fees	167	180	(13)	(7.2)
Changes in mortgage servicing rights fair value	(134)	(32)	(102)	318.8
Total mortgage banking (loss)	(48)	(88)	40	(45.5)%
Interchange fees	2,701	2,566	135	5.3
Other deposit account fees	2,452	2,417	35	1.4
Income on retirement plan annuities	119	145	(26)	(17.9)
Bank-owned life insurance income	743	746	(3)	(0.4)
Swap fee income	3	73	(70)	(95.9)
Other	422	444	(22)	(5.0)
Total noninterest income	$6,392	$6,303	$89	1.4%

The primary reasons for the variances within the noninterest income categories shown in the preceding table are noted below:

●	The interchange fees increased $135,000 due to accrued annual VISA incentives.
●	The Bank records an intersegment loss on loans purchased from HarborOne Mortgage that is offset in consolidation. The Bank purchased $7.5 million of residential mortgage loans from HarborOne Mortgage during the three months ended March 31, 2025 as compared to $16.8 million for the prior year period.
●	Swap fee income is collected and recorded at the time the swap contract is entered into, and therefore income fluctuates as a function of the swap agreements entered into in a period.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Noninterest Expense.  Total noninterest expense was $28.2 million for the three months ended March 31, 2025 compared to $27.4 million in the prior year period. The following table sets forth the components of noninterest expense:

	Three Months Ended March 31,		Increase (Decrease)
	2025	2024	Dollars	Percent

	(dollars in thousands)

Compensation and benefits	$16,117	$15,307	$810	5.3%
Occupancy and equipment	4,035	4,150	(115)	(2.8)
Data processing expenses	2,614	2,470	144	5.8
Loan expenses	106	71	35	49.3
Marketing	555	783	(228)	(29.1)
Deposit expenses	843	690	153	22.2
Postage and printing	339	424	(85)	(20.0)
Professional fees	916	1,056	(140)	(13.3)
Foreclosed and repossessed assets	5	4	1	25.0
Deposit insurance	1,050	1,164	(114)	(9.8)
Other expenses	1,605	1,288	317	24.6
Total noninterest expense	$28,185	$27,407	$778	2.8%

The primary reasons for the significant variances within the noninterest expense categories shown in the preceding table are noted below:

●	The increase in compensation expense primarily reflects annual salary increases.
●	The decrease in marketing expense reflects changes in timing of corporate contributions.
●	The increase in deposit expense primarily reflects increased expenses for alternative deposit insurance programs used by municipal depositors through reciprocal deposits and FHLB letter of credit fees and debit card losses.
●	The increase in other expenses reflects an increase of $309,000 in cloud computing expenses.

HarborOne Mortgage Segment

Results of Operations for the Three Months ended March 31, 2025 and 2024

Net Income.  HarborOne Mortgage recorded a net loss of $491,000 for the three months ended March 31, 2025, compared to a net income of $223,000 for the respective prior year period. The HarborOne Mortgage segment’s results are heavily impacted by prevailing interest rates, refinancing activity, and home sales.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Noninterest Income.  Total noninterest income was $3.6 million for the three months ended March 31, 2025 as compared to $4.5 million for the prior year period. Noninterest income is primarily from mortgage banking income, for which the following table provides further detail:

	Three Months Ended March 31,		Increase (Decrease)
	2025	2024	Dollars	Percent

	(dollars in thousands)

Gain on sale of mortgage loans	$2,716	$2,013	$703	34.9%
Intersegment gain	209	308	(99)	(32.1)
Processing, underwriting and closing fees	366	319	47	14.7
Secondary market loan servicing fees net of guarantee fees	1,575	1,778	(203)	(11.4)
Changes in mortgage servicing rights fair value	(1,238)	86	(1,324)	(1,539.5)
Other	—	10	(10)	(100.0)
Total noninterest income	$3,628	$4,514	$(886)	(19.6)%

Originated mortgage servicing rights included in gain on sale of mortgage loans	$53	$210	$(157)	(74.8)%
Change in 10-year Treasury Constant Maturity rate in basis points	(35)	32

The primary reasons for the significant variances in the noninterest income category shown in the preceding table are noted below:

●	The change in the MSR fair value is generally consistent with the change in key benchmark residential mortgage rates. As interest rates rise and prepayment speeds decrease, MSR fair value tends to increase. Conversely, when interest rates fall and prepayment speeds increase, MSR fair value tends to decrease. For the three months ended March 31, 2025, the MSR fair value declined $1.1 million compared to an increase of $1.0 million for the prior year period. Principal payments for the three months ended March 31, 2025 and 2024 were $712,000 and $696,000, respectively. MSR fair value change also includes an economic hedge to partially mitigate potential MSR valuation losses in a declining rate environment. For the three months ended March 31, 2025, hedging gains were $561,000 compared to a hedging loss of $221,000 for the three months ended March 31, 2024.
●	Loan production and gain on sale of mortgages for three months ended March 31, 2025 increased versus the comparable prior year periods as mortgage demand picked up slightly but continues to be hampered by low for-sale inventory.

The following tables provide additional loan production detail:

	Three Months Ended March 31,
	2025		2024
	Loan		Loan
	Amount	% of Total	Amount	% of Total

	(dollars in thousands)
Product Type
Conventional	$81,937	71.8%	$74,582	73.0%
Government	15,481	13.6	12,226	12.0
State Housing Agency	5,360	4.7	4,542	4.4
Jumbo	11,332	9.9	10,703	10.6
Seconds	25	-	49	0.0
Total	$114,135	100.0%	$102,102	100.0%

Purpose
Purchase	$96,828	84.9%	$84,002	82.3%
Refinance	15,555	13.6	14,523	14.2
Construction	1,752	1.5	3,577	3.5
Total	$114,135	100.0%	$102,102	100.0%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Noninterest Expense.  Total noninterest expense was $4.5 million for the three months ended March 31, 2025 compared to $4.3 million for the respective prior year period. The following table sets forth the components of noninterest expense:

	Three Months Ended March 31,		Increase (Decrease)
	2025	2024	Dollars	Percent

	(dollars in thousands)

Compensation and benefits	$3,167	$2,919	$248	8.5%
Occupancy and equipment	553	604	(51)	(8.4)
Data processing expenses	11	9	2	22.2
Loan expenses	325	304	21	6.9
Marketing	33	33	—	—
Postage and printing	12	12	—	—
Professional fees	127	132	(5)	(3.8)
Other expenses	276	298	(22)	(7.4)
Total noninterest expense	$4,504	$4,311	$193	4.5%

The primary reasons for the significant variances within the noninterest expense categories shown in the preceding table are noted below:

●	The increase in compensation and benefits primarily reflects increased commission expense consistent with the changes in mortgage origination volumes.

●	The decrease in occupancy and equipment reflects lower rent expense on fewer offices.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Asset Quality

The following table provides information with respect to our nonperforming assets at the dates indicated. We did not have any accruing loans past due 90 days or more at the dates presented.

	March 31,	December 31,
	2025	2024

	(dollars in thousands)
Non-accrual loans:
Commercial real estate	$8,610	$16,836
Commercial construction	—	—
Commercial and industrial	10,538	2,204
Residential real estate:
One- to four-family	10,764	9,545
Second mortgages and equity lines of credit	941	864
Consumer	49	14
Total non-accrual loans	30,902	29,463
Other real estate owned and repossessed assets:
One- to four-family residential real estate owned	—	—
Other repossessed assets	6	10
Total nonperforming assets	$30,908	$29,473

Period end allowance for credit losses balance	$49,323	$56,101
Period end total loan balance	$4,821,033	$4,852,499
Allowance for credit losses to total loans(1)	1.02%	1.16%
Allowance for credit losses to non-accrual loans	159.61%	190.41%
Total nonperforming loans to total loans (1)	0.64%	0.61%
Total nonperforming assets to total assets	0.54%	0.51%

(1) Total loans are presented before allowance for credit losses, but include deferred loan origination costs (fees), net, and the basis adjustment associated with the application of hedge accounting on certain residential real estate loans. Refer to Note 10 - Derivatives.

Credit quality has remained strong, with total nonperforming assets of $30.9 million at March 31, 2025, compared to $29.5 million at December 31, 2024. Nonperforming assets as a percentage of total assets were 0.54% at March 31, 2025 and 0.51% at December 31, 2024. As of March 31, 2025, classified CRE and CRE construction loans amounted to $55.3 million, and includes:

●	An $8.6 million nonaccrual loan classified as doubtful, collateralized by a property included in the office sector. An additional specific reserve allocation of $3.6 million was recorded in the first quarter of 2025 based on the re-evaluation of collateral due to a revised exit strategy, adding to an existing specific reserve allocation of $4.7 million. The aggregate allowance of $8.3 million was charged off in the first quarter of 2025. This is a participation loan originated by another institution within our market.
●	A $15.3 million credit, modified during the second quarter of 2024, due to the borrower experiencing financial difficulty with a specific reserve of $1.7 million. This loan is collateralized by a property included in the office sector. The borrower was provided a rate reduction modification and is performing in accordance with the modified terms. A workout is currently in progress that includes the assumption of a modified loan by a new borrower.
●	An $11.8 million loan, adequately collateralized by multifamily properties. The loan is current and the property underlying the loan is 98% occupied. The sponsor continues to cooperate with the bank in addressing the remaining credit weakness.
●	A $6.2 million loan, collateralized by office space, with a $457,000 specific reserve. The loan is current and 46% occupied.

The commercial and industrial loan category has an $8.6 million credit to a healthcare practice, is classified as substandard with no specific reserve, and is currently being modified.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Loans to borrowers experiencing financial difficulty and modified during the three months ended March 31, 2025 was $429,000 representing one residential real estate credit that was provided a rate reduction and term extension modifications. As of March 31, 2025, modified loans to borrowers experiencing financial difficulty had a current payment status. During the three months ended March 31, 2025 there were no loans to borrowers experiencing financial difficulty that had a payment default and were modified in the twelve months prior to the default.

Management continues to closely monitor the CRE loan portfolio for signs of deterioration given analysts’ projections of market softness over the near term due to higher vacancies and interest rates. The New England focused portfolio has limited near-term maturity risk with 75% of the loans maturing in 2027 or later. The CRE and CRE construction portfolio composition includes:

	As of March 31, 2025
			Risk Rating
		Percent	Special
	Balance	to Total	Mention	Substandard	Doubtful	Nonaccrual

	(dollars in thousands)

Flex/Industrial	$561,523	22.6%	$13,270	$4,508	$—	$—
Multifamily	459,656	18.5%	5,584	16,101	—	—
Hotels	312,042	12.5%	12,144	4,500	—	—
Retail	295,138	11.9%	6,817	—	—	—
Healthcare	217,010	8.7%	35,658	—	—	—
Office	211,538	8.5%	—	19,907	8,610	8,610
All Other	431,586	17.3%	33,722	1,631	—	—
Total CRE and CRE construction	$2,488,493	100.0%	$107,195	$46,647	$8,610	$8,610

Management performs comprehensive reviews and works proactively with borrowers facing financial stress and implements prudent accommodations to improve the Bank’s prospects of contractual repayment.

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

In estimating the ACL on loans, Management considers the sensitivity of the model and significant judgments and assumptions that could result in an amount that is materially different from Management’s estimate. Management performed a sensitivity analysis to understand the impact of hypothetical changes in qualitative loss factors on the ACL. Due to the concentration of the Bank’s ACL allocation in the total commercial portfolio, the sensitivity analysis evaluated the impact of changes to commercial loan segments. At March 31, 2025, the potential impact of changes to Management’s judgements on total commercial qualitative risk factors ranged between a $17.6 million reduction and $26.2 million

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

increase in the ACL. This sensitivity analysis does not represent a change to Management’s judgement but rather provides a hypothetical result to assess the sensitivity of the ACL to a key input.

The ACL was $49.3 million, or 1.02% of total loans, at March 31, 2025, compared to $56.1 million, or 1.16% of total loans, at December 31, 2024. The ACL on individually analyzed loans amounted to $2.4 million, or 2.9% of the carrying value of individually analyzed loans. The ACL on unfunded commitments, included in other liabilities on the unaudited Consolidated Balance Sheets, amounted to $3.0 million at March 31, 2025, compared to $3.5 million at December 31, 2024.

The following table sets forth the breakdown of the ACL by loan category at the dates indicated:

	March 31, 2025			December 31, 2024
		% of			% of
		Allowance			Allowance
		Amount to	% of Loans		Amount to	% of Loans
		Total	in Category		Total	in Category
	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans

	(dollars in thousands)

Commercial real estate	$24,824	50.33%	47.14%	$30,764	54.84%	46.99%
Commercial construction	3,457	7.01	4.48	4,257	7.59	5.21
Commercial and industrial	10,966	22.23	13.02	10,700	19.07	12.25
Residential real estate:
One- to four-family	8,590	17.42	30.87	8,720	15.55	31.05
Second mortgages and equity lines of credit	1,203	2.44	3.95	1,348	2.40	3.91
Residential construction	168	0.34	0.22	186	0.33	0.23
Consumer	115	0.23	0.32	126	0.22	0.36
Total allowance for credit losses on loans	$49,323	100.00%	100.00%	$56,101	100.00%	100.00%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The following table sets forth net charge-offs (recoveries) and the ratio of annualized net charge-offs (recoveries) to average loans for the periods indicated:

	Three Months Ended March 31,
	2025			2024
		Net	Net Charge-		Net	Net Charge-
	Average	Charge-offs	off (Recovery)	Average	Charge-offs	off (Recovery)
	Balance	(Recoveries)	Rate	Balance	(Recoveries)	Rate

	(dollars in thousands)
Commercial:
Commercial real estate	$2,275,868	$8,300	1.46%	$2,457,496	$(100)	(0.02)%
Commercial construction	243,146	—	—%	221,460	—	—%
Commercial and industrial	606,355	362	0.24%	361,879	182	0.20%
Total commercial loans	$3,125,369	$8,662	1.11%	$3,040,835	$82	0.01%

Residential real estate:
One- to four-family	$1,496,249	$—	—%	$1,509,433	$—	—%
Second mortgages and equity lines of credit	189,700	(10)	(0.02)%	175,084	(3)	(0.01)%
Residential real estate construction	10,495	—	—%	16,177	—	—%
Total residential real estate loans	$1,696,444	$(10)	(0.00)%	$1,700,694	$(3)	(0.00)%

Total Consumer loans	$16,601	$17	0.41%	$20,539	$46	0.90%

Total loans	$4,838,414	$8,669	0.72%	$4,762,068	$125	0.01%

The Company recorded a $1.4 million provision for credit losses for the quarter ended March 31, 2025. The provision for loan credit losses was $1.9 million and the provision for unfunded commitments was a negative $506,000. The provision for loan credit losses was primarily due to a further specific reserve allocation for a previously identified classified commercial real estate loan, partially offset by a decrease in loan balances and qualitative factor adjustments. The specific reserve allocation recorded on the commercial real estate loan was $3.6 million based on the re-evaluation of collateral due to a revised exit strategy, adding to a specific reserve allocation of $4.7 million. The aggregate allowance of $8.3 million was charged off in the first quarter of 2025. Net charge-offs totaled $8.7 million, or 0.72% of average loans outstanding on an annualized basis for the quarter ended March 31, 2025.

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

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The table below sets forth, as of March 31, 2025 and 2024, the net interest income simulation results that estimate the impact of interest rate changes on the Company’s estimated net interest income over two years:

	Change in Net Interest Income
	(% change from year one base)
Changes in Interest Rates	March 31, 2025		March 31, 2024
(basis points) (1)	Year One	Year Two	Year One	Year Two
+300	(11.5)%	(8.9)%	(9.7)%	(14.5)%
+200	(7.6)%	(5.7)%	(6.4)%	(9.4)%
+100	(3.7)%	(2.5)%	(3.1)%	(4.3)%
-100	2.9%	2.3%	3.6%	5.5%
-200	4.2%	1.6%	3.9%	5.5%
-300	5.2%	(0.1)%	3.7%	4.1%
-400	6.0%	(2.6)%	N/A	N/A

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

The table below sets forth, as of March 31, 2025, the estimated changes in the EVE that would result from an instantaneous parallel shift in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

At March 31, 2025
				EVE as a Percentage of Economic
		Estimated Increase (Decrease)		Value of Assets
Changes in Interest Rates	Estimated	in EVE			Changes in
(basis points) (1)	EVE	Amount	Percent	EVE Ratio (2)	Percent
(dollars in thousands)

+ 400	$393,763	$(224,775)	(36.3)%	8.1%	(3.4)%
+ 300	461,796	(156,742)	(25.3)	9.2	(2.3)
+ 200	521,906	(96,632)	(15.6)	10.2	(1.3)
+ 100	578,887	(39,651)	(6.4)	11.0	(0.5)
0	618,538	—	—	11.5	—
- 100	643,030	24,492	4.0	11.6	0.1
- 200	607,917	(10,621)	(1.7)	10.7	(0.8)
- 300	557,598	(60,940)	(9.9)	9.6	(1.9)
-400	482,483	(136,055)	(22.0)	8.2	(3.3)

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

We continue to focus on maintaining a strong liquidity position. We have access to immediate liquid resources in cash and cash equivalents of $230.5 million at March 31, 2025, which are primarily on deposit with the FRBB. Maturities and payments on outstanding loans and investment securities also provide a steady flow of funds. Liquidity is further enhanced by our ability to pledge loans and securities to access secured borrowings from the FHLB and FRBB. As of March 31, 2025, we had additional borrowing capacity of $762.0 million from the FHLB and $629.4 million from the FRBB based on the amount of collateral pledged. We also have additional borrowing capacity under a $25.0 million unsecured federal funds line with a correspondent bank. Potential sources of liquidity also include unpledged investment securities in our available-for-sale securities portfolio with a carrying value of $3.0 million and our ability to sell loans in the secondary market.

Our core deposits (which we define as deposits other than certificates of deposits) have historically provided us with a long-term source of stable and relatively lower cost source of funding. However, deposit inflows and outflows can vary widely and are influenced by prevailing market interest rates, competition, local and national economic conditions and fluctuations in our business customers’ own liquidity needs and may be negatively impacted by unexpected deposit withdrawals from weakness in the financial markets and industry-wide reductions in liquidity. The Company utilizes third- party brokers to obtain brokered deposits to supplement core deposit fluctuations and loan growth. At March 31, 2025, the Company had $389.9 million in brokered deposits. Additional funding is available through the issuance of long-term debt or equity.

In the ordinary course of the Company’s operations, the Company has entered into certain contractual obligations and has made other commitments to make future payments. At March 31, 2025, we had outstanding commitments to originate loans of $99.4 million and unadvanced funds on loans of $670.5 million. Certificates of deposit that are scheduled to mature within one year from March 31, 2025 totaled $1.29 billion.

The Company believes that it will be able to meet its contractual obligations as they come due through the maintenance of adequate cash levels and liquidity. Other than normal changes in the ordinary course of business, there have been no significant changes in the types of contractual obligations or amounts due since December 31, 2024.

Our ability to maintain adequate levels of liquidity is dependent on our ability to continue to maintain a strong risk profile and capital base. The Company and the Bank are subject to various regulatory capital requirements. At March 31, 2025, the Company and the Bank exceeded all regulatory capital requirements and were considered “well capitalized” under regulatory guidelines. See Note 12 of the Notes to Consolidated Financial Statements.

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

The following table reconciles the Company’s tangible-common-equity-to-tangible-assets ratio for the periods indicated:

	March 31,
	2025	2024

	(dollars on thousands)
Tangible common equity:
Total stockholders' equity	$575,967	$577,683
Less: Goodwill	59,042	59,042
Less: Other intangible assets (1)	568	1,326
Tangible common equity	$516,357	$517,315

Tangible assets:
Total assets	$5,700,330	$5,862,222
Less: Goodwill	59,042	59,042
Less: Other intangible assets (1)	568	1,326
Tangible assets	$5,640,720	$5,801,854

Tangible common equity / tangible assets (2)	9.15%	8.92%

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation under the supervision and with the participation of the Company’s Management, including the Company’s principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures as of the period ended March 31, 2025. Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s Management including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures. The Company will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any material pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. We are not involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations.

ITEM 1A. RISK FACTORS

This section supplements and updates certain of the information found under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 6, 2025 (“Annual Report”), based on information currently known to us and recent developments since the date of the Annual Report filing. The matters discussed below should be read in conjunction with the risks described in Part I. Item 1A. “Risk Factors” of our Annual Report. However, the risks and uncertainties that we face are not limited to those described below and those set forth in the Annual Report. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our common stock.

Risks Related to the Merger

The pendency of the Merger could adversely affect the Company’s business, results of operations and financial condition.

The pendency of the Merger could cause disruptions in and create uncertainty surrounding the Company’s business, including affecting the Company’s relationships with the Company’s existing and future customers, suppliers and employees, which could have an adverse effect on the Company’s business, results of operations and financial condition, regardless of whether the Merger is completed. In particular, we could potentially lose additional important personnel as a result of the departure of employees who decide to pursue other opportunities in light of the Merger. We could also potentially lose additional customers or suppliers, and new customer or supplier contracts could be delayed or decreased. In addition, we have allocated, and will continue to allocate, significant Management resources towards the completion of the transaction, which could adversely affect the Company’s business and results of operations.

We are subject to restrictions on the conduct of the Company’s business prior to the consummation of the Merger as provided in the Merger Agreement, including, among other things, certain restrictions on the Company’s ability to acquire other businesses, sell or transfer the Company’s assets, and amend the Company’s organizational documents. These restrictions could result in the Company’s inability to respond effectively to competitive pressures, industry developments and future opportunities, retain key employees and may otherwise harm the Company’s business, results of operations and financial condition.

Because the price of Eastern common stock will fluctuate, the Company’s shareholders cannot be certain of the market value of the Stock Consideration.

Upon completion of the Merger, the shares of the Company’s common stock outstanding immediately prior to the effective time of the Merger will be converted into the right to receive, at each shareholder’s election, either the Stock Consideration or the Cash Consideration, subject to allocation procedures to ensure the total number of shares of the Company’s common stock that receive the Stock Consideration represents between 75% and 85% of the total number of shares of the Company’s common stock outstanding immediately prior to the effective time of the Merger. The exchange ratio for the Stock Consideration is fixed. As a result, the dollar value of the Stock Consideration that the Company’s shareholders may receive upon completion of the Merger will depend upon the market value of Eastern common stock at the time of completion of the Merger, which may be lower or higher than the closing price of Eastern common stock on the last full trading day preceding the date the Merger Agreement was executed. The market values of Eastern common stock and the Company’s common stock have varied since the Merger Agreement was executed and will continue to vary in the future due to changes in the business, operations or prospects of the Company and Eastern, market assessments of the Merger, regulatory considerations, market and economic considerations, and other factors, most of which are beyond the Company’s control.

The Merger is subject to the receipt of consents and approvals from governmental authorities that may delay the date of completion of the Merger or impose conditions that could have an adverse effect on the Company.

Before the Merger may be completed, various consents, approvals, waiver or non-objections must be obtained from state and federal governmental authorities, including the Federal Reserve, the FDIC, the Massachusetts Commissioner of Banks, and the Massachusetts Housing Partnership Fund. Satisfying the requirements of these governmental authorities may delay the date of completion of the Merger. In addition, these governmental authorities may include conditions on the completion of the Merger, or require changes to the terms of the Merger. Eastern is not obligated to complete the Merger should any regulatory approval prohibit or materially limit the ownership or operation by Eastern or any of its subsidiaries, of all or any material portion of the business or assets of the Company or any of its subsidiaries or Eastern or its subsidiaries, or compel Eastern or any of its subsidiaries to dispose of or hold separate all or any material portion of the business or assets of the Company or any of its subsidiaries or Eastern or any of its subsidiaries.

The Merger and related transactions are subject to approval by the Company’s shareholders.

The Merger cannot be completed unless the Company’s shareholders approve the Merger Agreement by the affirmative vote of the holders of at least two-thirds of the outstanding shares of the Company’s common stock. If shareholder approval is not obtained by the Company’s shareholders, the Merger cannot be completed.

Failure to complete the Merger could negatively impact the stock price of the Company and future businesses and financial results of the Company.

If the Merger is not completed, the ongoing businesses, financial condition and results of operation of the Company may be adversely affected and market prices of the Company’s common stock may decline significantly, particularly to the extent that the current market prices reflect a market assumption that the Merger will be consummated. If the consummation of the Merger is delayed, including by the receipt of a competing acquisition proposal, the Company’s business, financial condition and results of operations may be materially adversely affected.

In addition, the Company has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement, as well as the costs and expenses of filing, printing and mailing the proxy statement/prospectus and all filing and other fees paid to the SEC and other regulatory agencies in connection with the Merger. If the Merger is not completed, the Company would have to recognize these expenses without realizing the expected benefits of the Merger. Any of the foregoing, or other risks arising in connection with the failure of or delay in consummating the Merger, including the diversion of Management attention from pursuing other opportunities and the constraints in the Merger Agreement on the ability to make significant changes to the Company’s ongoing business during the pendency of the Merger, could have a material adverse effect on the Company’s businesses, financial conditions and results of operations.

Additionally, the Company’s business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of Management on the Merger, without realizing any of the anticipated benefits of completing the Merger. If the Merger Agreement is terminated and the Company’s board of directors seeks another merger or business combination, the Company’s shareholders cannot be certain that the Company will be able to find a party willing to engage in a transaction on more attractive terms than the Merger.

Eastern may be unable to successfully integrate the Company’s operations or otherwise realize the expected benefits from the Merger, which could adversely affect Eastern’s results of operations and financial condition.

The Merger involves the integration of two companies that have previously operated independently. The difficulties of combining the operations of the two companies include:

●	Integrating personnel with diverse business backgrounds;
●	Converting customers to new systems;
●	Combining different corporate cultures; and
●	Retaining key employees.

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of the business and the loss of key personnel. The integration of the two companies will require the experience and expertise of certain of the Company’s key employees who are expected to be retained by Eastern. Eastern may not be successful in retaining these employees for the time period necessary to successfully integrate the Company’s operations with those of Eastern. The diversion of Management’s attention and any delay or difficulty encountered in connection with the Merger and the integration of the two companies’ operations could have an adverse effect on the business and results of operations of Eastern following the Merger.

The success of the Merger will depend, in part, on Eastern’s ability to realize the anticipated benefits and cost savings from combining the Company’s business with Eastern’s. If Eastern is unable to successfully integrate the Company, the anticipated benefits and cost savings of the Merger may not be realized fully or may take longer to realize than expected. For example, Eastern may fail to realize the anticipated increase in earnings and cost savings anticipated to be derived from the Merger. In addition, as with regard to any merger, a significant decline in asset valuations or cash flows may also cause Eastern not to realize expected benefits.

The termination fee and the restrictions on solicitation contained in the Merger Agreement may discourage other companies from trying to acquire the Company.

Until the completion of the Merger, with some exceptions, the Company is prohibited from soliciting, initiating, knowingly encouraging or participating in any discussion of or otherwise considering any inquiry or proposal that may lead to an acquisition proposal, such as a merger or other business combination transaction, with any person other than Eastern. In addition, the Company has agreed to pay an $18.9 million termination fee to Eastern in specified circumstances. These provisions could discourage other companies that may have an interest in acquiring the Company from considering or proposing such an acquisition even though those other companies might be willing to offer greater value to the Company’s shareholders than Eastern has offered in the Merger. The payment of the termination fee could also have a material adverse effect on the Company’s financial condition.

The Company’s shareholders will not be entitled to dissenters' or appraisal rights in the Merger.

Dissenters’ or appraisal rights are statutory rights that, if applicable under law, enable shareholders to dissent from an extraordinary transaction, such as a merger, and to demand that the corporation pay the fair value for their shares as determined by a court in a judicial proceeding instead of receiving the consideration offered to stockholders in connection with the extraordinary transaction. Under the Massachusetts Business Corporation Act, holders of Company common stock will not be entitled to dissenters’ or appraisal rights in the Merger with respect to their shares of Company common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)Unregistered Sales of Equity Securities. None.

b)Use of Proceeds. None.

c)Repurchase of Equity Securities.

			Total number of	Maximum number (or
			shares (or units)	approximate dollar
			purchased as part	value) of shares (or
	Total number of		of publicly	units) that may yet be
	shares (or units)	Average price paid	announced plans or	purchased under the
Period	purchased	per share (or unit)	programs	plans or programs
January 1 to January 31, 2025	162,130	$11.97	162,130	1,266,897
February 1 to February 28, 2025	165,500	11.88	327,630	1,101,397
March 1 to March 31, 2025	186,225	10.92	513,855	915,172
	513,855	$11.56	513,855	915,172

On May 29, 2024, the Company announced a share repurchase program to repurchase up to 2,222,568 shares of its common stock, or approximately 5% of its outstanding shares. During the first quarter of 2025, the Company repurchased 513,855 shares at an average cost of $11.56 per share in open market transactions under the share repurchase program. On April 24, 2025, the Company suspended the repurchase program following its entry into the Merger Agreement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

a)None.

b)None.

c) During the quarter ended March 31, 2025, none of the Company’s directors or executive officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) had in place, or adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as such term is defined in the Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

The exhibits listed in the Exhibit Index are included in, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description

2.1

Agreement and Plan of Merger by and among Eastern Bankshares, Inc., Eastern Bank, HarborOne Bancorp, Inc. and HarborOne Bank, dated as of April 24, 2025 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2025)

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
101

Interactive data files (formatted in Inline XBRL) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, (ii) the Consolidated Statements of Income for the three months ended March 31, 2025 and 2024 (iii) the Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2025 and 2024, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2025 and 2024, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024, and (vi) the Notes to the unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)

*Filed herewith

**Furnished herewith

† Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HarborOne Bancorp, Inc.

Date: May 6, 2025	By:	/s/ Joseph F. Casey
Joseph F. Casey
President and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2025	By:	/s/ Stephen W. Finocchio
Stephen W. Finocchio
Executive Vice President and Chief Financial Officer (Principal Financial Officer)