Form 10-Q
period 2025-06-30
HarborOne Bancorp, Inc.
filed 2025-08-05
CIK 1769617

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of July 31, 2025, there were 43,158,596 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

Glossary of Acronyms and Terms

The following is a list of common acronyms and terms used regularly in our financial reporting:

ACL	Allowance for Credit Losses
ASU	Accounting Standards Update
Bank	HarborOne Bank
BOLI	Bank-owned life insurance
Company	HarborOne Bancorp, Inc.
CRE	Commercial real estate
DCF	Discounted cash flow
EPS	Earnings Per Share
ESOP	Employee Stock Ownership Plan
Eastern	Eastern Bankshares, Inc., a Massachusetts corporation
EVE	Equity at risk
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Federal Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FRBB	Federal Reserve Bank of Boston
GAAP	Accounting principles generally accepted in the United States of America
HarborOne Mortgage	HarborOne Mortgage, LLC
Management	Company's management
Merger Agreement	Agreement and Plan of Merger, by and among Eastern Bankshares, Inc., Eastern Bank, HarborOne Bancorp, Inc., and HarborOne Bank
MSRs	Mortgage servicing rights
ROU	Right-of-use
SBA	U.S. Small Business Administration
SEC	U.S. Securities and Exchange Commission
Treasury	U.S. Department of the Treasury

HarborOne Bancorp, Inc.

Consolidated Balance Sheets (unaudited)

	June 30,	December 31,
(in thousands, except share data)	2025	2024

Assets
Cash and due from banks	$47,348	$44,090
Short-term investments	155,705	186,981
Total cash and cash equivalents	203,053	231,071

Securities available for sale, at fair value	287,266	263,904
Securities held to maturity, at amortized cost (fair value of $19,146 at June 30, 2025, and $19,285 at December 31, 2024)	19,212	19,627
Federal Home Loan Bank stock, at cost	20,538	23,277
Loans held for sale, at fair value	29,091	36,768
Loans	4,727,232	4,852,499
Less: Allowance for credit losses on loans	(47,964)	(56,101)
Net loans	4,679,268	4,796,398
Accrued interest receivable	16,786	18,393
Mortgage servicing rights, at fair value	41,172	44,500
Property and equipment, net	44,769	46,253
Retirement plan annuities	15,938	15,698
Bank-owned life insurance	99,231	97,726
Goodwill	59,042	59,042
Intangible assets	378	757
Other assets	93,331	99,719
Total assets	$5,609,075	$5,753,133

Liabilities and Stockholders' Equity
Deposits:
Demand deposit accounts	$713,753	$690,647
NOW accounts	329,800	298,337
Regular savings and club accounts	867,164	895,232
Money market deposit accounts	1,175,499	1,195,209
Term certificate accounts	1,068,693	1,069,844
Brokered deposits	338,762	401,484
Total deposits	4,493,671	4,550,753
Borrowings	439,652	516,555
Mortgagors' escrow accounts	9,340	8,537
Accrued interest payable	5,198	6,575
Other liabilities and accrued expenses	81,067	95,702
Total liabilities	5,028,928	5,178,122

Commitments and contingencies (Notes 7, 12 and 13)

Common stock, $0.01 par value; 150,000,000 shares authorized; 60,739,847 and 60,517,573 shares issued; 43,075,333 and 43,723,278 shares outstanding at June 30, 2025, and December 31, 2024, respectively	598	598
Additional paid-in capital	491,251	489,532
Retained earnings	380,136	373,861
Treasury stock, at cost, 17,664,514 and 16,794,295 shares at June 30, 2025, and December 31, 2024, respectively	(224,602)	(215,138)
Accumulated other comprehensive loss	(44,208)	(49,895)
Unearned compensation - ESOP	(23,028)	(23,947)
Total stockholders' equity	580,147	575,011
Total liabilities and stockholders' equity	$5,609,075	$5,753,133

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2025	2024	2025	2024

Interest and dividend income:
Interest and fees on loans	$60,790	$61,512	$120,662	$121,449
Interest on loans held for sale	419	347	715	590
Interest on securities	2,125	2,121	4,118	4,186
Other interest and dividend income	2,266	3,971	4,544	8,630
Total interest and dividend income	65,600	67,951	130,039	134,855

Interest expense:
Interest on deposits	27,976	27,272	55,619	54,171
Interest on borrowings	4,409	9,329	9,736	18,752
Total interest expense	32,385	36,601	65,355	72,923

Net interest and dividend income	33,215	31,350	64,684	61,932
Provision for credit losses	739	615	2,124	447

Net interest and dividend income, after provision for credit losses	32,476	30,735	62,560	61,485

Noninterest income:
Mortgage banking income:
Gain on sale of mortgage loans	3,378	3,143	6,094	5,156
Changes in mortgage servicing rights fair value	(1,123)	(1,098)	(2,495)	(1,044)
Other	2,293	2,356	4,401	4,632
Total mortgage banking income	4,548	4,401	8,000	8,744
Deposit account fees	5,418	5,223	10,571	10,206
Income on retirement plan annuities	121	141	240	286
Gain on sale of asset held for sale	—	1,809	—	1,809
Loss on sale of securities	—	(1,041)	—	(1,041)
Bank-owned life insurance income	762	758	1,505	1,504
Other income	1,372	628	1,796	1,152
Total noninterest income	12,221	11,919	22,112	22,660

Noninterest expense:
Compensation and benefits	18,789	18,976	37,574	36,612
Occupancy and equipment	4,268	4,636	8,895	9,417
Data processing	2,622	2,375	5,247	4,854
Loan expenses	414	461	845	832
Marketing	865	1,368	1,453	2,184
Deposit expenses	721	739	1,564	1,429
Postage and printing	396	401	749	839
Professional fees	1,284	1,236	2,666	2,693
Deposit insurance	914	993	1,964	2,157
Merger expenses	1,704	—	1,704	—
Other expenses	2,093	1,959	4,259	3,877
Total noninterest expense	34,070	33,144	66,920	64,894

Income before income taxes	10,627	9,510	17,752	19,251

Income tax provision	2,569	2,214	4,194	4,655

Net income	$8,058	$7,296	$13,558	$14,596

Earnings per common share:
Basic	$0.20	$0.18	$0.34	$0.35
Diluted	$0.20	$0.18	$0.34	$0.35
Weighted average shares outstanding:
Basic	39,924,977	41,293,787	40,133,790	41,603,104
Diluted	40,117,837	41,370,289	40,360,658	41,748,663

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024

Net income	$8,058	$7,296	$13,558	$14,596
Other comprehensive income:

Unrealized gain/loss on cashflow hedge:
Unrealized holding gains	—	268	23	986
Reclassification adjustment for net gains included in net income	(77)	(1,264)	(1,064)	(2,499)
Net change in unrealized losses on derivatives in cashflow hedging instruments	(77)	(996)	(1,041)	(1,513)
Related tax effect	14	285	270	433
Net-of-tax amount	(63)	(711)	(771)	(1,080)

Unrealized gain/loss on securities available for sale:
Unrealized holding gains (losses)	1,953	650	8,313	(4,290)
Reclassification adjustment for realized losses	—	1,041	—	1,041
Net unrealized gains (losses)	1,953	1,691	8,313	(3,249)
Related tax effect	(434)	(378)	(1,855)	(30)
Net-of-tax amount	1,519	1,313	6,458	(3,279)

Postretirement benefit:
Adjustment of accumulated obligation for postretirement benefits	3	1	6	—
Reclassification adjustment for gains recognized in net periodic benefit cost	(3)	(22)	(6)	(42)
Net gains	—	(21)	—	(42)

Total other comprehensive income (loss)	1,456	581	5,687	(4,401)

Comprehensive income	$9,514	$7,877	$19,245	$10,195

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

						Accumulated
	Common Stock		Additional		Treasury	Other	Unearned	Total
	Outstanding		Paid-in	Retained	Stock,	Comprehensive	Compensation	Stockholders'
(in thousands, except share data)	Shares	Amount	Capital	Earnings	at Cost	Income (Loss)	- ESOP	Equity

Balance at March 31, 2024	45,055,006	$598	$487,277	$363,591	$(199,853)	$(48,604)	$(25,326)	$577,683

Comprehensive income	—	—	—	7,296	—	581	—	7,877
Dividends declared of $0.08 per share	—	—	—	(3,303)	—	—	—	(3,303)
ESOP shares committed to be released (57,681 shares)	—	—	132	—	—	—	460	592
Restricted stock awards granted, net of forfeitures	(563)	—	—	—	—	—	—	—
Share-based compensation expense	—	—	571	—	—	—	—	571
Treasury stock purchased	(594,953)	—	—	—	(6,091)	—	—	(6,091)

Balance at June 30, 2024	44,459,490	$598	$487,980	$367,584	$(205,944)	$(48,023)	$(24,866)	$577,329

Balance at March 31, 2025	43,408,480	$598	$490,327	$375,710	$(221,516)	$(45,664)	$(23,488)	$575,967

Comprehensive income	—	—	—	8,058	—	1,456	—	9,514
Dividends declared of $0.09 per share	—	—	—	(3,632)	—	—	—	(3,632)
ESOP shares committed to be released (57,681 shares)	—	—	171	—	—	—	460	631
Restricted stock awards granted, net of forfeitures	(14,954)	—	—	—	—	—	—	—
Share-based compensation expense	—	—	753	—	—	—	—	753
Treasury stock purchased	(318,193)	—	—	—	(3,086)	—	—	(3,086)

Balance at June 30, 2025	43,075,333	$598	$491,251	$380,136	$(224,602)	$(44,208)	$(23,028)	$580,147

HarborOne Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

						Accumulated
	Common Stock		Additional		Treasury	Other	Unearned	Total
	Outstanding		Paid-in	Retained	Stock,	Comprehensive	Compensation	Stockholders'
(in thousands, except share data)	Shares	Amount	Capital	Earnings	at Cost	Income (Loss)	- ESOP	Equity

Balance at December 31, 2023	45,401,224	$598	$486,502	$359,656	$(193,590)	$(43,622)	$(25,785)	$583,759

Comprehensive income (loss)	—	—	—	14,596	—	(4,401)	—	10,195
Dividends declared of $0.16 per share	—	—	—	(6,668)	—	—	—	(6,668)
ESOP shares committed to be released (115,362 shares)	—	—	294	—	—	—	919	1,213
Restricted stock awards granted, net of forfeitures	192,510	—	—	—	—	—	—	—
Performance stock units vested	63,860	—	—	—	—	—	—	—
Share-based compensation expense	—	—	1,184	—	—	—	—	1,184
Treasury stock purchased	(1,198,104)	—	—	—	(12,354)	—	—	(12,354)

Balance at June 30, 2024	44,459,490	$598	$487,980	$367,584	$(205,944)	$(48,023)	$(24,866)	$577,329

Balance at December 31, 2024	43,723,278	$598	$489,532	$373,861	$(215,138)	$(49,895)	$(23,947)	$575,011

Comprehensive income	—	—	—	13,558	—	5,687	—	19,245
Dividends declared of $0.18 per share	—	—	—	(7,283)	—	—	—	(7,283)
ESOP shares committed to be released (115,362 shares)	—	—	371	—	—	—	919	1,290
Restricted stock awards granted, net of forfeitures	213,241	—	—	—	—	—	—	—
Performance stock units vested	9,033	—	—	—	—	—	—	—
Share-based compensation expense	—	—	1,348	—	—	—	—	1,348
Treasury stock purchased	(870,219)	—	—	—	(9,464)	—	—	(9,464)

Balance at June 30, 2025	43,075,333	$598	$491,251	$380,136	$(224,602)	$(44,208)	$(23,028)	$580,147

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in thousands)	2025	2024

Cash flows from operating activities:
Net income	$13,558	$14,596
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for credit losses	2,124	447
Net amortization of securities premiums/discounts	148	191
Proceeds from sale of loans	258,112	204,970
Loans originated for sale	(244,130)	(221,768)
Accretion of net deferred loan costs/fees and premiums	(270)	(63)
Depreciation and amortization of premises and equipment	1,787	1,888
Change in mortgage servicing rights fair value	3,405	543
Mortgage servicing rights capitalized	(77)	(641)
Accretion of fair value adjustment on loans and deposits, net	(266)	(276)
Amortization of other intangible assets	379	379
Loss on sale of securities	—	1,041
Net gains on mortgage loan sales, including fair value adjustments	(6,304)	(5,329)
Bank-owned life insurance income	(1,505)	(1,504)
Income on retirement plan annuities	(240)	(286)
Gain on sale of asset held for sale	—	(1,809)
Net loss on disposal of premises and equipment	45	—
Net loss (gain) on sale and write-down of other real estate owned and repossessed assets	5	(5)
Bargain purchase contribution	—	675
ESOP expense	1,290	1,213
Share-based compensation expense	1,348	1,184
Decrease in operating lease ROU assets	1,111	1,131
Decrease in operating lease liabilities	(1,148)	(1,020)
Change in other assets	4,247	(25,557)
Change in other liabilities	(15,244)	5,431
Net cash provided (used) by operating activities	18,375	(24,569)

Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	9,616	10,693
Purchases	(24,819)	(10,689)
Sales	—	16,584
Activity in securities held to maturity:
Maturities, prepayment and calls	420	74
Net redemption of FHLB stock	2,739	1,787
Proceeds on asset held for sale	—	1,482
Net loan repayments (originations)	116,057	(90,569)
Proceeds from sale of other real estate owned and repossessed assets	11	115
Additions to property and equipment	(347)	(330)
Net cash provided by (used in) investing activities	103,677	(70,853)

(continued)

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in thousands)	2025	2024

Cash flows from financing activities:
Net (decrease) increase in deposits	(57,082)	70,888
Net change in short-term borrowed funds	(16,000)	(173,000)
Proceeds from borrowings	100	427,326
Repayment of borrowings	(61,003)	(203,416)
Net change in mortgagors' escrow accounts	803	760
Treasury stock purchased	(9,464)	(12,354)
Dividends paid	(7,424)	(7,070)
Net cash (used in) provided by financing activities	(150,070)	103,134

Net change in cash and cash equivalents	(28,018)	7,712

Cash and cash equivalents at beginning of period	231,071	227,350

Cash and cash equivalents at end of period	$203,053	$235,062

Supplemental cash flow information:
Interest paid on deposits	$56,716	$54,602
Interest paid on borrowed funds	9,956	15,292
Income taxes paid, net	4,666	4,375
Transfer of loans to other real estate owned and repossessed assets	6	41
Dividends declared	7,283	6,668

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

Each outstanding and unexercised option to acquire a share of Company common stock will be converted into an option to purchase that number of whole shares of Eastern Common Stock (rounded down to the nearest whole share) equal to the product of (i) the number of shares of HarborOne Common Stock subject to such HarborOne Stock Option multiplied by (ii) 0.765 (the “Exchange Ratio”) with an exercise price per share of Eastern Common Stock (rounded up to the nearest whole cent) equal to the quotient of (x) the exercise price per share of HarborOne Common Stock of such HarborOne Stock Option divided by (y) the Exchange Ratio. Except as expressly provided in the immediately preceding sentence, each such Eastern Stock Option replacing a HarborOne Stock Option will be subject to the same terms and conditions (including vesting and exercisability terms) as applied to the corresponding HarborOne Stock Option. Each restricted stock award of the Company, whether or not vested, that is outstanding immediately prior to the effective time of the Merger will fully vest and be canceled and converted into the right to receive the per share Cash Consideration and/or Stock Consideration (the “Merger Consideration”). In addition, each HarborOne performance-based restricted stock unit that is outstanding and unvested will accelerate in full and fully vest, with any applicable performance-based vesting condition to be deemed achieved at the target level of performance and shall be converted into the right to receive the Merger Consideration.

Completion of the Merger is subject to customary closing conditions, including receipt of regulatory approvals and approval by the Company’s shareholders. The Company anticipates that the Merger will close during the fourth quarter of 2025, although Eastern has the right under the Merger Agreement to defer the closing until February 20, 2026, if the closing conditions are satisfied after October 31, 2025, but before February 20, 2026.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nature of Operations

The Company provides a variety of financial services to individuals and businesses through its 30 full-service branches in Massachusetts and Rhode Island, and a commercial lending office in each of Boston, Massachusetts and Providence, Rhode Island. HarborOne Mortgage maintains offices in Massachusetts, New Hampshire, New Jersey and Rhode Island and originates loans in seven additional states.

The Company’s primary deposit products are checking, money market, savings, and term certificate of deposit accounts, while its primary lending products are commercial real estate, commercial, residential mortgages, home equity lines of credit, and consumer loans. The Company also originates, sells, and services residential mortgage loans through HarborOne Mortgage.

Summary of Significant Accounting Policies and Recently Adopted Accounting Standards Updates

Significant accounting policies in effect and disclosed within the Company’s most recent audited Consolidated Financial Statements as of December 31, 2024, remain substantially unchanged.

2.DEBT SECURITIES

The following is a summary of securities available for sale and held to maturity:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value

	(in thousands)

June 30, 2025:
Securities available for sale
U.S. government and government-sponsored enterprise obligations	$42,144	$—	$4,893	$—	$37,251
U.S. government agency and government-sponsored residential mortgage-backed securities	298,861	427	52,240	—	247,048
SBA asset-backed securities	1,156	—	34	—	1,122
Corporate bonds	2,000	—	155	—	1,845
Total securities available for sale	$344,161	$427	$57,322	$—	$287,266

Securities held to maturity
U.S. government and government-sponsored enterprise obligations	$15,000	$—	$97	$—	$14,903
SBA asset-backed securities	4,212	31	—	—	4,243
Total securities held to maturity	$19,212	$31	$97	$—	$19,146

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value

	(in thousands)

December 31, 2024:
Securities available for sale
U.S. government and government-sponsored enterprise obligations	$42,143	$—	$6,480	$—	$35,663
U.S. government agency and government-sponsored residential mortgage-backed securities	283,523	43	58,569	—	224,997
SBA asset-backed securities	1,446	—	64	—	1,382
Corporate bonds	2,000	13	151	—	1,862
Total securities available for sale	$329,112	$56	$65,264	$—	$263,904

Securities held to maturity
U.S. government and government-sponsored enterprise obligations	$15,000	$—	$228	$—	$14,772
SBA asset-backed securities	4,627	—	114	—	4,513
Total securities held to maturity	$19,627	$—	$342	$—	$19,285

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Accrued interest receivable is excluded from the amortized cost basis of debt securities. Accrued interest receivable totaled $1.0 million and $958,000 as of June 30, 2025, and December 31, 2024, respectively. At June 30, 2025, available-for-sale debt securities with a fair value of $259.4 million and held-to-maturity securities with a fair value of $14.9 million were pledged as collateral to provide borrowing capacity through the Federal Reserve’s Discount Window.

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2025, is as follows:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(in thousands)

After 1 year through 5 years	$17,644	$16,223	$15,000	$14,903
After 5 years through 10 years	26,500	22,873	—	—
	44,144	39,096	15,000	14,903

U.S. government agency and government-sponsored residential mortgage-backed securities	298,861	247,048	—	—
SBA asset-backed securities	1,156	1,122	4,212	4,243

Total	$344,161	$287,266	$19,212	$19,146

U.S. government-sponsored residential mortgage-backed securities and securities whose underlying assets are loans from the SBA have stated maturities of two to 30 years; however, it is expected that such securities will have shorter actual lives due to prepayments. U.S. government and government-sponsored enterprise obligations and corporate bonds are callable at the discretion of the issuer. U.S. government and government-sponsored enterprise obligations and corporate bonds with a total fair value of $54.0 million have a final maturity of two to seven years and a call feature of one month to two years. At June 30, 2025, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholder equity.

The following table shows proceeds and gross realized gains and losses related to the sales of securities for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)

Sales
Proceeds	$—	$16,584	$—	$16,584
Gross gains	—	—	—	—
Gross losses	—	1,041	—	1,041

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Information pertaining to securities with gross unrealized losses at June 30, 2025, and December 31, 2024, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Twelve Months and Over
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

	(in thousands)
June 30, 2025:
Securities available for sale

U.S. government and government-sponsored enterprise obligations	$—	$—	$4,893	$37,251
U.S. government agency and government-sponsored residential mortgage-backed securities	—	37	52,240	204,085
SBA asset-backed securities	—	—	34	1,122
Corporate bonds	1	999	154	846
	$1	$1,036	$57,321	$243,304

Securities held to maturity

U.S. government and government-sponsored enterprise obligations	$—	$—	97	14,903
SBA asset-backed securities	—	—	—	—
	$—	$—	$97	$14,903

December 31, 2024:
Securities available for sale

U.S. government and government-sponsored enterprise obligations	$—	$—	$6,480	$35,663
U.S. government agency and government-sponsored residential mortgage-backed securities	31	9,346	58,538	206,308
SBA asset-backed securities	—	—	64	1,382
Corporate bonds	—	—	151	849
	$31	$9,346	$65,233	$244,202

Securities held to maturity

U.S. government and government-sponsored enterprise obligations	$—	$—	228	14,772
SBA asset-backed securities	114	4,512	—	—
	$114	$4,512	$228	$14,772

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

As of June 30, 2025, the Company’s security portfolio consisted of 114 debt securities, 102 of which were in an unrealized loss position. The unrealized losses are primarily related to the Company’s debt securities that were issued by U.S. government-sponsored enterprises and agencies. The Company does not believe that the debt securities that were in an unrealized loss position as of June 30, 2025, represent a credit loss impairment. As of June 30, 2025, and December 31, 2024, the gross unrealized loss positions were primarily related to mortgage-backed securities and other obligations issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Total gross unrealized losses were primarily attributable to changes in interest rates relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Management reviewed the collectability of the corporate bonds taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report, and other information. Management believes the unrealized losses on the corporate bonds are primarily attributable to changes in the investment spreads and interest rates, and not to changes in the credit quality of the issuers of the corporate bonds.

Management expects to recover the entire amortized cost basis of the available-for-sale debt securities with an unrealized loss. Furthermore, the Company does not intend to sell these securities, and it is unlikely that the Company will be required to sell these securities, before recovery of their cost basis, which may be at maturity. Therefore, no ACL was recorded at June 30, 2025.

As of June 30, 2025, the held-to-maturity securities were U.S. government-sponsored enterprise obligations. These securities are guaranteed by the government-sponsored enterprise with a long history of no credit losses, and Management has determined these securities to have a zero loss expectation and therefore does not estimate an ACL on these securities.

3.LOANS HELD FOR SALE

The following table provides the fair value and contractual principal balance outstanding of loans held for sale accounted for under the fair value option:

	June 30,	December 31,
	2025	2024

	(in thousands)

Loans held for sale, fair value	$29,091	$36,768
Loans held for sale, contractual principal outstanding	28,318	36,205
Fair value less unpaid principal balance	$773	$563

The Company has elected the fair value option for mortgage loans held for sale to better match changes in fair value of the loans with changes in the fair value of the forward sale commitment contracts used to economically hedge them. Changes in fair value of mortgage loans held for sale accounted for under the fair value option election amounted to an increase of $306,000 and $210,000 in the three and six months ended June 30, 2025, to $773,000, compared to an increase of $395,000 and $173,000 in the three and six months ended June 30, 2024, to $704,000. These amounts are offset in earnings by the changes in fair value of forward sale commitments. The changes in fair value are reported as a component of gain on sale of mortgage loans in the unaudited Consolidated Statements of Income.

At June 30, 2025, and December 31, 2024, there were no loans held for sale that were greater than 90 days past due.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

4.LOANS AND ALLOWANCE FOR CREDIT LOSSES

A summary of the balances of loans follows:

	June 30,	December 31,
	2025	2024

	(in thousands)
Commercial:
Commercial real estate	$2,181,554	$2,280,309
Commercial construction	188,540	252,691
Commercial and industrial	643,999	594,453
Total commercial loans	3,014,093	3,127,453

Residential real estate:
One- to four-family	1,489,598	1,506,571
Second mortgages and equity lines of credit	197,918	189,598
Residential real estate construction	10,079	11,307
Total residential real estate loans	1,697,595	1,707,476

Consumer loans:
Auto	6,862	8,550
Personal	7,959	8,940
Total consumer loans	14,821	17,490

Total loans before basis adjustment	4,726,509	4,852,419
Basis adjustment associated with fair value hedge (1)	723	80
Total loans	4,727,232	4,852,499
Allowance for credit losses on loans	(47,964)	(56,101)
Loans, net	$4,679,268	$4,796,398

(1) Represents the basis adjustment associated with the application of hedge accounting on certain loans. Refer to Note 10 - Derivatives.

The net unamortized deferred loan origination fees and costs included in total loans and leases were $7.7 million and $8.8 million as of June 30, 2025, and December 31, 2024, respectively.

The Company has transferred a portion of its originated commercial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying unaudited interim Consolidated Balance Sheets. The Company and participating lenders share ratably in cash flows and any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders, and disburses required escrow funds to relevant parties. At June 30, 2025, and December 31, 2024, the Company was servicing loans for participants in the aggregate amounts of $446.5 million and $431.4 million, respectively.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents the activity in the ACL on loans for the three and six months ended June 30, 2025 and 2024:

					Second
					Mortgages
			Commercial		and	Residential
	Commercial	Commercial	and	One- to Four-	Equity Lines	Real Estate
	Real Estate	Construction	Industrial	Family	of Credit	Construction	Consumer	Total

	(in thousands)

Balance at March 31, 2025	$24,824	$3,457	$10,966	$8,590	$1,203	$168	$115	$49,323

Charge-offs	(1,685)	—	(7)	—	—	—	(42)	(1,734)
Recoveries	1	—	13	—	4	—	2	20
Provision	(1,632)	(519)	516	1,640	322	3	25	355
Balance at June 30, 2025	$21,508	$2,938	$11,488	$10,230	$1,529	$171	$100	$47,964

					Second
					Mortgages
			Commercial		and	Residential
	Commercial	Commercial	and	One- to Four-	Equity Lines	Real Estate
	Real Estate	Construction	Industrial	Family	of Credit	Construction	Consumer	Total

	(in thousands)

Balance at December 31, 2024	$30,764	$4,257	$10,700	$8,720	$1,348	$186	$126	$56,101

Charge-offs	(9,989)	—	(391)	—	—	—	(70)	(10,450)
Recoveries	5	—	35	—	14	—	13	67
Provision	728	(1,319)	1,144	1,510	167	(15)	31	2,246
Balance at June 30, 2025	$21,508	$2,938	$11,488	$10,230	$1,529	$171	$100	$47,964

					Second
					Mortgages
			Commercial		and	Residential
	Commercial	Commercial	and	One- to Four-	Equity Lines	Real Estate
	Real Estate	Construction	Industrial	Family	of Credit	Construction	Consumer	Total

	(in thousands)

Balance at March 31, 2024	$21,263	$5,322	$8,063	$12,035	$942	$331	$229	$48,185

Charge-offs	—	—	(184)	—	—	—	(17)	(201)
Recoveries	—	—	—	2	3	—	1	6
Provision	3,101	(1,589)	644	(1,334)	529	(127)	(75)	1,149
Balance at June 30, 2024	$24,364	$3,733	$8,523	$10,703	$1,474	$204	$138	$49,139

					Second
					Mortgages
			Commercial		and	Residential
	Commercial	Commercial	and	One- to Four-	Equity Lines	Real Estate
	Real Estate	Construction	Industrial	Family	of Credit	Construction	Consumer	Total

	(in thousands)

Balance at December 31, 2023	$21,288	$4,824	$8,107	$12,101	$964	$418	$270	$47,972

Charge-offs	—	—	(412)	—	—	—	(66)	(478)
Recoveries	100	—	46	2	6	—	4	158
Provision	2,976	(1,091)	782	(1,400)	504	(214)	(70)	1,487
Balance at June 30, 2024	$24,364	$3,733	$8,523	$10,703	$1,474	$204	$138	$49,139

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Individually analyzed loans include non-accrual loans and certain other loans based on the underlying risk characteristics and the discretion of Management to individually analyze such loans. As of June 30, 2025, the carrying value of individually analyzed loans amounted to $136.5 million, with a related allowance of $1.0 million, and $132.5 million of individually analyzed loans were considered collateral-dependent. As of December 31, 2024, the carrying value of individually analyzed loans amounted to $87.2 million, with a related allowance of $7.8 million, and $67.2 million of individually analyzed loans were considered collateral-dependent.

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

The following table presents the carrying value of collateral-dependent individually analyzed loans as of June 30, 2025, and December 31, 2024:

	June 30, 2025		December 31, 2024
	Carrying	Related	Carrying	Related
	Value	Allowance	Value	Allowance

	(in thousands)
Commercial:
Commercial real estate (1)	$84,494	$460	$44,983	$5,426
Commercial and industrial (2)	20,095	360	11,935	560
Commercial construction (1)	15,790	—	—	—
Total Commercial	120,379	820	56,918	5,986

Residential real estate (1)	12,078	93	10,321	—

Total	$132,457	$913	$67,239	$5,986

(1) The collateral type is real estate.

(2) The collateral type is business enterprise value and business assets.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following is a summary of past due and non-accrual loans at June 30, 2025, and December 31, 2024:

			90 Days		Non-accrual Loans
	30-59 Days	60-89 Days	or More	Total	With	Without
	Past Due	Past Due	Past Due	Past Due	an ACL	an ACL

	(in thousands)
June 30, 2025
Commercial real estate	$—	$20	$9,394	$9,414	$—	$9,394
Commercial construction	—	—	—	—	—	—
Commercial and industrial	1,581	2,978	2,175	6,734	222	10,938
Residential real estate:
One- to four-family	—	3,804	6,900	10,704	387	11,032
Second mortgages and equity lines of credit	363	159	210	732	10	697
Consumer:
Auto	23	—	—	23	—	—
Personal	26	9	22	57	23	—
Total	$1,993	$6,970	$18,701	$27,664	$642	$32,061

December 31, 2024
Commercial real estate	$3,803	$40	$—	$3,843	$16,836	$—
Commercial construction	—	—	—	—	—	—
Commercial and industrial	8,273	684	1,269	10,226	665	1,539
Residential real estate:
One- to four-family	8,589	7,014	6,670	22,273	—	9,545
Second mortgages and equity lines of credit	466	312	183	961	89	775
Consumer:
Auto	52	10	—	62	—	—
Personal	42	16	4	62	14	—
Total	$21,225	$8,076	$8,126	$37,427	$17,604	$11,859

At June 30, 2025, and December 31, 2024, there were no loans past due 90 days or more and still accruing.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following tables present the amortized cost basis of loans at June 30, 2025 and 2024, that were both experiencing financial difficulty and modified during the three and six months ended June 30, 2025 and 2024, respectively, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivables is also presented below:

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Amortized		Amortized
	Cost Basis	Financial Effect	Cost Basis	Financial Effect
	(in thousands)		(in thousands)
Residential Real Estate
Term Extension	$342	Extended maturity by a weighted average of 17.6 years.	$342	Extended maturity by a weighted average of 17.6 years.
Interest Rate Reduction	125	Reduced the contractual rate on one loan from 7.6% to 5.0%.	125	Reduced the contractual rate on one loan from 7.6% to 5.0%.
Combination Term Extension Interest Rate Reduction	$—		$429	Reduced the contractual rate on one loan from 6.63% to 5.00% and extended maturity by a weighted average of 11.4 years.
Total	$467		$896
% of Total Class of Financing Receivable	0.03%		0.06%

There were no modifications to commercial real estate or commercial and industrial loans during the three and six months ended June 30, 2025.

	Three and Six Months Ended June 30, 2024
	Amortized
	Cost Basis	Financial Effect
	(in thousands)
Commercial Real Estate
Interest Rate Reduction	$15,275	Reduced the weighted average contractual rate from 5.6% to 4.0%.
Total	$15,275
% of Total Class of Financing Receivable	0.64%

Commercial and Industrial
Term Extension	$54	Extended maturity by a weighted average of 7.7 years.
Total	$54
% of Total Class of Financing Receivable	0.01%

There were no modifications to residential real estate loans during the three and six months ended June 30, 2024.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. As of June 30, 2025, modified loans to borrowers experiencing financial difficulty had a current payment status. During the three and six months ended June 30, 2025 and 2024, there were no loans to borrowers experiencing financial difficulty that had a payment default and were modified in the twelve months prior to that default. Default is determined at 90 or more days past due, upon charge-off, or upon foreclosure. Modified loans in default are individually evaluated for the allowance for credit losses or if the modified loan is deemed uncollectible, the loan, or a portion of the loan, is written off, and the allowance for credit losses is adjusted accordingly.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table summarizes the Company’s loan portfolio by credit quality indicator and loan portfolio segment as of June 30, 2025:

								Revolving
							Revolving	Loans
							Loans	Converted
	Term Loans at Amortized Cost by Origination Year						Amortized	to Term
	2025	2024	2023	2022	2021	Prior	Cost	Loans	Total

	(in thousands)
Balance at June 30, 2025

Commercial real estate
Pass	$37,249	$62,128	$176,592	$681,940	$444,209	$646,583	$—	$—	$2,048,701
Special mention	—	—	6,777	29,009	—	8,871	—	—	44,657
Substandard	13,638	—	4,550	54,685	3,449	3,083	—	—	79,405
Doubtful	—	—	—	8,791	—	—	—	—	8,791
Total commercial real estate	50,887	62,128	187,919	774,425	447,658	658,537	—	—	2,181,554
YTD gross charge-offs	—	—	186	8,298	—	1,505	—	—	9,989

Commercial and industrial
Pass	43,866	86,206	67,487	86,737	76,618	145,301	111,086	—	617,301
Special mention	2,275	86	80	1,638	34	2,492	434	—	7,039
Substandard	8,587	—	6,023	—	—	834	2,724	—	18,168
Doubtful	—	—	—	—	6	1,300	185	—	1,491
Total commercial and industrial	54,728	86,292	73,590	88,375	76,658	149,927	114,429	—	643,999
YTD gross charge-offs	—	180	48	5	2	156	—	—	391

Commercial construction
Pass	1,237	34,434	15,232	64,592	37,073	—	1,851	—	154,419
Special mention	—	—	—	18,331	—	—	—	—	18,331
Substandard	—	—	—	15,790	—	—	—	—	15,790
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction	1,237	34,434	15,232	98,713	37,073	—	1,851	—	188,540
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

Residential real estate
Accrual	42,922	78,029	122,091	399,919	440,441	411,094	188,162	2,811	1,685,469
Non-accrual	—	—	—	299	970	10,419	423	15	12,126
Total residential real estate	42,922	78,029	122,091	400,218	441,411	421,513	188,585	2,826	1,697,595
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer
Accrual	3,316	3,763	3,074	2,371	737	588	949	—	14,798
Non-accrual	—	11	10	—	—	1	1	—	23
Total Consumer	3,316	3,774	3,084	2,371	737	589	950	—	14,821
YTD gross charge-offs	—	20	27	—	—	23	—	—	70

Total loans before basis adjustment	$153,090	$264,657	$401,916	$1,364,102	$1,003,537	$1,230,566	$305,815	$2,826	$4,726,509
Total YTD gross charge-offs	$—	$200	$261	$8,303	$2	$1,684	$—	$—	$10,450

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table summarizes the Company’s loan portfolio by credit quality indicator and loan portfolio segment as of December 31, 2024:

								Revolving
							Revolving	Loans
							Loans	Converted
	Term Loans at Amortized Cost by Origination Year						Amortized	to Term
	2024	2023	2022	2021	2020	Prior	Cost	Loans	Total

	(in thousands)
Balance at December 31, 2024

Commercial real estate
Pass	$82,833	$162,401	$743,173	$433,482	$190,543	$525,120	$—	$—	$2,137,552
Special mention	—	6,872	39,614	7,539	12,077	12,149	—	—	78,251
Substandard	—	6,598	44,191	—	—	13,717	—	—	64,506
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate	82,833	175,871	826,978	441,021	202,620	550,986	—	—	2,280,309
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial and industrial
Pass	80,926	78,767	72,636	82,638	63,043	93,493	104,897	—	576,400
Special mention	5	—	1,703	—	—	1,279	2,783	—	5,770
Substandard	—	178	2,874	3,844	—	3,841	260	—	10,997
Doubtful	—	—	—	—	—	1,237	49	—	1,286
Total commercial and industrial	80,931	78,945	77,213	86,482	63,043	99,850	107,989	—	594,453
YTD gross charge-offs	69	26	303	122	74	34	—	—	628

Commercial construction
Pass	31,074	45,739	82,447	73,657	—	—	1,972	—	234,889
Special mention	—	—	17,802	—	—	—	—	—	17,802
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction	31,074	45,739	100,249	73,657	—	—	1,972	—	252,691
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

Residential real estate
Accrual	85,268	125,741	413,118	452,081	192,734	246,206	179,516	2,403	1,697,067
Non-accrual	—	—	469	673	113	8,572	577	5	10,409
Total residential real estate	85,268	125,741	413,587	452,754	192,847	254,778	180,093	2,408	1,707,476
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer
Accrual	7,134	4,040	3,186	1,113	279	720	1,004	—	17,476
Non-accrual	3	—	11	—	—	—	—	—	14
Total Consumer	7,137	4,040	3,197	1,113	279	720	1,004	—	17,490
YTD gross charge-offs	—	63	35	25	10	21	—	—	154

Total loans before basis adjustment	$287,243	$430,336	$1,421,224	$1,055,027	$458,789	$906,334	$291,058	$2,408	$4,852,419
Total YTD gross charge-offs	$69	$89	$338	$147	$84	$55	$—	$—	$782

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

5.	MORTGAGE LOAN SERVICING

The Company sells residential mortgages to government-sponsored enterprises and other parties. The Company retains no beneficial interests in these loans, but it may retain the servicing rights of the loans sold. Mortgage loans serviced for others are not included in the accompanying unaudited interim Consolidated Balance Sheets. The risks inherent in MSRs relate primarily to changes in prepayments that generally result from shifts in mortgage interest rates. The unpaid principal balance of mortgage loans serviced for others was $3.24 billion and $3.36 billion as of June 30, 2025, and December 31, 2024, respectively.

The Company accounts for MSRs at fair value. The Company obtains and reviews valuations from an independent third party to determine the fair value of MSRs. Key assumptions used in the estimation of fair value include prepayment speeds, discount rates, and default rates. At June 30, 2025, and December 31, 2024, the following weighted average assumptions were used in the calculation of fair value of MSRs:

	June 30,	December 31,
	2025	2024
Prepayment speed	7.90%	7.67%
Discount rate	9.84	9.97
Default rate	1.60	1.83

The following summarizes changes to MSRs for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)

Balance, beginning of period	$42,620	$46,597	$44,500	$46,111
Additions	24	430	77	641
Changes in fair value due to:
Reductions from loans paid off during the period	(926)	(545)	(1,708)	(898)
Changes in valuation inputs or assumptions	(546)	(273)	(1,697)	355
Balance, end of period	$41,172	$46,209	$41,172	$46,209

Contractually specified servicing fees, net of subservicing expense, included in other mortgage banking income amounted to $1.8 million and $3.6 million for the three and six months ended June 30, 2025, respectively. For the three and six months ended June 30, 2024, contractually specified servicing fees, net of subservicing expense, included in other mortgage banking income amounted to $1.9 million and $3.9 million, respectively.

6.GOODWILL AND OTHER INTANGIBLE ASSETS

At June 30, 2025, and December 31, 2024, the carrying value of the Bank’s goodwill was $59.0 million as of both dates.

Goodwill is tested for impairment annually on October 31 or on an interim basis if an event triggering impairment may have occurred. Management considered the Merger Agreement, which was entered into on April 24, 2025, to be a triggering event under ASC 350. Accordingly, an interim qualitative assessment was performed as of March 31, 2025. The qualitative assessment indicated that it was not more likely than not that impairment existed at March 31, 2025. As of June 30, 2025, the Company assessed whether there were additional events or changes in circumstances that would indicate that it was more likely than not that the fair value of the reporting unit was less than the reporting unit’s carrying amounts. The Company determined that there had been no such indicators, therefore, no interim goodwill impairment assessment was performed as of June 30, 2025.

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

Other intangible assets were $378,000 and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company determined that there was no triggering event that warranted an interim impairment test at June 30, 2025.

7.DEPOSITS

A summary of deposit balances, by type, is as follows:

	June 30,	December 31,
	2025	2024

	(in thousands)

NOW and demand deposit accounts	$1,043,553	$988,984
Regular savings and club accounts	867,164	895,232
Money market deposit accounts	1,175,499	1,195,209
Total non-certificate accounts	3,086,216	3,079,425

Term certificate accounts greater than $250,000	303,299	303,334
Term certificate accounts less than or equal to $250,000	765,394	766,510
Brokered deposits	338,762	401,484
Total certificate accounts	1,407,455	1,471,328
Total deposits	$4,493,671	$4,550,753

Total municipal deposits included in the table amounted to $460.9 million at June 30, 2025, and $519.5 million at December 31, 2024. Municipal deposits are generally required to be fully insured. The Company provides supplemental insurance for municipal deposits through a reciprocal deposit program and letters of credit offered by the FHLB. The Company participates in a reciprocal deposit program with other financial institutions that provides access to FDIC-insured deposit products in aggregate amounts exceeding the current limits for depositors. At June 30, 2025, and December 31, 2024, total reciprocal deposits were $358.7 million and $376.3 million, respectively.

A summary of certificate accounts by maturity at June 30, 2025, is as follows:

		Weighted
		Average
	Amount	Rate

	(dollars in thousands)

Within 1 year	$1,214,738	4.08%
Over 1 year to 2 years	187,146	4.19
Over 2 years to 3 years	2,268	3.37
Over 3 years to 4 years	1,709	3.04
Over 4 years to 5 years	1,594	3.40
Total certificate deposits	$1,407,455	4.09%

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

8.BORROWINGS

Borrowed funds at June 30, 2025, and December 31, 2024, consisted of FHLB advances. Short-term advances were $196.0 million and $212.0 million with a weighted average rate of 4.48% and 4.50%, at June 30, 2025, and December 31, 2024, respectively. Long-term borrowings are summarized by maturity date below.

	June 30, 2025			December 31, 2024
	Amount by		Weighted	Amount by		Weighted
	Scheduled	Amount by	Average	Scheduled	Amount by	Average
	Maturity*	Call Date (1)	Rate (2)	Maturity*	Call Date (1)	Rate (2)

	(dollars in thousands)
Year ending December 31:
2025	$—	170,000	—%	$60,987	230,987	4.32%
2026	75,000	40,000	4.39	75,000	40,000	4.39
2027	85,000	—	4.17	85,000	—	4.17
2028	59,198	19,198	4.04	59,198	19,198	4.04
2029	23,128	13,128	4.06	23,128	13,128	4.06
2030	—	—	—	—	—	—
2031 and thereafter	1,326	1,326	1.55	1,242	1,242	1.68
	$243,652	243,652	4.18%	$304,555	$304,555	4.21%

* Includes an amortizing advance requiring monthly principal and interest payments.

(1) Callable FHLB advances are shown in the respective periods assuming that the callable debt is redeemed at the call date, while all other advances are shown in the periods corresponding to their scheduled maturity date. There were 9 callable advances at June 30, 2025.

(2) Weighted average rates are based on scheduled maturity dates.

The FHLB advances are secured by a blanket security agreement which requires the Bank to maintain certain qualifying assets as collateral, principally residential mortgage loans and commercial real estate loans held in the Bank’s portfolio. The carrying value of the loans pledged as collateral for these borrowings totaled $2.02 billion at June 30, 2025 and $2.16 billion at December 31, 2024. As of June 30, 2025, the Company had $693.7 million of available borrowing capacity with the FHLB.

The Federal Reserve Discount Window extends credit based on eligible collateral. At June 30, 2025, the Bank had $563.8 million of borrowing capacity at the FRBB secured by pledged loans and securities whose collateral value was $300.0 million and $263.8 million, respectively. At June 30, 2025, there was no balance outstanding. The Company also has additional borrowing capacity under a $25.0 million unsecured federal funds line with a correspondent bank.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

9.OTHER COMMITMENTS AND CONTINGENCIES

ACL on Unfunded Commitments

The ACL on unfunded commitments amounted to $3.4 million and $2.9 million at June 30, 2025 and 2024, respectively. The activity in the ACL on unfunded commitments for the three and six months ended June 30, 2025 and 2024 is presented below:

	Commercial	Commercial	Commercial	Residential
	Real Estate	Construction	and Industrial	Real Estate	Consumer	Total

	(in thousands)

Balance at March 31, 2025	$907	$1,044	$690	$350	$9	$3,000
Provision	(125)	2	429	78	—	384
Balance at June 30, 2025	$782	$1,046	$1,119	$428	$9	$3,384

Balance at March 31, 2024	$360	$1,930	$845	$258	$19	$3,412
Provision	(1)	(663)	(43)	182	(9)	(534)
Balance at June 30, 2024	$359	$1,267	$802	$440	$10	$2,878

	Commercial	Commercial	Commercial	Residential
	Real Estate	Construction	and Industrial	Real Estate	Consumer	Total

	(in thousands)

Balance at December 31, 2024	$947	$1,398	$793	$359	$9	$3,506
Provision	(165)	(352)	326	69	—	(122)
Balance at June 30, 2025	$782	$1,046	$1,119	$428	$9	$3,384

Balance at December 31, 2023	$411	$2,351	$882	$254	$20	$3,918
Provision	(52)	(1,084)	(80)	186	(10)	(1,040)
Balance at June 30, 2024	$359	$1,267	$802	$440	$10	$2,878

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

The following off-balance sheet financial instruments were outstanding at June 30, 2025, and December 31, 2024. The contract amounts represent credit risk.

	June 30,	December 31,
	2025	2024

	(in thousands)

Commitments to grant residential real estate loans-HarborOne Mortgage	$57,481	$38,929
Commitments to grant other loans	56,907	25,191
Unadvanced funds on home equity lines of credit	282,916	281,890
Unadvanced funds on revolving lines of credit	233,290	270,735
Unadvanced funds on construction loans	128,441	166,726

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Commitments to extend credit and unadvanced portions of construction loans are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Commitments to grant loans generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for unadvanced funds on construction loans and home equity and revolving lines of credit may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Commitments to grant loans and unadvanced construction loans and home equity lines of credit are collateralized by real estate, while revolving lines of credit are unsecured.

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

As of June 30, 2025, the Company had two interest rate swap agreements with a notional amount of $100.0 million that were designated as a fair value hedge of fixed-rate residential mortgages. The hedges were determined to be effective during the three months ended June 30, 2025, and the Company expects the hedges to remain effective during the remaining terms of the swaps.

The following amounts were recorded on the Consolidated Balance Sheets related to cumulative basis adjustment for fair value hedges as of the dates indicated:

			Cumulative Amount of Fair Value
			Hedging Adjustment Included in the
Line Item in the Consolidated Balance Sheets	Carrying Amount of the Hedged		Carrying Amount of the Hedged
in Which the Hedged Item is Included	Assets		Assets
	June 30,	December 31,	June 30,	December 31,
	2025	2024	2025	2024

	(in thousands)

Loans held for investment (1)	$100,723	$100,080	$723	$80
Total	$100,723	$100,080	$723	$80

(1) These amounts were included in the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At June 30, 2025, the amortized cost basis of the closed portfolios used in these hedging relationships was $1.10 billion; the cumulative basis adjustments associated with these hedging relationships was $723,000 and the amount of the designated hedged items were $100.0 million.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

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

As of June 30, 2025, the Company had no interest rate swap agreements that were designated as a cashflow hedge of brokered deposits. During the quarter, a $100.0 million interest rate swap agreement matured and $77,000 was reclassified to interest expense.

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

The following table presents the outstanding notional balances and fair values of outstanding derivative instruments:

		Assets	Liabilities
	Notional	Fair	Fair
	Amount	Value	Value

	(in thousands)
June 30, 2025:
Derivatives designated as hedging instruments
Fair value hedge - interest rate swaps	$100,000	$—	$600
Cashflow hedge - interest rate swaps	—	—	—
Total derivatives designated as hedging instruments		$—	$600
Derivatives not designated as hedging instruments
Derivative loan commitments	$36,443	$639	$31
Forward loan sale commitments	37,000	—	287
Interest rate swaps	1,005,744	17,294	17,294
Risk participation agreements	214,705	—	—
Interest Rate Futures	50,400	551	—
Total derivatives not designated as hedging instruments		$18,484	$17,612
Total derivatives		$18,484	$18,212

December 31, 2024:
Derivatives designated as hedging instruments
Fair value hedge - interest rate swaps	$100,000	$112	$84
Cashflow hedge - interest rate swaps	$100,000	$1,040	$—
Total derivatives designated as hedging instruments		$1,152	$84
Derivatives not designated as hedging instruments
Derivative loan commitments	$38,929	$374	$61
Forward loan sale commitments	50,500	382	4
Interest rate swaps	1,015,448	23,021	23,021
Risk participation agreements	216,245	—	—
Interest Rate Futures	35,400	—	376
Total derivatives not designated as hedging instruments		$23,777	$23,462
Total derivatives		$24,929	$23,546

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents the recorded net gains and losses pertaining to the Company’s derivative instruments:

	Location of gain (loss)
	recognized in	Three Months Ended June 30,		Six Months Ended June 30,
	Income	2025	2024	2025	2024

		(in thousands)
Derivatives designated as fair value hedge
Hedged items - loans	Interest income	$156	$(197)	$644	$(1,626)
Interest rate swap contracts	Interest income	(146)	217	(629)	1,637
Total		$10	$20	$15	$11
Derivatives not designated as hedging instruments
Derivative loan commitments	Mortgage banking income	$122	$(64)	$295	$(7)
Forward loan sale commitments	Mortgage banking income	(233)	53	(665)	363
Interest rate futures	Mortgage banking income	349	(280)	910	(501)
Total		$238	$(291)	$540	$(145)

The effect of cashflow hedge accounting on accumulated other comprehensive income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)
Derivatives designated as hedging instruments
Loss in OCI on derivatives (effective portion), net of tax	$(63)	$(711)	$(771)	$(1,080)
Gain reclassified from OCI into interest income (effective portion)	$77	$1,264	$1,064	$2,499

Master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral or cash funds, in the event of default on, or termination of, any one contract. Collateral is provided by cash or securities received or posted by the counterparty with net liability positions, respectively, in accordance with contract thresholds.

The following table presents the offsetting of derivatives and amounts subject to an enforceable master netting arrangement, not offset in the Consolidated Balance Sheets at June 30, 2025:

Gross Amounts Not Offset in the Consolidated Balance Sheets
Net Amounts
	Gross Amounts	Gross Amounts	Assets (Liabilities)		Cash
	of Recognized	Offset in the	presented in the		Collateral
	Assets	Consolidated	Consolidated	Financial	(Received)	Net
	(Liabilities)	Balance Sheets	Balance Sheets	Instruments	Posted	Amount

(in thousands)
Derivatives designated as hedging instruments
Interest rate swap on deposits	$—	$—	$—	$—	$—	$—
Interest rate swap on residential real estate loans	$(593)	$—	$(593)	$—	$470	$(123)
Derivatives not designated as hedging instruments
Customer interest rate swaps	$7,664	$—	$7,664	$—	$(7,700)	$(36)

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

11.OPERATING LEASE ROU ASSETS AND LIABILITIES

Operating lease ROU assets, included in other assets, were $19.8 million and $20.9 million at June 30, 2025 and December 31, 2024, respectively.

Operating lease liabilities, included in other liabilities and accrued expenses, were $21.5 million and $22.7 million at June 30, 2025, and December 31, 2024, respectively. As of June 30, 2025, and December 31, 2024, there were no leases that had not yet commenced. At June 30, 2025, lease expiration dates ranged from six months to 33.1 years and had a weighted average remaining lease term of 15.8 years. At December 31, 2024, lease expiration dates ranged from two months to 33.2 years and had a weighted average remaining lease term of 15.9 years.

Future minimum lease payments under non-cancellable leases and a reconciliation to the amount recorded as operating lease liabilities as of June 30, 2025, were as follows:

June 30,
2025
(in thousands)

2025	$1,412
2026	2,664
2027	2,555
2028	2,296
2029	2,045
Thereafter	15,079
Total lease payments	26,051
Imputed interest	(4,516)
Total present value of operating lease liabilities	$21,535

The weighted-average discount rate and remaining lease term for operating leases were as follows:

	June 30, 2025	December 31, 2024
Weighted-average discount rate	2.17%	2.15%
Weighted-average remaining lease term (years)	15.82	15.85

Rental expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease components, such as fair-market value adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

The following table presents the components of total lease expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(in thousands)
Lease Expense:
Operating lease expense	$686	$714	$1,376	$1,461
Short-term lease expense	23	29	54	55
Variable lease expense	6	5	12	10
Total lease expense	$715	$748	$1,442	$1,526
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	707	729	1,413	1,466
Operating Lease - operating cash flows (liability reduction)	590	608	1,181	1,223
ROU assets obtained in exchange for new operating lease liabilities	1	84	52	122

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

At June 30, 2025, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements, and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The capital levels of both the Company and the Bank at June 30, 2025, also exceeded the minimum capital requirements, including the currently applicable capital conservation buffer of 2.5%.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The Company’s and the Bank’s actual regulatory capital ratios as of June 30, 2025, and December 31, 2024, are presented in the table below.

					Minimum Required to be
					Considered "Well Capitalized"
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
HarborOne Bancorp, Inc.
June 30, 2025
Common equity Tier 1 capital to risk-weighted assets	$565,041	12.2%	$208,473	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	565,041	12.2	277,964	6.0	N/A	N/A
Total capital to risk-weighted assets	616,389	13.3	370,618	8.0	N/A	N/A
Tier 1 capital to average assets	565,041	10.0	225,911	4.0	N/A	N/A

December 31, 2024
Common equity Tier 1 capital to risk-weighted assets	$565,319	11.8%	$215,789	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	565,319	11.8	287,718	6.0	N/A	N/A
Total capital to risk-weighted assets	624,926	13.0	383,624	8.0	N/A	N/A
Tier 1 capital to average assets	565,319	9.8	229,865	4.0	N/A	N/A

HarborOne Bank
June 30, 2025
Common equity Tier 1 capital to risk-weighted assets	$525,362	11.3%	$208,469	4.5%	$301,121	6.5%
Tier 1 capital to risk-weighted assets	525,362	11.3	277,958	6.0	370,611	8.0
Total capital to risk-weighted assets	576,710	12.4	370,611	8.0	463,264	10.0
Tier 1 capital to average assets	525,362	9.3	225,890	4.0	282,362	5.0

December 31, 2024
Common equity Tier 1 capital to risk-weighted assets	$528,185	11.0%	$215,846	4.5%	$311,778	6.5%
Tier 1 capital to risk-weighted assets	528,185	11.0	287,795	6.0	383,727	8.0
Total capital to risk-weighted assets	587,792	12.3	383,727	8.0	479,659	10.0
Tier 1 capital to average assets	528,185	9.2	229,836	4.0	287,295	5.0

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

The following table presents changes in accumulated other comprehensive (loss) income by component for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025				2024

	Post-	Available-	Cash		Post-	Available-	Cash
	retirement	for-Sale	Flow		retirement	for-Sale	Flow
	Benefit	Securities	Hedge	Total	Benefit	Securities	Hedge	Total

	(in thousands)

Balance at beginning of period	$(46)	$(45,681)	$63	$(45,664)	$64	$(51,965)	$3,297	$(48,604)

Other comprehensive (loss) income before reclassifications	3	1,953	—	1,956	1	650	268	919
Amounts reclassified from accumulated other comprehensive (loss) income	(3)	—	(77)	(80)	(22)	1,041	(1,264)	(245)
Net current-period other comprehensive (loss) income	—	1,953	(77)	1,876	(21)	1,691	(996)	674
Related tax effect	—	(434)	14	(420)	—	(378)	285	(93)
Balance at end of period	$(46)	$(44,162)	$—	$(44,208)	$43	$(50,652)	$2,586	$(48,023)

	Six Months Ended June 30,
	2025				2024

	Post-	Available-	Cash		Post-	Available-	Cash
	retirement	for-Sale	Flow		retirement	for-Sale	Flow
	Benefit	Securities	Hedge	Total	Benefit	Securities	Hedge	Total

	(in thousands)

Balance at beginning of period	$(46)	$(50,620)	$771	$(49,895)	$85	$(47,373)	$3,666	$(43,622)

Other comprehensive (loss) income before reclassifications	6	8,313	23	8,342	—	(4,290)	986	(3,304)
Amounts reclassified from accumulated other comprehensive (loss) income	(6)	—	(1,064)	(1,070)	(42)	1,041	(2,499)	(1,500)
Net current period other comprehensive (loss) income	—	8,313	(1,041)	7,272	(42)	(3,249)	(1,513)	(4,804)
Related tax effect	—	(1,855)	270	(1,585)	—	(30)	433	403
Balance at end of period	$(46)	$(44,162)	$—	$(44,208)	$43	$(50,652)	$2,586	$(48,023)

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

The following methods and assumptions were used by the Company in estimating fair value disclosures:

Debt Securities – Available-for-sale debt securities are recorded at fair value on a recurring basis. When available, the Company uses quoted market prices to determine the fair value of debt securities; such items are classified as Level 1. There were no Level 1 securities held at June 30, 2025, and December 31, 2024.

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

Debt securities not actively traded whose fair value is determined through the use of cash flows utilizing inputs that are unobservable are classified as Level 3. There were no Level 3 securities held at June 30, 2025, and December 31, 2024.

Loans held for sale - The fair value of mortgage loans held for sale is estimated based on current market prices for similar loans in the secondary market and therefore are classified as Level 2 assets. There were no mortgage loans held for sale 90 days or more past due as of June 30, 2025, and December 31, 2024.

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

Forward loan sale commitments and derivative loan commitments - Forward loan sale commitments and derivative loan commitments are based on fair values of the underlying mortgage loans and the probability of such commitments being exercised. The assumptions for pull-through rates are derived from internal data and adjusted using Management judgment. Derivative loan commitments include the value of servicing rights and non-refundable costs of originating the loan based on the Company’s internal cost analysis that is not observable. The weighted average pull-through rate for derivative loan commitments was approximately 92% and 91% at June 30, 2025, and December 31, 2024, respectively.

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

Although the Company has determined that the majority of the inputs used to value its interest rate swaps and risk participation agreements fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with interest rate contracts and risk participation agreements utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of June 30, 2025, and December 31, 2024, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company classified its derivative valuations in their entirety as Level 2.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2025
				Total
	Level 1	Level 2	Level 3	Fair Value

Assets	(in thousands)
Securities available for sale	$—	$287,266	$—	$287,266
Loans held for sale	—	29,091	—	29,091
Mortgage servicing rights	—	41,172	—	41,172
Derivatives	—	17,845	639	18,484
	$—	$375,374	$639	$376,013

Liabilities
Derivatives	$—	$17,894	$318	$18,212

	December 31, 2024
				Total
	Level 1	Level 2	Level 3	Fair Value

Assets	(in thousands)
Securities available for sale	$—	$263,904	$—	$263,904
Loans held for sale	—	36,768	—	36,768
Mortgage servicing rights	—	44,500	—	44,500
Derivatives	—	24,173	756	24,929
	$—	$369,345	$756	$370,101

Liabilities
Derivatives	$—	$23,481	$65	$23,546

The table below presents, for the three and six months ended June 30, 2025 and 2024, the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)
Assets: Derivative and Forward Loan Sale Commitments:
Balance at beginning of period	$549	$449	$756	$484
Total gains (losses) included in net income (1)	90	189	(117)	154
Balance at end of period	$639	$638	$639	$638
Changes in unrealized gains relating to instruments at period end	$639	$638	$639	$638

Liabilities: Derivative and Forward Loan Sale Commitments:
Balance at beginning of period	$(117)	$(50)	$(65)	$(451)
Total gains (losses) included in net income (1)	(201)	(200)	(253)	201
Balance at end of period	$(318)	$(250)	$(318)	$(250)
Changes in unrealized losses relating to instruments at period end	$(318)	$(250)	$(318)	$(250)

(1) Included in mortgage banking income on the Consolidated Statements of Income.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Assets Measured at Fair Value on a Non-recurring Basis

The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with GAAP. The following is a summary of applicable non-recurring fair value measurements. There are no liabilities measured at fair value on a non-recurring basis at June 30, 2025, or December 31, 2024.

	June 30,			December 31,
	2025			2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

	(in thousands)

Collateral-dependent individually analyzed loans	$—	$—	$21,031	$—	$—	$47,463

The table below presents quantitative information about significant unobservable inputs (Level 3) for assets measured at fair value on a non-recurring basis at the dates indicated.

	Fair Value
	June 30,	December 31,
	2025	2024	Valuation Technique

	(in thousands)

Collateral-dependent individually analyzed loans	$21,031	$47,463	Appraisals of collateral (1)

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

	June 30, 2025
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total

	(in thousands)

Financial assets:
Cash and cash equivalents	$203,053	$203,053	$—	$—	$203,053
Securities available for sale	287,266	—	287,266	—	287,266
Securities held to maturity	19,212	—	19,146	—	19,146
Federal Home Loan Bank stock	20,538	N/A	N/A	N/A	N/A
Loans held for sale	29,091	—	29,091	—	29,091
Loans, net	4,679,268	—	—	4,504,142	4,504,142
Retirement plan annuities	15,938	—	—	15,938	15,938
Accrued interest receivable	16,786	—	16,786	—	16,786
Derivatives	18,484	—	17,845	639	18,484

Financial liabilities:
Deposits	$4,493,671	$—	$—	$4,492,144	$4,492,144
Borrowed funds	439,652	—	440,196	—	440,196
Mortgagors' escrow accounts	9,340	—	—	9,340	9,340
Accrued interest payable	5,198	—	5,198	—	5,198
Derivatives	18,212	—	17,894	318	18,212

	December 31, 2024
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total

	(in thousands)
Financial assets:
Cash and cash equivalents	$231,071	$231,071	$—	$—	$231,071
Securities available for sale	263,904	—	263,904	—	263,904
Securities held to maturity	19,627	—	19,285	—	19,285
Federal Home Loan Bank stock	23,277	N/A	N/A	N/A	N/A
Loans held for sale	36,768	—	36,768	—	36,768
Loans, net	4,796,398	—	—	4,577,140	4,577,140
Retirement plan annuities	15,698	—	—	15,698	15,698
Accrued interest receivable	18,393	—	18,393	—	18,393
Derivatives	24,929	—	24,173	756	24,929

Financial liabilities:
Deposits	$4,550,753	$—	$—	$4,549,755	$4,549,755
Borrowed funds	516,555	—	516,287	—	516,287
Mortgagors' escrow accounts	8,537	—	—	8,537	8,537
Accrued interest payable	6,575	—	6,575	—	6,575
Derivatives	23,546	—	23,481	65	23,546

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

15.EARNINGS PER SHARE

Basic EPS represents net income attributable to common shareholders divided by the weighted-average number of common shares outstanding during the period. Non-vested restricted shares that are participating securities are included in the computation of basic EPS. Diluted EPS is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding, plus the effect of potential dilutive common stock equivalents outstanding during the period. At June 30, 2024, potential common shares of 130,225 were considered to be anti-dilutive and excluded from EPS. At June 30, 2025, there were no shares that were considered anti-dilutive.

The following table presents earnings per common share.

	Three Months Ended June 30,
	2025	2024

Net income available to common stockholders (in thousands)	$8,058	$7,296

Average number of common shares outstanding	43,126,860	44,648,561
Less: Average unallocated ESOP shares and non-vested restricted shares	(3,201,883)	(3,354,774)
Weighted average number of common shares outstanding used to calculate basic earnings per common share	39,924,977	41,293,787
Dilutive effect of share-based compensation	192,860	76,502
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	40,117,837	41,370,289

Earnings per common share:
Basic	$0.20	$0.18
Diluted	$0.20	$0.18

	Six Months Ended June 30,
	2025	2024

Net income available to common stockholders (in thousands)	$13,558	$14,596

Average number of common shares outstanding	43,334,329	44,967,016
Less: Average unallocated ESOP shares and non-vested restricted shares	(3,200,539)	(3,363,912)
Weighted average number of common shares outstanding used to calculate basic earnings per common share	40,133,790	41,603,104
Dilutive effect of share-based compensation	226,868	145,559
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	40,360,658	41,748,663

Earnings per common share:
Basic	$0.34	$0.35
Diluted	$0.34	$0.35

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

16.	REVENUE RECOGNITION

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Information about the reportable segments and reconciliation to the unaudited interim Consolidated Financial Statements at June 30, 2025 and 2024 and for the three and six months ended June 30, 2025 and 2024 is presented in the tables below.

	Three Months Ended June 30, 2025
	HarborOne	HarborOne
	Bank	Mortgage	Other	Eliminations	Consolidated

	(in thousands)
Interest and dividend income	$65,269	$643	$10,003	$(10,315)	$65,600
Interest expense	(32,363)	(336)	—	314	(32,385)
Net interest and dividend income	32,906	307	10,003	(10,001)	33,215
Provision for credit losses	739	—	—	—	739
Net interest and dividend income, after provision for credit losses	32,167	307	10,003	(10,001)	32,476
Mortgage banking income:
Gain on sale of mortgage loans	—	3,378	—	—	3,378
Intersegment (loss) gain	(335)	533	—	(198)	—
Changes in mortgage servicing rights fair value	(122)	(1,001)	—	—	(1,123)
Other	165	2,128	—	—	2,293
Total mortgage banking (loss) income	(292)	5,038	—	(198)	4,548
Other noninterest income	7,673	—	—	—	7,673
Total noninterest income	7,381	5,038	—	(198)	12,221
Compensation and benefits	15,779	3,515	(505)	—	18,789
Other noninterest expense	12,458	1,260	1,563	—	15,281
Total noninterest expense	28,237	4,775	1,058	—	34,070
Income (loss) before income taxes	11,311	570	8,945	(10,199)	10,627
Provision (benefit) for income taxes	2,753	101	(285)	—	2,569
Net income (loss)	$8,558	$469	$9,230	$(10,199)	$8,058

Total assets at period end	$5,613,510	$109,343	$584,004	$(697,782)	$5,609,075
Total liabilities at period end	$5,072,680	$52,383	$3,856	$(99,991)	$5,028,928
Goodwill at period end	$59,042	$—	$—	$—	$59,042

	Six Months Ended June 30, 2025
	HarborOne	HarborOne
	Bank	Mortgage	Other	Eliminations	Consolidated

	(in thousands)
Interest and dividend income	$129,474	$1,113	$20,008	$(20,556)	$130,039
Interest expense	(65,253)	(657)	—	555	(65,355)
Net interest and dividend income	64,221	456	20,008	(20,001)	64,684
Provision for credit losses	2,124	—	—	—	2,124
Net interest and dividend income, after provision for credit losses	62,097	456	20,008	(20,001)	62,560
Mortgage banking income:
Gain on sale of mortgage loans	—	6,094	—	—	6,094
Intersegment (loss) gain	(416)	742	—	(326)	—
Changes in mortgage servicing rights fair value	(256)	(2,239)	—	—	(2,495)
Other	332	4,069	—	—	4,401
Total mortgage banking (loss) income	(340)	8,666	—	(326)	8,000
Other noninterest income	14,112	—	—	—	14,112
Total noninterest income	13,772	8,666	—	(326)	22,112
Compensation and benefits	31,896	6,682	(1,004)	—	37,574
Other noninterest expense	24,524	2,597	2,225	—	29,346
Total noninterest expense	56,420	9,279	1,221	—	66,920
Income (loss) before income taxes	19,449	(157)	18,787	(20,327)	17,752
Provision (benefit) for income taxes	4,656	(135)	(327)	—	4,194
Net income (loss)	$14,793	$(22)	$19,114	$(20,327)	$13,558

Total assets at period end	$5,613,510	$109,343	$584,004	$(697,782)	$5,609,075
Total liabilities at period end	$5,072,680	$52,383	$3,856	$(99,991)	$5,028,928
Goodwill at period end	$59,042	$—	$—	$—	$59,042

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

	Three Months Ended June 30, 2024
	HarborOne	HarborOne
	Bank	Mortgage	Other	Eliminations	Consolidated

	(in thousands)
Interest and dividend income	$67,687	$639	$3,125	$(3,500)	$67,951
Interest expense	(36,589)	(399)	387	—	(36,601)
Net interest and dividend income	31,098	240	3,512	(3,500)	31,350
Provision for credit losses	615	—	—	—	615
Net interest and dividend income, after provision for credit losses	30,483	240	3,512	(3,500)	30,735
Mortgage banking income:
Gain on sale of mortgage loans	—	3,141	2	—	3,143
Intersegment (loss) gain	(464)	464	—	—	—
Changes in mortgage servicing rights fair value	(74)	(1,024)	—	—	(1,098)
Other	180	2,177	(1)	—	2,356
Total mortgage banking (loss) income	(358)	4,758	1	—	4,401
Other noninterest income	7,514	4	—	—	7,518
Total noninterest income	7,156	4,762	1	—	11,919
Compensation and benefits	15,627	3,944	(595)	—	18,976
Other noninterest expense	12,164	1,325	679	—	14,168
Total noninterest expense	27,791	5,269	84	—	33,144
Income (loss) before income taxes	9,848	(267)	3,429	(3,500)	9,510
Provision (benefit) for income taxes	2,310	(76)	(20)	—	2,214
Net income (loss)	$7,538	$(191)	$3,449	$(3,500)	$7,296

Total assets at period end	$5,793,429	$120,390	$575,476	$(702,260)	$5,787,035
Total liabilities at period end	$5,261,496	$63,404	$5,282	$(120,476)	$5,209,706
Goodwill at period end	$59,042	$—	$—	$—	$59,042

	Six Months Ended June 30, 2024
	HarborOne	HarborOne
	Bank	Mortgage	Other	Eliminations	Consolidated

	(in thousands)
Interest and dividend income	$134,431	$1,082	$6,342	$(7,000)	$134,855
Interest expense	(72,848)	(762)	687	—	(72,923)
Net interest and dividend income	61,583	320	7,029	(7,000)	61,932
Provision for credit losses	447	—	—	—	447
Net interest and dividend income, after provision for credit losses	61,136	320	7,029	(7,000)	61,485
Mortgage banking income:
Gain on sale of mortgage loans	—	5,155	1	—	5,156
Intersegment (loss) gain	(700)	772	—	(72)	—
Changes in mortgage servicing rights fair value	(106)	(938)	—	—	(1,044)
Other	360	4,273	(1)	—	4,632
Total mortgage banking (loss) income	(446)	9,262	—	(72)	8,744
Other noninterest income	13,905	14	(3)	—	13,916
Total noninterest income	13,459	9,276	(3)	(72)	22,660
Compensation and benefits	30,934	6,863	(1,185)	—	36,612
Goodwill impairment	—	—	—	—	—
Other noninterest expense	24,262	2,717	1,303	—	28,282
Total noninterest expense	55,196	9,580	118	—	64,894
Income (loss) before income taxes	19,399	16	6,908	(7,072)	19,251
Provision (benefit) for income taxes	4,696	(16)	(25)	—	4,655
Net income (loss)	$14,703	$32	$6,933	$(7,072)	$14,596

Total assets at period end	$5,793,429	$120,390	$575,476	$(702,260)	$5,787,035
Total liabilities at period end	$5,261,496	$63,404	$5,282	$(120,476)	$5,209,706
Goodwill at period end	$59,042	$—	$—	$—	$59,042

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section is intended to assist in the understanding of the financial performance of the Company and its subsidiaries through a discussion of our financial condition at June 30, 2025, and our results of operations for the three and six months ended June 30, 2025 and 2024. This section should be read in conjunction with the unaudited interim Consolidated Financial Statements and Notes thereto of the Company appearing in Part I, Item 1 of this Form 10-Q.

Forward-Looking Statements

Certain statements herein constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We may also make forward-looking statements in other documents we file with the SEC, in our annual reports to shareholders, in press releases and other written materials, and in oral statements made by our officers, directors or employees. Such statements may be identified by words such as “believes,” “will,” “would,” “expects,” “project,” “may,” “could,” “developments,” “strategic,” “launching,” “opportunities,” “anticipates,” “estimates,” “intends,” “plans,” “targets” and similar expressions. These statements are based upon the current beliefs and expectations of the Company’s Management and are subject to significant risks and uncertainties. Actual results may differ materially from those set forth in the forward-looking statements as a result of numerous factors. Factors that could cause such differences to exist include, but are not limited to, changes in general business and economic conditions (including the impact of actual or threatened tariffs imposed by the U.S. and foreign governments, inflation and concerns about liquidity) on a national basis and in the local markets in which the Company operates, including changes that adversely affect borrowers’ ability to service and repay the Company’s loans; changes in customer behavior; ongoing turbulence in the capital and debt markets and the impact of such conditions on the Company’s business activities; changes in interest rates; increases in loan default and charge-off rates; decreases in the value of securities in the Company’s investment portfolio; failure to complete the Merger or unexpected delays related to the Merger or either party’s inability to satisfy closing conditions required to complete the Merger; failure to obtain necessary regulatory approvals (and the risk that such approvals may result in the imposition of conditions that could adversely affect Eastern or the expected benefits of the Merger); certain restrictions during the pendency of the Merger that may impact the Company’s ability to pursue certain business opportunities or strategic transactions; the diversion of Management’s attention from ongoing business operations and opportunities; fluctuations in real estate values; the possibility that future credit losses may be higher than currently expected due to changes in economic assumptions, customer behavior or adverse economic developments; the adequacy of loan loss reserves; decreases in deposit levels necessitating increased borrowing to fund loans and investments; competitive pressures from other financial institutions; cybersecurity incidents, fraud, natural disasters, war, terrorism, civil unrest, and future pandemics; changes in regulation; changes in accounting standards and practices; the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired; demand for loans in the Company’s market area; the Company’s ability to attract and maintain deposits; risks related to the implementation of acquisitions, dispositions, and restructurings; the risk that the Company may not be successful in the implementation of its business strategy; changes in assumptions used in making such forward-looking statements and the risk factors described in the Annual Report on Form 10-K and Quarterly Reports on Form 10-Q as filed with the SEC, which are available at the SEC’s website, www.sec.gov. Should one or more of these risks materialize or should underlying beliefs or assumptions prove incorrect, HarborOne’s actual results could differ materially from those discussed. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this release. The Company disclaims any obligation to publicly update or revise any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes, except as required by law.

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

Recent Events

On July 4, 2025, President Trump signed into law the legislation formally titled “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” and commonly referred to as the One Big Beautiful Bill (“the Act”). The Company is currently evaluating income tax implications of the Act. The Company does not expect the Act to have a material impact on the Company’s financial statements.

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

Completion of the Merger is subject to customary closing conditions, including receipt of regulatory approvals and approval by the Company’s shareholders. The Company anticipates that the Merger will close during the fourth quarter of 2025, although Eastern has the right under the Merger Agreement to defer the closing until February 20, 2026, if the closing conditions are satisfied after October 31, 2025, but before February 20, 2026.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Comparison of Financial Condition at June 30, 2025, and December 31, 2024

Total Assets.  Total assets decreased $144.1 million, or 2.5%, to $5.61 billion at June 30, 2025, from $5.75 billion at December 31, 2024. The decrease primarily reflects a decrease of $117.1 million in net loans and a $31.3 million decrease in short-term investments.

Cash and Cash Equivalents.  Cash and cash equivalents decreased $28.0 million to $203.1 million at June 30, 2025, from $231.1 million at December 31, 2024.

Loans Held for Sale.  Loans held for sale at June 30, 2025, were $29.1 million, a decrease of $7.7 million from $36.8 million at December 31, 2024, reflecting decreased loan production at HarborOne Mortgage. Despite relatively stable mortgage rates, for-sale inventory continues to constrain demand for residential real estate loans.

Loans, net.  Net loans decreased $117.1 million, or 2.4%, to $4.68 billion at June 30, 2025, from $4.80 billion at December 31, 2024. The following table sets forth information concerning the composition of loans:

	June 30,	December 31,	Increase (Decrease)
	2025	2024	Dollars	Percent

	(dollars in thousands)
Commercial:
Commercial real estate	$2,181,554	$2,280,309	$(98,755)	(4.3)%
Commercial construction	188,540	252,691	(64,151)	(25.4)
Commercial and industrial	643,999	594,453	49,546	8.3
Total commercial loans	3,014,093	3,127,453	(113,360)	(3.6)
Residential real estate:
One- to four-family	1,489,598	1,506,571	(16,973)	(1.1)
Second mortgages and equity lines of credit	197,918	189,598	8,320	4.4
Residential construction	10,079	11,307	(1,228)	(10.9)
Total residential real estate loans	1,697,595	1,707,476	(9,881)	(0.6)
Consumer loans	14,821	17,490	(2,669)	(15.3)
Total loans before basis adjustment	4,726,509	4,852,419	(125,910)	(2.6) `
Basis adjustment associated with fair value hedge (1)	723	80	643	803.8
Total loans	4,727,232	4,852,499	(125,267)	(2.6)
Allowance for credit losses on loans	(47,964)	(56,101)	8,137	14.5
Loans, net	$4,679,268	$4,796,398	$(117,130)	(2.4)%

(1) Represents the basis adjustment associated with the application of hedge accounting on certain residential real estate loans. Refer to Note 10 - Derivatives.

Commercial real estate and construction loans decreased $162.9 million, as lending activity was subdued and Management favored payoffs over renewals for maturing loans secured by commercial real estate. Commercial and industrial loans increased $49.5 million. Residential real estate and consumer loans decreased $12.6 million, partly reflecting minimal loan purchases from HarborOne Mortgage during the first quarter of 2025. Management continues to seek prudent commercial lending opportunities that deepen relationships with existing customers and that develop new relationships with strong borrowers.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Securities.  Investment securities available for sale at June 30, 2025, were $287.3 million, an increase of $23.4 million, or 8.9%, from $263.9 million at December 31, 2024. The increase reflects the purchase of $25.0 million in mortgage-backed securities. The fair value of securities available for sale improved during the second quarter of 2025 but remain negatively impacted by unrealized losses of $56.9 million and $65.2 million as of June 30, 2025, and December 31, 2024, respectively. As of June 30, 2025, and December 31, 2024, the gross unrealized loss positions were primarily related to mortgage-backed securities and other obligations issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Total gross unrealized losses were primarily attributable to changes in interest rates relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.

Securities held to maturity amounted to $19.2 million at June 30, 2025, and $19.6 million at December 31, 2024, with a fair value of $19.1 million and $19.3 million, respectively.

Mortgage servicing rights.  MSRs are created as a result of our mortgage banking origination activities and accounted for at fair value. At June 30, 2025, we serviced mortgage loans for others with an aggregate outstanding principal balance of $3.24 billion. Total MSRs were $41.2 million at June 30, 2025, and $44.5 million at December 31, 2024. The change in total MSRs for the six months ended June 30, 2025, reflects additions of $77,000 from new mortgage originations, amortization from loan repayments of $1.7 million, and a negative fair value mark of $1.7 million.

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

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Deposits.  Deposits were $4.49 billion and $4.55 billion at June 30, 2025, and December 31, 2024, respectively. The following table sets forth information concerning the composition of deposits:

	June 30,	December 31,	Increase (Decrease)
	2025	2024	Dollars	Percent

	(dollars in thousands)

Noninterest-bearing deposits	$713,753	$690,647	$23,106	3.3%
NOW accounts	329,790	298,329	31,461	10.5
Regular savings	867,164	895,232	(28,068)	(3.1)
Money market accounts	714,692	676,377	38,315	5.7
Term certificate accounts	1,068,583	1,069,222	(639)	(0.1)
Consumer and business deposits	3,693,982	3,629,807	64,175	1.8
Municipal deposits	460,927	519,462	(58,535)	(11.3)
Brokered deposits	338,762	401,484	(62,722)	(15.6)
Total deposits	$4,493,671	$4,550,753	$(57,082)	(1.3)%

Reciprocal deposits	$358,686	$376,268	$(17,582)	(4.7)%

Total deposits decreased $57.1 million, reflecting a decrease in municipal deposits of $58.5 million and brokered deposits of $62.7 million, partially offset by an increase of $64.2 million in consumer and business deposits. Brokered deposits provide a channel for the Company to seek additional funding outside the Company’s core market. We also participate in a reciprocal deposit program that provides access to FDIC-insured deposit products in aggregate amounts exceeding the current limits for depositors. Total deposits included $358.7 million in reciprocal deposits. The decrease in reciprocal deposits primarily reflects the decrease in municipal deposits as municipal deposits are generally required to be insured or secured by FHLB letters of credit.

The total of estimated deposits in excess of the FDIC insurance limits amounted to $1.4 billion as of June 30, 2025, and December 31, 2024.

The following table summarizes uninsured deposits at the date indicated:

	June 30,	December 31,
	2025	2024

	(in thousands)

Uninsured deposits, per regulatory reporting requirements	$1,398,167	$1,394,783
Less: Subsidiary deposits	462,050	428,632
Collateralized deposits	181,966	218,988
Uninsured deposits, after exclusions	$754,151	$747,163

Uninsured deposits, after excluding subsidiary deposits and collateralized deposits, represented 17% of total deposits at June 30, 2025. Management believes that this provides a more informative view of uninsured deposits, as subsidiary deposits are eliminated in consolidation and collateralized deposits are secured.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Borrowed Funds.  Borrowings decreased $76.9 million to $439.7 million at June 30, 2025, from $516.6 million at December 31, 2024. At June 30, 2025, FHLB short-term borrowings were $196.0 million and long-term borrowings were $243.7 million. As of June 30, 2025, the Bank had $1.28 billion in available borrowing capacity across multiple relationships.

Stockholders’ equity.  Total stockholders’ equity was $580.1 million at June 30, 2025, compared to $575.0 million at December 31, 2024, and $577.3 million at June 30, 2024. Stockholders’ equity increased 0.9% when compared to the year end, as earnings and a decrease in unrealized loss on available-for-sale securities were partially offset by share repurchases and dividends. Share repurchases for the six months ended June 30, 2025, were 831,355 shares totaling $9.0 million.

The tangible-common-equity-to-tangible-assets ratio (non-GAAP) was 9.38% at June 30, 2025, 9.05% at December 31, 2024, and 9.03% at June 30, 2024. See reconciliation in section entitled “Non-GAAP Financial Measures and Reconciliation to GAAP” below. At June 30, 2025, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements, and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The capital levels of both the Company and the Bank at June 30, 2025, also exceeded the minimum capital requirements, including the currently applicable capital conservation buffer of 2.5%. Regulatory capital ratios are not impacted by the decline in other comprehensive income as a result of the unrealized losses on available-for-sale investment securities.

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2025 and 2024

HarborOne Bancorp, Inc. Consolidated

Overview.  Consolidated net income for the three and six months ended June 30, 2025, was $8.1 million and $13.6 million, respectively, compared to net income of $7.3 million and $14.6 million for the three and six months ended June 30, 2024.

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

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

	Three Months Ended June 30,
	2025			2024
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Cost (8)	Balance	Interest	Cost (8)

	(dollars in thousands)
Interest-earning assets:
Investment securities (1)	$354,077	$2,125	2.41%	$374,730	$2,121	2.28%
Other interest-earning assets	194,053	2,266	4.68	306,361	3,971	5.21
Loans held for sale	25,164	419	6.68	20,775	347	6.72
Loans
Commercial loans (2)(3)	3,080,800	42,626	5.55	3,091,004	43,023	5.60
Residential real estate loans (3)(4)	1,690,506	18,399	4.37	1,695,059	18,393	4.36
Consumer loans (3)	15,091	282	7.50	19,221	352	7.37
Total loans	4,786,397	61,307	5.14	4,805,284	61,768	5.17
Total interest-earning assets	5,359,691	66,117	4.95	5,507,150	68,207	4.98
Noninterest-earning assets	288,262			300,847
Total assets	$5,647,953			$5,807,997
Interest-bearing liabilities:
Savings accounts	$890,484	2,779	1.25	$1,058,524	4,305	1.64
NOW accounts	328,422	120	0.15	299,536	88	0.12
Money market accounts	1,205,069	9,758	3.25	1,069,153	10,186	3.83
Certificates of deposit	1,080,790	11,138	4.13	931,255	9,946	4.30
Brokered deposits	380,737	4,181	4.40	300,385	2,747	3.68
Total interest-bearing deposits	3,885,502	27,976	2.89	3,658,853	27,272	3.00
Total borrowings	405,383	4,409	4.36	776,852	9,329	4.83
Total interest-bearing liabilities	4,290,885	32,385	3.03	4,435,705	36,601	3.32
Noninterest-bearing liabilities:
Noninterest-bearing deposits	693,029			670,494
Other noninterest-bearing liabilities	84,660			126,477
Total liabilities	5,068,574			5,232,676
Total equity	579,379			575,321
Total liabilities and equity	$5,647,953			$5,807,997
Tax equivalent net interest income		33,732			31,606
Tax equivalent interest rate spread (5)			1.92%			1.66%
Less: tax equivalent adjustment		517			256
Net interest income as reported		$33,215			$31,350
Net interest-earning assets (6)	$1,068,806			$1,071,445
Net interest margin (7)			2.49%			2.29%
Tax equivalent effect			0.03			0.02
Net interest margin on a fully tax equivalent basis			2.52%			2.31%
Ratio of interest-earning assets to interest-bearing liabilities	124.91%			124.16%

Supplemental information:
Total deposits, including demand deposits	$4,578,531	$27,976		$4,329,347	$27,272
Cost of total deposits			2.45%			2.53%
Total funding liabilities, including demand deposits	$4,983,914	$32,385		$5,106,199	$36,601
Cost of total funding liabilities			2.61%			2.88%

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
(8) Annualized.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

	Six Months Ended June 30,
	2025			2024
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Cost (8)	Balance	Interest	Cost (8)

	(dollars in thousands)
Interest-earning assets:
Investment securities (1)	$350,510	$4,118	2.37%	$373,758	$4,186	2.25%
Other interest-earning assets	203,672	4,544	4.50	331,416	8,630	5.24
Loans held for sale	21,222	715	6.79	17,517	590	6.77
Loans
Commercial loans (2)(3)	3,102,961	84,421	5.49	3,065,921	84,675	5.55
Residential real estate loans (3)(4)	1,693,459	36,642	4.36	1,697,878	36,568	4.33
Consumer loans (3)	15,842	577	7.34	19,879	711	7.19
Total loans	4,812,262	121,640	5.10	4,783,678	121,954	5.13
Total interest-earning assets	5,387,666	131,017	4.90	5,506,369	135,360	4.94
Noninterest-earning assets	289,492			299,999
Total assets	$5,677,158			$5,806,368
Interest-bearing liabilities:
Savings accounts	$899,410	5,828	1.31	$1,122,362	9,827	1.76
NOW accounts	316,139	248	0.16	294,719	163	0.11
Money market accounts	1,197,979	19,406	3.27	1,031,753	19,499	3.80
Certificates of deposit	1,070,608	22,481	4.23	893,162	18,501	4.17
Brokered deposits	383,997	7,656	4.02	328,422	6,181	3.78
Total interest-bearing deposits	3,868,133	55,619	2.90	3,670,418	54,171	2.97
Total borrowings	449,053	9,736	4.37	770,738	18,752	4.89
Total interest-bearing liabilities	4,317,186	65,355	3.05	4,441,156	72,923	3.30
Noninterest-bearing liabilities:
Noninterest-bearing deposits	685,215			662,465
Other noninterest-bearing liabilities	224,104			122,884
Total liabilities	5,226,505			5,226,505
Total equity	579,863			579,863
Total liabilities and equity	$5,806,368			$5,806,368
Tax equivalent net interest income		65,662			62,437
Tax equivalent interest rate spread (5)			1.85%			1.64%
Less: tax equivalent adjustment		978			505
Net interest income as reported		$64,684			$61,932
Net interest-earning assets (6)	$1,070,480			$1,065,213
Net interest margin (7)			2.42%			2.26%
Tax equivalent effect			0.04			0.02
Net interest margin on a fully tax equivalent basis			2.46%			2.28%
Ratio of interest-earning assets to interest-bearing liabilities	124.80%			123.99%

Supplemental information:
Total deposits, including demand deposits	$4,553,348	$55,619		$4,332,883	$54,171
Cost of total deposits			2.46%			2.51%
Total funding liabilities, including demand deposits	$5,002,401	$65,355		$5,103,621	$72,923
Cost of total funding liabilities			2.63%			2.87%

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2025 v. 2024			2025 v. 2024
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to Changes in		Increase	Due to Changes in		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(in thousands)
Interest-earning assets:
Investment securities	$(118)	$122	$4	$(275)	$207	$(68)
Other interest-earning assets	(1,336)	(369)	(1,705)	(2,993)	(1,093)	(4,086)
Loans held for sale	74	(2)	72	123	2	125
Loans
Commercial loans	(110)	(287)	(397)	1,825	(2,079)	(254)
Residential real estate loans	(2)	8	6	143	(69)	74
Consumer loans	(75)	5	(70)	(117)	(17)	(134)
Total loans	(187)	(274)	(461)	1,851	(2,165)	(314)
Total interest-earning assets	(1,567)	(523)	(2,090)	(1,294)	(3,049)	(4,343)
Interest-bearing liabilities:
Savings accounts	(616)	(910)	(1,526)	(1,740)	(2,259)	(3,999)
NOW accounts	9	23	32	13	72	85
Money market accounts	1,225	(1,653)	(428)	2,893	(2,986)	(93)
Certificates of deposit	1,576	(384)	1,192	3,674	306	3,980
Brokered deposit	825	609	1,434	1,078	397	1,475
Total interest-bearing deposits	3,019	(2,315)	704	5,918	(4,470)	1,448
Borrowings	(4,092)	(828)	(4,920)	(7,169)	(1,847)	(9,016)
Total interest-bearing liabilities	(1,073)	(3,143)	(4,216)	(1,251)	(6,317)	(7,568)
Change in net interest income	$(494)	$2,620	$2,126	$(43)	$3,268	$3,225

Interest and Dividend Income.  Interest and dividend income on a tax equivalent basis decreased $2.1 million, or 3.1%, to $66.1 million for the three months ended June 30, 2025, compared to $68.2 million for the three months ended June 30, 2024. The significant components of the decrease were:

●	Interest on other earning assets decreased $1.7 million, or 42.9%, primarily reflecting a decrease in the average cash held at the FRB.
●	Interest on loans decreased $461,000, primarily reflecting a decrease in the average balance of loans and a 3-basis-point decrease in yields on loans partially offset by an increase in prepayment penalties of $742,000.

Compared to the first six months of 2024, interest and dividend income on a tax equivalent basis decreased $4.3 million, or 3.2%, reflecting decreased volume and rate on other interest-earning assets, due to the decrease in cash held at the FRB and a decrease in loan interest income due to a decrease in rates, partially offset by an increase in average balances and prepayment penalties.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Interest Expense.  Interest expense decreased $4.2 million, or 11.5%, to $32.4 million for the three months ended June 30, 2025, from $36.6 million for the three months ended June 30, 2024. The significant components of the decrease were:

●	Interest expense on borrowings decreased $4.9 million, or 52.7%, reflecting a decrease in the average balance and a 47-basis-point decrease in the cost of borrowings.
●	Interest expense on deposits increased $704,000, reflecting a $226.6 million increase in the average balance of interest-bearing deposits partially offset by an 8-basis-point decrease in the cost of deposits.

Compared to the first six months of 2024, interest expense decreased $7.6 million, or 10.4%, reflecting similar trends to the quarter-over-quarter results, decreased volume and rates on borrowings.

Net Interest and Dividend Income.  Net interest and dividend income on a tax equivalent basis increased $2.1 million, or 6.7%, to $33.7 million for the three months ended June 30, 2025, from $31.6 million for the three months ended June 30, 2024. The average balance of interest-earning assets and liabilities decreased $147.6 million and $144.8 million, respectively, and rate decreases on interest-bearing liabilities outpaced the decrease in the yield on interest-earning assets by 26 basis points. The net interest margin on a fully tax equivalent basis increased 21 basis points to 2.52% for the three months ended June 30, 2025, from 2.31% for three months ended June 30, 2024.

Compared to the first six months of 2024, net interest and dividend income on a tax equivalent basis increased $3.2 million, or 5.2%, to $65.7 million from $62.4 million. Net interest margin on a tax equivalent basis increased by 18 basis points to 2.46% for the six months ended June 30, 2025, from 2.28% for the six months ended June 30, 2024.

  Merger Expenses. The consolidated income statement, noninterest expense, includes $1.7 million in Merger expenses. The expenses are primarily for legal and investment advisory services.

Income Tax Provision.  The provision for income taxes was $2.6 million and $4.2 million for the three and six months ended June 30, 2025, compared to $2.2 million and $4.7 million for the three and six months ended June 30, 2024. The effective tax rate for three months ended June 30, 2025 and 2024 was 24.2% and 23.3%, respectively. The effective tax rate for six months ended June 30, 2025 and 2024 was 23.6% and 24.2%, respectively.

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

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The tables below show the results of operations for the Company’s segments, HarborOne Bank and HarborOne Mortgage, for the three and six months ended June 30, 2025 and 2024, and the increase or decrease in those results:

	HarborOne Bank				HarborOne Mortgage
	Three Months Ended				Three Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2025	2024	Dollars	Percent	2025	2024	Dollars	Percent

	(dollars in thousands)

Net interest and dividend income	$32,906	$31,098	$1,808	5.8%	$307	$240	$67	27.9%
Provision (benefit) for credit losses	739	615	124	20.2	—	—	—	—
Net interest and dividend income, after provision (benefit) for credit losses	32,167	30,483	1,684	5.5	307	240	67	27.9
Mortgage banking income:
Gain on sale of mortgage loans	—	—	—	—	3,378	3,141	237	7.5
Intersegment gain (loss)	(335)	(464)	129	27.8	533	464	69	14.9
Changes in mortgage servicing rights fair value	(122)	(74)	(48)	(64.9)	(1,001)	(1,024)	23	2.2
Other	165	180	(15)	(8.3)	2,128	2,177	(49)	(2.3)
Total mortgage banking income (loss)	(292)	(358)	66	18.4	5,038	4,758	280	5.9
Other noninterest income	7,673	7,514	159	2.1	—	4	(4)	(100.0)
Total noninterest income	7,381	7,156	225	3.1	5,038	4,762	276	5.8
Noninterest expense	28,237	27,791	446	1.6	4,775	5,269	(494)	(9.4)
Income (loss) before income taxes	11,311	9,848	1,463	14.9	570	(267)	837	313.5
Provision (benefit) for income taxes	2,753	2,310	443	19.2	101	(76)	177	232.9
Net income (loss)	$8,558	$7,538	$1,020	13.5%	$469	$(191)	$660	345.5%

	HarborOne Bank				HarborOne Mortgage
	Six Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2025	2024	Dollars	Percent	2025	2024	Dollars	Percent

	(dollars in thousands)

Net interest and dividend income	$64,221	$61,583	$2,638	4.3%	$456	$320	$136	42.5%
Provision for credit losses	2,124	447	1,677	375.2	—	—	—	—
Net interest and dividend income, after provision for credit losses	62,097	61,136	961	1.6	456	320	136	42.5
Mortgage banking income:
Gain on sale of mortgage loans	—	—	—	—	6,094	5,155	939	18.2
Intersegment gain (loss)	(416)	(700)	284	40.6	742	772	(30)	(3.9)
Changes in mortgage servicing rights fair value	(256)	(106)	(150)	(141.5)	(2,239)	(938)	(1,301)	(138.7)
Other	332	360	(28)	(7.8)	4,069	4,273	(204)	(4.8)
Total mortgage banking income (loss)	(340)	(446)	106	23.8	8,666	9,262	(596)	(6.4)
Other noninterest income (loss)	14,112	13,905	207	1.5	—	14	(14)	(100.0)
Total noninterest income	13,772	13,459	313	2.3	8,666	9,276	(610)	(6.6)
Noninterest expense	56,420	55,196	1,224	2.2	9,279	9,580	(301)	(3.1)
Income (loss) before income taxes	19,449	19,399	50	0.3	(157)	16	(173)	(1,081.3)
Provision (benefit) for income taxes	4,656	4,696	(40)	(0.9)	(135)	(16)	(119)	(743.8)
Net income (loss)	$14,793	$14,703	$90	0.6%	$(22)	$32	$(54)	(168.8)%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

HarborOne Bank Segment

Results of Operations for the Three and Six Months Ended June 30, 2025 and 2024

Net Income. The Bank’s net income increased $1.0 million, or 13.5%, to $8.6 million for the three months ended June 30, 2025, compared to $7.5 million for the three months ended June 30, 2024. The increase in net income reflects a $1.8 million increase in net interest and dividend income, partially offset by a $446,000 increase in noninterest expense, and a $124,000 increase in provision for credit losses.

Compared to the first six months of 2024, the Bank’s net income for the six months ended June 30, 2025, increased modestly $90,000 to $14.8 million from $14.7 million. The increase in net income reflects an increase of $2.6 million, or 4.3%, in net interest and dividend income and a $313,000, or 2.3%, increase in noninterest income, partially offset by an increase in noninterest expense of $1.2 million, or 2.2%, and a $1.7 million, or 375.2%, increase in the provision for credit losses. The three and six months ended June 30, 2025, includes $641,000 in Merger expenses.

Provision for Credit Losses.  The Bank recorded a provision for credit losses of $739,000 and $2.1 million for the three and six months ended June 30, 2025, respectively, and a provision for credit losses of $615,000 and $447,000 for the three and six months ended June 30, 2024, respectively. The 2025 provision for credit losses was primarily due to specific reserve allocations for commercial credits and qualitative factor adjustments partially offset by a decrease in loan balances.

Net charge-offs totaled $1.7 million, or 0.14%, of average loans outstanding on an annualized basis, for the quarter ended June 30, 2025, compared to net charge-offs of $195,000, or 0.02% for the same period in 2024. For the six months ended June 30, 2025 and 2024, net charge-offs were $10.4 million and $320,000, respectively. The charge-offs in 2025 primarily relate to two commercial credits.

Noninterest Income.  Total noninterest income was $7.4 million and $13.8 for the three and six months ended June 30, 2025, compared to $7.2 million and $13.5 million for the respective prior year period.

The following table sets forth the components of noninterest income:

	Three Months Ended June 30,		Increase (Decrease)
	2025	2024	Dollars	Percent

	(dollars in thousands)

Intersegment loss	$(335)	$(464)	$129	27.8%
Secondary market loan servicing fees, net of guarantee fees	165	180	(15)	(8.3)
Changes in mortgage servicing rights fair value	(122)	(74)	(48)	(64.9)
Total mortgage banking (loss)	(292)	(358)	66	18.4%
Interchange fees	2,880	2,754	126	4.6
Other deposit account fees	2,538	2,469	69	2.8
Income on retirement plan annuities	121	141	(20)	(14.2)
Gain on sale of asset held for sale	—	1,809	(1,809)	(100.0)
Loss on sale of securities	—	(1,041)	1,041	100.0
Bank-owned life insurance income	762	758	4	0.5
Swap fee income	382	113	269	238.1
Other	990	511	479	93.7
Total noninterest income	$7,381	$7,156	$225	3.1%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

	Six Months Ended June 30,		Increase (Decrease)
	2025	2024	Dollars	Percent

	(dollars in thousands)

Intersegment loss	$(416)	$(700)	$284	40.6%
Secondary market loan servicing fees, net of guarantee fees	332	360	(28)	(7.8)
Changes in mortgage servicing rights fair value	(256)	(106)	(150)	(141.5)
Total mortgage banking (loss)	(340)	(446)	106	23.8%
Interchange fees	5,581	5,320	261	4.9
Other deposit account fees	4,990	4,886	104	2.1
Income on retirement plan annuities	240	286	(46)	(16.1)
Gain on sale of asset held for sale	—	1,809	(1,809)	(100.0)
Loss on sale of securities	—	(1,041)	1,041	100.0
Bank-owned life insurance income	1,505	1,504	1	0.1
Swap fee income	386	186	200	107.5
Other	1,410	955	455	47.6
Total noninterest income	$13,772	$13,459	$313	2.3%

The primary reasons for the variances within the noninterest income categories shown in the preceding table are noted below:

●	The Bank records an intersegment loss on loans purchased from HarborOne Mortgage that is offset in consolidation. The Bank purchased $39.5 million of residential mortgage loans from HarborOne Mortgage during the six months ended June 30, 2025, as compared to $55.3 million for the prior year period.
●	Swap fee income is collected and recorded at the time the swap contract is entered into, and therefore income fluctuates as a function of the swap agreements entered into in a period.
●	The three and six months ended June 30, 2025, other noninterest income includes an Employee Retention Tax Credit of $547,000.
●	In 2024 the Bank recorded a gain on sale of assets of $1.8 million partially offset by a $1.0 million loss on the sale of available-for-sale securities.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Noninterest Expense.  Total noninterest expense was $28.2 million and $56.4 million for the three and six months ended June 30, 2025, compared to $27.8 million and $55.2 million in the prior year period.

The following table sets forth the components of noninterest expense:

	Three Months Ended June 30,		Increase (Decrease)
	2025	2024	Dollars	Percent

	(dollars in thousands)

Compensation and benefits	$15,779	$15,627	$152	1.0%
Occupancy and equipment	3,722	4,052	(330)	(8.1)
Data processing expenses	2,595	2,363	232	9.8
Loan expenses	143	187	(44)	(23.5)
Marketing	844	1,331	(487)	(36.6)
Deposit expenses	721	739	(18)	(2.4)
Postage and printing	378	378	—	—
Professional fees	948	771	177	23.0
Deposit insurance	913	992	(79)	(8.0)
Other expenses	2,194	1,351	843	62.4
Total noninterest expense	$28,237	$27,791	$446	1.6%

	Six Months Ended June 30,		Increase (Decrease)
	2025	2024	Dollars	Percent

	(dollars in thousands)

Compensation and benefits	$31,896	$30,934	$962	3.1%
Occupancy and equipment	7,757	8,202	(445)	(5.4)
Data processing expenses	5,209	4,833	376	7.8
Loan expenses	249	254	(5)	(2.0)
Marketing	1,399	2,114	(715)	(33.8)
Deposit expenses	1,563	1,429	134	9.4
Postage and printing	716	802	(86)	(10.7)
Professional fees	1,864	1,827	37	2.0
Deposit insurance	1,964	2,156	(192)	(8.9)
Other expenses	3,803	2,645	1,158	43.8
Total noninterest expense	$56,420	$55,196	$1,224	2.2%

The primary reasons for the significant variances within the noninterest expense categories shown in the preceding table are noted below:

●	The three and six months increase in compensation expense primarily reflects an incentive plan expense increase based on estimated goal attainment and ESOP expense.
●	The three and six months decrease in occupancy expense reflects decreases in maintenance and repairs and software licenses.
●	The three and six months increase in data processing expense is primarily due to an increase in debit card processing fees and digital banking activity.
●	The decrease in marketing expenses reflects a decrease in charitable donations. The 2024 asset sale was at a bargain purchase price and the difference between fair value and sales price was considered a contribution to the not-for-profit purchaser.
●	The increase in other expenses reflects $641,000 in Merger-related expenses and an increase in cloud computing expenses of $271,000 and $580,000 for the three and six months ended June 30, 2025, respectfully.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

HarborOne Mortgage Segment

Results of Operations for the Three and Six Months ended June 30, 2025 and 2024

Net Income.  HarborOne Mortgage recorded net income of $469,000 and a net loss of $22,000 for the three and six months ended June 30, 2025, compared to a net loss of $191,000 and net income of $32,000 for the respective prior year period. The HarborOne Mortgage segment’s results are heavily impacted by prevailing interest rates, refinancing activity, and home sales.

Noninterest Income.  Total noninterest income was $5.0 million and $8.7 million for the three and six months ended June 30, 2025, as compared to $4.8 million and $9.3 million for the prior year period. Noninterest income is primarily from mortgage banking income, for which the following table provides further detail:

	Three Months Ended June 30,		Increase (Decrease)
	2025	2024	Dollars	Percent

	(dollars in thousands)

Gain on sale of mortgage loans	$3,378	$3,141	$237	7.5%
Intersegment gain	533	464	69	14.9
Processing, underwriting and closing fees	503	467	36	7.7
Secondary market loan servicing fees net of guarantee fees	1,625	1,710	(85)	(5.0)
Changes in mortgage servicing rights fair value	(1,001)	(1,024)	23	2.2
Other	—	4	(4)	(100.0)
Total noninterest income	$5,038	$4,762	$276	5.8%

Originated mortgage servicing rights included in gain on sale of mortgage loans	$24	$430	$(406)	(94.4)%
Change in 10-year Treasury Constant Maturity rate in basis points	1	16

	Six Months Ended June 30,		Increase (Decrease)
	2025	2024	Dollars	Percent

	(dollars in thousands)

Gain on sale of mortgage loans	$6,094	$5,155	$939	18.2%
Intersegment gain	742	772	(30)	(3.9)
Processing, underwriting and closing fees	869	786	83	10.6
Secondary market loan servicing fees net of guarantee fees	3,200	3,487	(287)	(8.2)
Changes in mortgage servicing rights fair value	(2,239)	(938)	(1,301)	(138.7)
Other	—	14	(14)	(100.0)
Total noninterest income	$8,666	$9,276	$(610)	(6.6)%

Originated mortgage servicing rights included in gain on sale of mortgage loans	$77	$641	$(564)	(88.0)%
Change in 10-year Treasury Constant Maturity rate in basis points	(34)	48

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The primary reasons for the significant variances in the noninterest income category shown in the preceding table are noted below:

●	The change in the MSR fair value is generally consistent with the change in key benchmark residential mortgage rates. As interest rates rise and prepayment speeds decrease, MSR fair value tends to increase. Conversely, when interest rates fall and prepayment speeds increase, MSR fair value tends to decrease. For the three and six months ended June 30, 2025, the MSR fair value decreased $505,000 and $1.6 million compared to an increase of $144,000 and $1.1 million for the prior year period, respectively. Principal payments for the three and six months ended June 30, 2025, were $845,000 and $1.6 million, respectively. MSR fair value change also includes an economic hedge to partially mitigate potential MSR valuation losses in a declining rate environment. For the three and six months ended June 30, 2025, hedging gains were $349,000 and $910,000 compared to a hedging loss of $280,000 and $501,000 for the three and six months ended June 30, 2024.
●	Loan production and gain on sale of mortgages for three and six months ended June 30, 2025, increased versus the comparable prior year periods as mortgage demand picked up slightly but continues to be hampered by low for-sale inventory.

The following tables provide additional loan production detail:

	Three Months Ended June 30,
	2025		2024
	Loan		Loan
	Amount	% of Total	Amount	% of Total

	(dollars in thousands)
Product Type
Conventional	$122,816	69.7%	$117,199	67.7%
Government	14,508	8.3	12,072	7.0
State Housing Agency	7,058	4.0	4,614	2.7
Jumbo	31,778	18.0	38,854	22.5
Seconds	50	—	255	0.1
Total	$176,210	100.0%	$172,994	100.0%

Purpose
Purchase	$148,875	84.5%	$157,767	91.2%
Refinance	24,790	14.1	11,425	6.6
Construction	2,544	1.4	3,802	2.2
Total	$176,209	100.0%	$172,994	100.0%

	Six Months Ended June 30,
	2025		2024
	Loan		Loan
	Amount	% of Total	Amount	% of Total

	(dollars in thousands)
Product Type
Conventional	$204,753	70.5%	$191,781	69.7%
Government	29,989	10.4	24,553	8.9
State Housing Agency	12,418	4.3	9,155	3.3
Jumbo	43,110	14.8	49,557	18.1
Seconds	75	—	49	—
Total	$290,345	100.0%	$275,095	100.0%

Purpose
Purchase	$245,704	84.6%	$241,768	87.9%
Refinance	40,345	13.9	25,948	9.4
Construction	4,296	1.5	7,379	2.7
Total	$290,345	100.0%	$275,095	100.0%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Noninterest Expense.  Total noninterest expense was $4.8 million and $9.3 million for the three and six months ended June 30, 2025, compared to $5.3 million and $9.6 million for the respective prior year period. The following table sets forth the components of noninterest expense:

	Three Months Ended June 30,		Increase (Decrease)
	2025	2024	Dollars	Percent

	(dollars in thousands)

Compensation and benefits	$3,515	$3,944	$(429)	(10.9)%
Occupancy and equipment	507	547	(40)	(7.3)
Data processing expenses	27	11	16	145.5
Loan expenses	271	274	(3)	(1.1)
Marketing	21	36	(15)	(41.7)
Postage and printing	4	8	(4)	(50.0)
Professional fees	183	131	52	39.7
Other expenses	247	318	(71)	(22.3)
Total noninterest expense	$4,775	$5,269	$(494)	(9.4)%

	Six Months Ended June 30,		Increase (Decrease)
	2025	2024	Dollars	Percent

	(dollars in thousands)

Compensation and benefits	$6,682	$6,863	$(181)	(2.6)%
Occupancy and equipment	1,060	1,151	(91)	(7.9)
Data processing expenses	38	20	18	90.0
Loan expenses	596	578	18	3.1
Marketing	54	69	(15)	(21.7)
Postage and printing	17	20	(3)	(15.0)
Professional fees	310	263	47	17.9
Other expenses	522	616	(94)	(15.3)
Total noninterest expense	$9,279	$9,580	$(301)	(3.1)%

The primary reasons for the significant variances within the noninterest expense categories shown in the preceding table are noted below:

●	The decrease in compensation and benefits primarily reflects a decrease in employees partially offset by increased commission expense consistent with the changes in mortgage origination volumes.
●	The decrease in occupancy and equipment reflects lower rent expense on fewer offices.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Asset Quality

The following table provides information with respect to our nonperforming assets at the dates indicated. We did not have any accruing loans past due 90 days or more at the dates presented.

	June 30,	December 31,
	2025	2024

	(dollars in thousands)
Non-accrual loans:
Commercial real estate	$9,394	$16,836
Commercial and industrial	11,160	2,204
Residential real estate:
One- to four-family	11,419	9,545
Second mortgages and equity lines of credit	707	864
Consumer	23	14
Total non-accrual loans	32,703	29,463
Other real estate owned and repossessed assets:
Other repossessed assets	—	10
Total nonperforming assets	$32,703	$29,473

Period end allowance for credit losses balance	$47,964	$56,101
Period end total loan balance	$4,727,232	$4,852,499
Allowance for credit losses to total loans(1)	1.01%	1.16%
Allowance for credit losses to non-accrual loans	146.67%	190.41%
Total nonperforming loans to total loans (1)	0.69%	0.61%
Total nonperforming assets to total assets	0.58%	0.51%

(1) Total loans are presented before allowance for credit losses, but include deferred loan origination costs (fees), net, and the basis adjustment associated with the application of hedge accounting on certain residential real estate loans. Refer to Note 10 - Derivatives.

Credit quality has remained strong, with total nonperforming assets of $32.7 million at June 30, 2025, compared to $29.5 million at December 31, 2024, and $9.8 million at June 30, 2024. Nonperforming assets as a percentage of total assets were 0.58% at June 30, 2025, 0.51% at December 31, 2024, and 0.17% at June 30, 2024. As of June 30, 2025, classified CRE and CRE construction loans amounted to $104.0 million, and includes:

●	A $29.0 million loan, classified as substandard, collateralized by a treatment facility included in the health sector. The loan is current, accruing interest and the property is 100% occupied. It is individually analyzed and required no specific reserve based on a recent appraisal.
●	A $13.6 million loan, classified as substandard, collateralized by an office being converted to medical office, included in the office sector. The loan is a result of a modification that included a new borrower assuming the modified terms that resulted in a new loan requiring a fair value adjustment of $1.7 million that was recorded as a charge-off in the second quarter. The loan is current, accruing interest and 50% occupied.
●	An $11.7 million loan, adequately collateralized by multifamily properties and classified as substandard. The loan is current and the property underlying the loan is 98% occupied. The sponsor continues to cooperate with the Bank in addressing the remaining credit weakness.
●	A $9.9 million construction loan, collateralized by retail space, that is 21% occupied. The loan is current and accruing interest.
●	An $8.8 million nonaccrual loan classified as doubtful, collateralized by a property included in the office sector. An additional specific reserve allocation of $3.6 million was recorded in the first quarter of 2025 based on the re-evaluation of collateral due to a revised exit strategy, adding to an existing specific reserve allocation of $4.7 million. The aggregate allowance of $8.3 million was charged off in the first quarter of 2025. This is a participation loan originated by another institution within our market.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The commercial and industrial loan category has an $8.8 million loan to a healthcare practice that is classified as substandard with no specific reserve and on nonaccrual.

Loans to borrowers experiencing financial difficulty and modified during the three months ended June 30, 2025, was $467,000 representing residential real estate credits that were provided a rate reduction and term extension modifications. As of June 30, 2025, modified loans to borrowers experiencing financial difficulty had a current payment status. During the three and six months ended June 30, 2025, there were no loans to borrowers experiencing financial difficulty that had a payment default and were modified in the twelve months prior to the default.

Management continues to closely monitor the CRE loan portfolio for signs of deterioration given analysts’ projections of market softness over the near term due to higher vacancies and interest rates. The New England focused portfolio has limited near-term maturity risk with 75% of the loans maturing in 2027 or later. The CRE and CRE construction portfolio composition includes:

	As of June 30, 2025
			Risk Rating
		Percent	Special
	Balance	to Total	Mention	Substandard	Doubtful	Nonaccrual

	(dollars in thousands)

Flex/Industrial	$533,156	22.5%	$10,307	$7,550	$-	$-
Multifamily	444,154	18.7%	-	21,924	-	602
Hotels	247,474	10.4%	-	4,199	-	-
Retail	287,731	12.1%	6,777	9,917	-	-
Healthcare	212,576	9.0%	-	28,018	-	-
Office	212,125	9.0%	-	19,872	8,791	8,792
All Other	432,878	18.3%	45,904	3,715	-	-
Total CRE and CRE construction	$2,370,094	100.0%	$62,988	$95,195	$8,791	$9,394

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

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

In estimating the ACL on loans, Management considers the sensitivity of the model and significant judgments and assumptions that could result in an amount that is materially different from Management’s estimate. Management performed a sensitivity analysis to understand the impact of hypothetical changes in qualitative loss factors on the ACL. Due to the concentration of the Bank’s ACL allocation in the total commercial portfolio, the sensitivity analysis evaluated the impact of changes to commercial loan segments. At June 30, 2025, the potential impact of changes to Management’s judgements on total commercial qualitative risk factors ranged between a $20.3 million reduction and $23.3 million increase in the ACL. This sensitivity analysis does not represent a change to Management’s judgement but rather provides a hypothetical result to assess the sensitivity of the ACL to a key input.

The ACL was $48.0 million, or 1.01% of total loans, at June 30, 2025, compared to $56.1 million, or 1.16% of total loans, at December 31, 2024. At June 30, 2025, the ACL on individually analyzed loans amounted to $1.0 million, or 0.7% of the carrying value of individually analyzed loans. At December 31, 2024, the ACL on individually analyzed loans amounted to $7.8 million, or 8.9% of the carrying value of individually analyzed loans. The ACL on unfunded commitments, included in other liabilities on the unaudited Consolidated Balance Sheets, amounted to $3.4 million at June 30, 2025, compared to $3.5 million at December 31, 2024, and $2.9 million at June 30, 2024.

The following table sets forth the breakdown of the ACL by loan category at the dates indicated:

	June 30, 2025			December 31, 2024
		% of			% of
		Allowance			Allowance
		Amount to	% of Loans		Amount to	% of Loans
		Total	in Category		Total	in Category
	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans

	(dollars in thousands)

Commercial real estate	$21,508	44.84%	46.15%	$30,764	54.84%	46.99%
Commercial construction	2,938	6.13	3.99	4,257	7.59	5.21
Commercial and industrial	11,488	23.95	13.62	10,700	19.07	12.25
Residential real estate:
One- to four-family	10,230	21.33	31.53	8,720	15.55	31.05
Second mortgages and equity lines of credit	1,529	3.19	4.19	1,348	2.40	3.91
Residential construction	171	0.35	0.21	186	0.33	0.23
Consumer	100	0.21	0.31	126	0.22	0.36
Total allowance for credit losses on loans	$47,964	100.00%	100.00%	$56,101	100.00%	100.00%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The following table sets forth net charge-offs (recoveries) and the ratio of annualized net charge-offs (recoveries) to average loans for the periods indicated:

	Three Months Ended June 30,
	2025			2024
		Net	Net Charge-		Net	Net Charge-
	Average	Charge-offs	off (Recovery)	Average	Charge-offs	off (Recovery)
	Balance	(Recoveries)	Rate	Balance	(Recoveries)	Rate

	(dollars in thousands)
Commercial:
Commercial real estate	$2,229,066	$1,684	0.30%	$2,477,675	$—	—%
Commercial construction	216,494	—	—%	231,623	—	—%
Commercial and industrial	635,240	(6)	—%	381,706	184	0.19%
Total commercial loans	$3,080,800	$1,678	0.22%	$3,091,004	$184	0.02%

Residential real estate:
One- to four-family	$1,485,170	$—	—%	$1,505,677	$(2)	—%
Second mortgages and equity lines of credit	195,303	(4)	(0.01)%	174,323	(3)	(0.01)%
Residential real estate construction	10,033	—	—%	15,059	—	—%
Total residential real estate loans	$1,690,506	$(4)	—%	$1,695,059	$(5)	—%

Total Consumer loans	$15,091	$40	1.06%	$19,221	$16	0.33%

Total loans	$4,786,397	$1,714	0.14%	$4,805,284	$195	0.02%

	Six Months Ended June 30,
	2025			2024
		Net	Net Charge-		Net	Net Charge-
	Average	Charge-offs	off (Recovery)	Average	Charge-offs	off (Recovery)
	Balance	(Recoveries)	Rate	Balance	(Recoveries)	Rate

	(dollars in thousands)
Commercial:
Commercial real estate	$2,252,338	$9,984	0.89%	$2,467,586	$(100)	(0.01)%
Commercial construction	229,747	—	—%	226,542	—	—%
Commercial and industrial	620,876	356	0.11%	371,793	366	0.20%
Total commercial loans	$3,102,961	$10,340	0.67%	$3,065,921	$266	0.02%

Residential real estate:
One- to four-family	$1,490,679	$—	—%	$1,507,556	$(2)	—%
Second mortgages and equity lines of credit	192,517	(14)	(0.01)%	174,704	(6)	(0.01)%
Residential real estate construction	10,263	—	—%	15,618	—	—%
Total residential real estate loans	$1,693,459	$(14)	—%	$1,697,878	$(8)	—%

Total Consumer loans	$15,842	$57	0.72%	$19,879	$62	0.62%

Total loans	$4,812,262	$10,383	0.43%	$4,783,678	$320	0.01%

The Company recorded a $739,000 provision for credit losses for the quarter ended June 30, 2025. The provision for loan credit losses was $355,000 and the provision for unfunded commitments was $384,000. The provision for loan credit losses was primarily due to a further specific reserve allocation for a previously identified classified commercial and industrial loan and qualitative factor adjustments, partially offset by a decrease in loan balances. During the quarter, a $1.7 million charge-off was recorded when a loan modification with a replacement borrower was resolved, resulting in a new loan recorded at fair value. Net charge-offs totaled $1.7 million and $10.4 million, or 0.14% and 0.43% of average loans outstanding on an annualized basis for the three and six months ended June 30, 2025, respectively. Net charge-offs were $195,000 and $320,000 for the three and six months ended June 30, 2024.

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

The table below sets forth, as June 30, 2025 and 2024, the net interest income simulation results that estimate the impact of interest rate changes on the Company’s estimated net interest income over two years:

	Change in Net Interest Income
	(% change from year one base)
Changes in Interest Rates	June 30, 2025		June 30, 2024
(basis points) (1)	Year One	Year Two	Year One	Year Two
+300	(10.2)%	(8.2)%	(12.0)%	(14.7)%
+200	(6.7)%	(5.2)%	(7.9)%	(9.5)%
+100	(3.3)%	(2.3)%	(3.8)%	(4.4)%
-100	2.3%	1.9%	4.3%	5.4%
-200	3.3%	1.0%	5.4%	5.5%
-300	3.9%	(0.8)%	5.9%	4.3%
-400	4.0%	(3.7)%	6.2%	2.0%

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

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The table below sets forth, as of June 30, 2025, the estimated changes in the EVE that would result from an instantaneous parallel shift in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

At June 30, 2025
				EVE as a Percentage of Economic
		Estimated Increase (Decrease)		Value of Assets
Changes in Interest Rates	Estimated	in EVE			Changes in
(basis points) (1)	EVE	Amount	Percent	EVE Ratio (2)	Percent
(dollars in thousands)

+ 400	$497,792	$(224,429)	(31.1)%	10.2%	(3.2)%
+ 300	565,538	(156,683)	(21.7)	11.3	(2.1)
+ 200	625,733	(96,488)	(13.4)	12.2	(1.2)
+ 100	682,036	(40,185)	(5.6)	13.0	(0.4)
0	722,221	—	—	13.4	—
- 100	746,662	24,441	3.4	13.4	—
- 200	713,332	(8,889)	(1.2)	12.6	(0.8)
- 300	664,465	(57,756)	(8.0)	11.5	(1.9)
-400	589,456	(132,765)	(18.4)	10.0	(3.4)

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

We continue to focus on maintaining a strong liquidity position. We have access to immediate liquid resources in cash and cash equivalents of $203.1 million at June 30, 2025, which are primarily on deposit with the FRBB. Maturities and payments on outstanding loans and investment securities also provide a steady flow of funds. Liquidity is further enhanced by our ability to pledge loans and securities to access secured borrowings from the FHLB and FRBB. As of June 30, 2025, we had additional borrowing capacity of $693.7 million from the FHLB and $563.8 million from the FRBB based on the amount of collateral pledged. We also have additional borrowing capacity under a $25.0 million unsecured federal funds line with a correspondent bank. Potential sources of liquidity also include unpledged investment securities in our available-for-sale securities portfolio with a carrying value of $27.8 million and our ability to sell loans in the secondary market.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Our core deposits (which we define as deposits other than certificates of deposits) have historically provided us with a long-term source of stable and relatively lower cost source of funding. However, deposit inflows and outflows can vary widely and are influenced by prevailing market interest rates, competition, local and national economic conditions and fluctuations in our business customers’ own liquidity needs and may be negatively impacted by unexpected deposit withdrawals from weakness in the financial markets and industry-wide reductions in liquidity. The Company utilizes third- party brokers to obtain brokered deposits to supplement core deposit fluctuations and loan growth. At June 30, 2025, the Company had $338.8 million in brokered deposits. Additional funding is available through the issuance of long-term debt or equity.

In the ordinary course of the Company’s operations, the Company has entered into certain contractual obligations and has made other commitments to make future payments. At June 30, 2025, we had outstanding commitments to originate loans of $114.4 million and unadvanced funds on loans of $644.6 million. Certificates of deposit that are scheduled to mature within one year from June 30, 2025, totaled $1.21 billion.

The Company believes that it will be able to meet its contractual obligations as they come due through the maintenance of adequate cash levels and liquidity. Other than normal changes in the ordinary course of business, there have been no significant changes in the types of contractual obligations or amounts due since December 31, 2024.

Our ability to maintain adequate levels of liquidity is dependent on our ability to continue to maintain a strong risk profile and capital base. The Company and the Bank are subject to various regulatory capital requirements. At June 30, 2025, the Company and the Bank exceeded all regulatory capital requirements and were considered “well capitalized” under regulatory guidelines. See Note 12 of the Notes to Consolidated Financial Statements.

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

The following table reconciles the Company’s tangible-common-equity-to-tangible-assets ratio for the periods indicated:

	June 30,
	2025	2024

	(dollars on thousands)
Tangible common equity:
Total stockholders' equity	$580,147	$577,329
Less: Goodwill	59,042	59,042
Less: Other intangible assets (1)	378	1,136
Tangible common equity	$520,727	$517,151

Tangible assets:
Total assets	$5,609,075	$5,787,035
Less: Goodwill	59,042	59,042
Less: Other intangible assets (1)	378	1,136
Tangible assets	$5,549,655	$5,726,857

Tangible common equity / tangible assets (2)	9.38%	9.03%

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation under the supervision and with the participation of the Company’s Management, including the Company’s principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures as of the period ended June 30, 2025. Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s Management including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures. The Company will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 28, 2025 in connection with the Merger, a purported individual shareholder of the Company filed a complaint in New York state court, captioned William Johnson v. HarborOne Bancorp, Inc., et al., No. 654471/2025 (N.Y. Sup. Ct., N.Y. City.), naming as defendants the Company and certain members of the Company’s board of directors as of the date of the Merger Agreement (“Johnson”). On July 29, 2025, an additional case was filed by a purported individual shareholder of the Company in the same court against the same defendants, captioned Paul Parshall v. HarborOne Bancorp, Inc., et al., No. 654489/2025 (N.Y. Sup. Ct., N.Y. City.) (“Parshall”). The Johnson and Parshall cases, and any similar subsequently filed cases involving the Company, Eastern, their respective boards of directors, or any committee thereof and/or any of their directors or officers relating directly or indirectly to the Merger Agreement, the Merger, or any related transaction, are referred to as the “Merger Litigations.” The Merger Litigations filed to date generally allege that the proxy statement issued on Schedule 14A by the Company on June 27, 2025, is materially incomplete and misleading and assert claims for negligent misrepresentation and concealment and negligence under New York common law. The Merger Litigations seek, among other things, an injunction enjoining consummation of the Merger, rescission of the Merger, costs of the actions, including attorneys’ fees and experts’ fees and expenses, and any other relief the court may deem just and proper.

The Company believes that the Merger Litigations are without merit and that no supplemental disclosures are required under applicable law. The Company and its directors intend to vigorously defend against each Merger Litigation and any subsequently filed similar actions. It is possible additional Merger Litigations may be filed prior to consummation of the Merger. Absent new or significantly different allegations, the Company will not necessarily disclose such additional filings. The Company cannot predict the outcome of or estimate the possible loss or range of loss from the Merger Litigations. Although the results of these proceedings and claims cannot be predicted with certainty, at this time the Company does not believe the ultimate cost to resolve these matters will individually, or taken together, have a material adverse effect on the Company’s business, operating results, cash flows or financial condition.

Except as described above, we are not involved in any material pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. We are not involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations.

ITEM 1A. RISK FACTORS

This section supplements and updates certain of the information found under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 6, 2025 (“Annual Report”), based on information currently known to us and recent developments since the date of the Annual Report filing. The matters discussed below should be read in conjunction with the risks described in Part I. Item 1A. “Risk Factors” of our Annual Report. However, the risks and uncertainties that we face are not limited to those described below and those set forth in the Annual Report. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our common stock.

Risks Related to the Merger

The pendency of the Merger could adversely affect the Company’s business, results of operations and financial condition.

The pendency of the Merger could cause disruptions in and create uncertainty surrounding the Company’s business, including affecting the Company’s relationships with the Company’s existing and future customers, suppliers and employees, which could have an adverse effect on the Company’s business, results of operations and financial condition, regardless of whether the Merger is completed. In particular, we could potentially lose additional important personnel as a result of the departure of employees who decide to pursue other opportunities in light of the Merger. We could also potentially lose additional customers or suppliers, and new customer or supplier contracts could be delayed or decreased. In addition, we have allocated, and will continue to allocate, significant Management resources toward the completion of the transaction, which could adversely affect the Company’s business and results of operations.

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

Before the Merger may be completed, various consents, approvals, waiver or non-objections must be obtained from state and federal governmental authorities, including the Federal Reserve, the FDIC, the Massachusetts Commissioner of Banks, and the Massachusetts Housing Partnership Fund. Satisfying the requirements of these governmental authorities may delay the date of completion of the Merger. In addition, these governmental authorities may include conditions on the completion of the Merger or require changes to the terms of the Merger. Eastern is not obligated to complete the Merger should any regulatory approval prohibit or materially limit the ownership or operation by Eastern or any of its subsidiaries, of all or any material portion of the business or assets of the Company or any of its subsidiaries or Eastern or its subsidiaries, or compel Eastern or any of its subsidiaries to dispose of or hold separate all or any material portion of the business or assets of the Company or any of its subsidiaries or Eastern or any of its subsidiaries.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)Unregistered Sales of Equity Securities. None.

b)Use of Proceeds. None.

c)Repurchase of Equity Securities.

			Total number of	Maximum number (or
			shares (or units)	approximate dollar
			purchased as part	value) of shares (or
	Total number of		of publicly	units) that may yet be
	shares (or units)	Average price paid	announced plans or	purchased under the
Period	purchased	per share (or unit)	programs	plans or programs
April 1 to April 30, 2025	317,500	$9.68	317,500	597,672
May 1 to May 31, 2025	—	—	317,500	597,672
June 1, to June 30, 2025	—	—	317,500	597,672
	317,500	$9.68	317,500	597,672

On May 29, 2024, the Company announced a share repurchase program to repurchase up to 2,222,568 shares of its common stock, or approximately 5% of its outstanding shares. During the second quarter of 2025, the Company repurchased 317,500 shares at an average cost of $9.68 per share in open market transactions under the share repurchase program. On April 24, 2025, the Company suspended the repurchase program following its entry into the Merger Agreement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

a)None.

b)None.

c) During the quarter ended June 30, 2025, none of the Company’s directors or executive officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) had in place, or adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as such term is defined in the Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

The exhibits listed in the Exhibit Index are included in, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (and are numbered in accordance with Item 601 of Regulation S-K):

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
101

Interactive data files (formatted in Inline XBRL) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2025, and December 31, 2024, (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2025 and 2024 (iii) the Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2025 and 2024, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2025 and 2024, (v) the Consolidated Statements of Cash Flows for the three and six months ended June 30, 2025 and 2024, and (vi) the Notes to the unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)

*Filed herewith

**Furnished herewith

† Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HarborOne Bancorp, Inc.

Date: August 5, 2025	By:	/s/ Joseph F. Casey
Joseph F. Casey
President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2025	By:	/s/ Stephen W. Finocchio
Stephen W. Finocchio
Executive Vice President and Chief Financial Officer (Principal Financial Officer)